Form 10QSB
period 1995-09-30
AMERICAN MEDICAL ALERT CORP
filed 1995-11-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995


Commission File Number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
             (Exact Name of Registrant as Specified in its Charter)

      New York                                        11-2571221
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

                3265 Lawson Boulevard, Oceanside, New York 11572
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 536-5850
              (Registrant's telephone number, including area code)

Indicate  by  check  mark  whether  the  registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,504,074 shares of $.01 par value common stock as of November 13 , 1995.

                          AMERICAN MEDICAL ALERT CORP.




                              INDEX                                     PAGE


Part  I     Condensed Balance Sheets for September 30, 1995
            and December 31, 1994                                       1

            Condensed Statements of Income for the
            Nine Months Ended September 30, 1995 and 1994               2

            Condensed Statements of Income for the
            Three Months Ended September 30, 1995 and 1994              3

            Condensed Statements of Cash Flows for
            the Nine Months Ended September 30, 1995 and 1994           4-5

            Notes to Condensed Financial Statements                     6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7-8

Part II     Other Information                                           9

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                   Sept.30, 1995           Dec. 31, 1994*
                                     (Unaudited)
CURRENT ASSETS:
 Cash                                   $243,825                $157,435
 Accounts and notes receivable
  (net of allowance for doubtful
  accounts of $30,000 in '95 & '94)    1,439,923               1,281,067
 Inventory                             1,180,084               1,084,385
 Prepaid expenses and other
  current assets                         104,904                  42,744
 Deferred income tax benefit              52,000                 173,000

 Total Current Assets                  3,020,736               2,738,631
                                       ---------               ---------
NOTES RECEIVABLE                             -0-                  16,391

FIXED ASSETS:
 (Net of accumulated depreciation
  and amortization)                    2,424,097               2,206,882

OTHER ASSETS                              26,696                  21,489
                                       ---------               ---------
TOTAL                                 $5,471,529              $4,983,393
                                       =========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable -bank                    $450,000                $550,000
 Accounts payable                        346,473                 455,369
 Accrued expenses                        231,378                 170,924
 Taxes payable                            57,000                  58,296
 Current portion of long-term debt         8,133                   9,162
                                       ---------               ---------
 Total Current Liabilities             1,092,984               1,243,751

DEFERRED INCOME TAX LIABILITY             80,000                  80,000
LONG-TERM DEBT -LESS CURRENT
 MATURITIES                               10,582                  13,276
                                       ---------               ---------
 Total Liabilities                     1,183,566               1,337,027

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
 Common stock -$.01 par value;
  authorized - 10,000,000 shares;
  issued, and outstanding -
  5,504,074 shares in 1995 and
  5,462,712 shares in 1994.               55,040                  54,627
 Additional paid-in capital            4,087,949               4,069,384

 Retain Earnings (Deficit)               151,458               (471,161)
                                       ---------               ---------
                                       4,294,447               3,652,850
 Less 1,995 shares of treasury stock,
  at cost                                (6,484)                 (6,484)
                                       4,287,963               3,646,366
                                       ---------               ---------
TOTAL                                 $5,471,529              $4,983,393
                                       =========               =========

See accompanying notes to condensed financial statements.
* Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                           Nine Months Ended September 30,
                                            1995                    1994
                                            ----                    ----
Revenues:
   Services                           $3,885,048              $3,302,925
   Product sales                         668,466                 588,035
                                       ---------               ---------
                                       4,553,514               3,890,960
                                       ---------               ---------
Cost and Expenses (Income):
   Costs related to services           1,303,161               1,120,791
   Costs of products sold                467,192                 361,130
   Selling, general and
    administrative expenses            1,675,099               1,445,630
   Interest expense                       42,510                  31,463
   Other income                            (355)                 (2,648)
                                       ---------               ---------
                                       3,487,607               2,956,366
                                       ---------               ---------
Income before provision for income
 taxes.                                1,065,907                 934,594

Provision for income taxes               443,288                 374,019
                                       ---------               ---------

NET INCOME                              $622,619                $560,575
                                       =========               =========
Net income per share                       $0.11                   $0.10
                                       =========               =========
Weighted average number of
 common shares outstanding (Note 3)    5,866,058               5,784,618
                                       =========               =========

See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                         Three months Ended September 30,
                                            1995                    1994
                                            ----                    ----
Revenues:
   Services                           $1,375,717              $1,206,891
   Product sales                         384,304                 194,396
                                       ---------               ---------
                                       1,760,021               1,401,287
                                       ---------               ---------
Cost and Expenses (Income):
   Costs related to services             532,828                 374,503
   Costs of products sold                213,686                  68,292
   Selling, general and
    administrative expenses              599,857                 456,812
   Interest expense                       13,114                  14,626
   Other income                             (64)                   (172)
                                       ---------               ---------
                                       1,359,421                 914,061
                                       ---------               ---------
Income before provision for income
 taxes.                                  400,600                 487,226

Provision for income taxes               160,300                 194,366
                                       ---------               ---------

NET INCOME                              $240,300                $292,860
                                       =========               =========
Net income per share                       $0.04                   $0.05
                                       =========               =========
Weighted average number of
 common shares outstanding (Note 3)    5,961,037               5,748,901
                                       =========               =========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                           Nine Months Ended September 30,
                                            1995                    1994
                                            ----                    ----
Cash Flows From Operating Activities:

 Net Income                             $622,619                $560,575

 Adjustments to reconcile net
  income to net cash provided by
  operating activities
 Depreciation and amortization           375,389                 304,438

 Cash savings/charge equivalent to tax
  benefit resulting from utilization
  of operating loss carry forwards       121,000                 307,000
 Issuance of common stock in
  connection with consulting services
  performed                                  -0-                  14,844
 Amortization of deferred charges            -0-                     730
 Change in Assets and Liabilities:
 (Increase) in receivables             (142,465)               (318,492)
 (Increase) decrease in inventory       (95,699)                 202,090
 (Increase) in prepaid expenses
  and other assets                      (67,367)               ( 51,239)
 (Decrease) increase in accounts
  payable, accrued expenses and
  taxes payable                         (49,738)                 292,249
                                      ----------              ----------
Net Cash Provided by Operating
 Activities                              763,739               1,312,195
                                      ----------              ----------
Cash Flows from Investing Activities:
 Expenditures for fixed assets         (592,604)             (1,730,073)
                                      ----------              ----------

Net Cash (Used In) Investing
 Activities                            (592,604)             (1,730,073)
                                      ----------              ----------
Cash Flows from Financing Activities:
 (Repayments of) net proceeds from bank
   borrowings                          (100,000)                 300,000
 Change in capital lease obligation          -0-                   4,240
 Repayment of long term debt             (3,723)                 (5,014)
 Proceeds upon exercise of stock options  18,978                  46,277
                                      ----------              ----------
Net Cash (Used In) Provided by Financing
 Activities                             (84,745)                 345,503
                                      ----------              ----------


See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                                  (Unaudited)


                                           Nine Months Ended September 30,
                                            1995                    1994
                                            ----                    ----
 Net Increase (Decrease)in Cash          $86,390               $(72,375)

 Cash, Beginning of Period               157,435                 180,276
                                      ----------              ----------
 Cash, End of Period                    $243,825                $107,901
                                      ==========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


CASH PAID DURING THE PERIOD
FOR INTEREST                             $42,510                 $31,463
                                      ==========              ==========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                        $323,584                 $23,020
                                      ==========              ==========







See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.       General:

         These financial statements should be read in conjunction with the notes to the financial statements contained in the latest annual report for the year ended December 31, 1994.

2.       Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the condensed statements of income for the nine and three month periods ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994.

         The condensed statements of income for the nine and three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


3.       Income Per Share:

         Income Per Share -Income per share is computed using the weighted average number of shares issued and committed for issuance during each period. In 1995 and 1994, the dilutive effect of outstanding options and warrants was included in the weighted average number of common shares.

                          AMERICAN MEDICAL ALERT CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (for the Quarter Ended September 30, 1995)


LIQUIDITY AND CAPITAL RESOURCES

On February 16, 1994, the Company renegotiated its existing credit facility and an amended revolving credit note was issued for $1,500,000 due July 31, 1995. Effective October 31, 1995, the note was extended until November 30, 1995 of which $450,000 is currently outstanding. Currently the Company is negotiating this existing credit agreement. The Company's working capital on September 30, 1995 was $1,927,752.

As of September 30, 1995, during the next twelve months the Company anticipates that it will make capital expenditures of approximately $2,000,000 for the purchase of additional systems which the Company intends to rent to what it believes is its expanding customer base. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income from operations will be sufficient to meet its cash and working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenue  from  services  increased $582,123 for the nine months ended September
30, 1995 as compared to the same period in 1994, an increase of 18%. These increases resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the nine months ended September 30, 1995 and 1994 were 34% and 34%, respectively.

Revenue from services increased $168,826 for the three months ended September 30, 1995 as compared to the same period in 1994, an increase of 14%. These increases resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended September 30, 1995 and 1994 were 39% and 32%, respectively. The increase in costs was due to a write off of unrecoverable and unrepairable units.

Revenue from product sales increased $80,431 for the nine months ended September 30, 1995 as compared to the same period in 1994, an increase of 14%. This increase was primarily due to an increase in sales to distributors and retirement communities. The gross profit percentage on product sales for the nine months ended September 30, 1995 and 1994 was 30% and 38% respectively.

Revenue from product sales increased $189,908 for the three months ended September 30, 1995 as compared to the same period in 1994, an increase of 98%. This increase was primarily due to the increase in sales to distributors and retirement communities. The gross profit percentage on product sales for the three months ended September 30, 1995 and 1994 was 44% and 65%, respectively.

Interest expense for the nine months ended September 30, 1995 and 1994 was $42,510 and $31,463, respectively. The increase in interest expense in 1995 was due to the increase of borrowings from a bank. This increase in indebtedness is directly attributable to the increased demand for rental of the VOICE OF HELP(R).

Interest expense for the three months ended September 30, 1995 and 1994 was $13,114 and $14,626, respectively.

Selling, general and administrative expenses as compared as a percentage of total revenues for the nine months ended September 30, 1995 and 1994 were 37% and 37%, respectively.

Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended September 30, 1995 and 1994 were 34% and 33% respectively. This increase was due to the opening of our Illinois office in the 3rd quarter. This effected costs by $53,045 or one cent per share for the three months ended September 30, 1995. Also attributing to the increase in Selling, general and administrative expense was the continued efforts by our Lobbyist and greater marketing endeavors.

OUTLOOK

The Company's management strategy has remained committed to serving the needs of its customer base consisting of funded programs, long term care facilities, home healthcare providers, developers of retirement communities and the private sector. In November 1993, New York City initiated its program to provide the VOICE OF HELP(R) System to a segment of recipients served by the Home Attendant Care Program. Medicaid patients will now be assessed to determine if they meet the criteria to receive the VOICE OF HELP(R) System. In preparation for the increased demand from New York City, the Company made substantial capital improvements to its facilities in Queens and Oceanside, New York, while establishing several new management positions. The Company will continue to experience higher SG&A costs through first quarter 1996 associated with its Illinois Office until revenue growth is recognized thereafter. Continued strength in the construction and remodeling of multi-housing facilities helped maintain a strong demand for the Company's products.

                           PART II -OTHER INFORMATION




Item 6. Exhibit and Reports on Form 8-K.

      (a)   Exhibits:

            27. Financial Data Schedule

            (b)   Reports on Form 8-K:

            On August 23, 1995, the Company filed a Form 8-K to report a change in its certifying accountants (Item 4 of Form 8-K). On August 31, 1995, the Company filed an amendment to the Form 8-K for all purpose of filing the letter from the Company's former accountants Deloitte & Touche LLP stating that it agreed with the statement made by the Company, as required by Item 304 of Regulation S-B.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





AMERICAN MEDICAL ALERT CORP.





By:   /s/ Howard M. Siegel
      Howard M. Siegel
      President & Chief Operating Officer
      (Chief Financial & Accounting Officer)

Dated: November 13, 1995