Form 10KSB
period 1995-12-31
AMERICAN MEDICAL ALERT CORP
filed 1996-03-29
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                              11-2571221
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

3265 Lawson Boulevard, Oceanside, New York                       11572
------------------------------------------                      -------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (516) 536-5850
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                               ------
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 per share
                        --------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]     No   [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year: $6,177,302.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 26, 1996, was $10,412,658, computed by reference to the average closing bid and asked prices of such stock as reported on the Nasdaq on that date.

     The aggregate number of shares of Common Stock outstanding as of March 26, 1996: 5,708,801

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement of the registrant, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this report.

                                                                PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     American Medical Alert Corp. (the "Company") is a corporation, formed under the laws of the State of New York in 1981 and is engaged in the business of designing, engineering, fabricating and marketing computerized Personal Emergency Response Systems ("PERS") using proprietary and commercially available technology. The Company markets to private-pay clients, institutional customers, long term care providers, retirement communities, hospitals and government agencies. The Company's strategy is to capitalize on opportunities created by new federal policies affecting the delivery of home healthcare services by HMOs and managed care groups. In order to achieve its goals, the Company has recently agreed to participate in a study to prove the cost effective benefits of PERS in home healthcare programs. Additionally, during 1996, the Company expects that it will finalize plans with a national provider of geriatric services to offer the VOICE OF HELP(R) Systems (described below) through their network of agencies, begin operations at its recently opened Illinois facility, initiate a direct marketing campaign targeting consumer sales and launch its Model 700 (described below), a more efficient PERS that will enhance the monitoring activities of a homecare patient.

     Several of the systems the Company markets enable PERS to be provided to a wide range of individuals including; the medically at-risk, isolated and infirm, elderly, disabled as well as persons receiving home care services and their families, retirement and college campus sites, security/staff personnel who maintain health facilities and places of internment (referred to individually as the "Subscriber" and collectively as "Subscribers"). The Company's monitoring centers are designed to simultaneously process signals from different systems.

PRODUCTS AND SERVICES:

     The Company's core business remains the development and marketing of high-tech effective personal emergency response systems, primarily used by the senior population. VOICE OF HELP(R) Systems enable a person to remain independent and continue to enjoy the comforts of living at home.

     MODELS 500 AND 1000 PERSONAL EMERGENCY RESPONSE SYSTEMS

     VOICE OF HELP(R) Systems have been designed to permit two-way (talk/listen) voice communications between an individual and monitoring personnel located at the Company's Monitoring Center (the "Center"). VOICE OF HELP(R) Systems are currently available in two configurations. The stand alone Model 500 is utilized by private-pay consumers, hospitals, home healthcare providers, government agencies, third-party insurers, developers of retirement communities and certain commercial applications, among others. The flush mounted Model 1000 is used in new and rehabilitated multi-housing facilities.

     The usual protocol associated with the use of the Company's VOICE OF HELP(R) System is as follows:

     (1) The Subscriber activates the VOICE OF HELP(R) System by either pressing a button located on the home unit or from a portable activator. There is no need for the Subscriber to touch the telephone.

     (2) When the VOICE OF HELP(R) System is activated, the Subscriber hears a signal tone and sees a signal light on the home unit, indicating that the System is processing the signal to the Center. The home unit, coupled with the proper telephone connection, permits hands free communication between the Subscriber and the Center. After the telephone connection has been established, a monitor at the Center automatically displays relevant Subscriber information, including:

     (i) the telephone numbers of the Subscriber's physician, local police and fire departments, relatives and neighbors, etc.;

     (ii) the Subscriber's vital medical history and current prescriptions (if provided); and

     (iii)other   pertinent   information   that   should   assist  in  securing
          appropriate action on behalf of the Subscriber.

     The Company's Centers are capable of handling multiple requests for assistance at any given time. The Company believes, based on its experience to date, that each request for assistance is accepted within one minute of its initiation. The Company makes available and believes that its back-up Center provides a significant additional safeguard to the operations of its VOICE OF HELP(R) Systems.

     (3) After the Subscriber's personal data is displayed, the Company's monitoring personnel and the Subscriber can talk and listen to each other. The Subscriber need not touch the telephone. If no overriding noise or physical sound barrier is present between the Subscriber and the VOICE OF HELP(R) Systems home unit, the parties will normally be able to talk and listen to each other.

     (4) Monitoring personnel at the Center will attempt to determine from the Subscriber what aid is required. If the Subscriber is unable to communicate, monitoring personnel will take actions pursuant to pre-designated instructions.

     (5)  VOICE  OF  HELP(R)   Systems  can  monitor   proprietary  and  certain
commercially available intrusion, fire detection and other similar devices.

MONITORING

     In addition to its voice systems, the Company makes available, as an additional and integral part of the VOICE OF HELP(R) System, a unique monitoring service. Personnel located at the Company's Monitoring Center utilize personal computers, arranged in a local area network, to process alerts. All signals for assistance are programmed to access the Center's Subscriber data base which enables monitoring personnel to take pre-determined actions quickly. Relevant information concerning the Subscriber is displayed on a monitor. Monitoring personnel are trained to take appropriate action on behalf of all Subscribers. The technology includes digital communicators, radio frequency devices, and two-way voice circuits. System activation may occur from a host of ancillary contacts, switches or other devices. In most applications the Company provides long distance, toll-free telephone lines for signal transmission.

PRODUCTION/PURCHASING

     The Company continues to utilize subcontractors to assemble its products. These services are generally provided through verbal arrangements and Company issued purchase orders. The Company's principal subcontractor is Aim Electronics. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that in the event such relationships were to be terminated, the Company would be able to engage the services of additional or different subcontractors as would be required to fulfill its needs without material adverse effect to the Company's operations.

     With the exception of several proprietary components, which are manufactured to the Company's specifications, the manufacturing of the Company's product lines requires the use of generally available electronic components and hardware.

MARKETING/CUSTOMERS

     The Company markets its products and monitoring services to consumers, hospitals, home healthcare providers, government agencies, third-party insurers, developers of retirement communities and commercial applications, among others. The Company believes that these markets offer the Company an opportunity for significant growth.

     Sales and leases of the Company's products and monitoring services are made through the efforts of its own sales personnel, manufacturers' representative(s) and independent distributors. The Company markets its products through sales and various rental arrangements. The Company is an approved Medicaid Provider in the States of New York and Georgia. During the years ended December 31, 1995, 1994 and 1993, the Company had revenues from one contract with a municipality located in New York which represented 44%, 37% and 11%, respectively, of its total revenue.

     The Company continues development on several new healthcare systems that it plans to continue testing during 1996. Examples are:

     a. MED PASS(R): The product will be used by home healthcare patients for the purpose of insuring that prescribed medications are taken in accordance with physicians' orders.

     b. ACCUTROL(R): The Company, in conjunction with one of its customers, is continuing its field testing of an access control version of its VOICE OF HELP(R) System.

     c. (Product name to be selected): The Company has developed a device, which permits the upgrading of nurse-call systems to include a wireless activating function that will enable patients to summon a nurse even when their nurse-call buttons are out of reach.

     d. PERS Model 700: An updated version of the electronics used in the Company's Models 500 and 1000. Production of the product is expected to begin during the third quarter of 1996.

     The Company continues to seek new applications for its interactive voice technology.

INSTALLATION AND SERVICES

     The Company currently provides its own personnel or provides training for customers' personnel for installation and servicing of its Systems. In addition, telephone interconnect companies install VOICE OF HELP(R) Systems for the Company in some areas.

SALES, LEASING AND MONITORING REVENUES

     The Company markets its products through sales and various rental arrangements. The Company also offers VOICE OF HELP(R) Systems, including monitoring center equipment for on-site monitoring, using similar purchase and lease arrangements. The Company is an approved Medicaid Provider in the States of Georgia and New York and continues to develop similar relationships in several other states.

     The Company offers monitoring service for its own, as well as personal emergency response systems manufactured by others on a monthly fee basis. Multi-user providers have the option of using the Company's monitoring services, either as a primary or back-up center. The majority of customers have selected the Company's Monitoring Center in Oceanside, NY to provide primary and back-up monitoring on behalf of their clients. Monitoring fees are charged to individuals and entities who utilize the Company's monitoring services, whether on a primary basis in the case of individuals or on a back-up basis with respect to those who purchase or lease complete VOICE OF HELP(R) Systems, electing to provide their own on-site primary monitoring.

PATENTS AND TRADEMARKS

     The Company considers its trademarks to be an important element of its marketing program. The Company's trademarks include "VOICE OF HELP(R)", "THE VOICE OF HELP(R)", "ACCUTROL(R)", "MED PASS(R)", "ROOM MATE(R)", "VOICECARE(R)", "SYSTEM-one(R)" and "HELPING PEOPLE LIVE BETTER(R)", each of which is registered with the United States Patent and Trademark Office.

COMPETITION

     The Company's competition includes manufacturers, distributors and providers of personal emergency response equipment and services, and a limited number of burglar and fire alarm companies. Certain of the Company's competitors have more extensive manufacturing and marketing capabilities, as well as greater financial, technological and personnel resources, than the Company. The Company's competition focuses its marketing and sales efforts in two distinct areas; hospital/private-pay, and multi-housing applications. The Company believes that its experience and expertise give it a significant advantage over its competitors.

RESEARCH AND DEVELOPMENT

     In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. Expenditures for research and development for the years ended December 31, 1995, 1994 and 1993 were approximately $32,874, $41,747 and $39,549, respectively.

EMPLOYEES

     As of March 12, 1996, the Company employed 84 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's executive offices and primary monitoring Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. The Company leases this space and the adjoining 8,000 square foot parking lot from Howard M. Siegel pursuant to a five-year lease which expires on December 31, 1999. The lease provides for a base annual rental of $74,600 plus certain operating expenses, subject to a 5% annual increase. The Company believes that the terms of this lease are no less favorable than could be obtained from an unaffiliated third party.

     The Company houses its Engineering, Research and Development, Quality Control, Testing and Back-up Monitoring Departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party which was amended on November 18, 1993. The lease, as amended, expires on December 31, 1996 and provides for a current base annual rental, net of certain operating expenses, of $36,000. The Company believes that it will be able to renew this lease on terms equally favorable to the Company.

     The Company maintains a satellite marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated party at an annual rental, plus certain operating charges, of $16,694, pursuant to a lease which expires on April 30, 1997. The Company believes that it will be able to renew this lease on terms equally favorable to the Company.

     The Company leases approximately 1,500 square feet of space in Flushing, New York, pursuant to a three-year lease which expires on June 30, 1998, for office, warehouse, storage, shipping and receiving purposes. The lease provides for an annual rent of $13,200 during the first year of the term, $13,860 during the second year of the term and $14,553 during the third year of the term.

     The Company maintains a satellite marketing and administrative office in Countryside, Illinois. The Company leases approximately 1,200 square feet of space from an unaffiliated party pursuant to a two-year lease which expires on July 9, 1997. The lease provides for an annual rent of approximately $15,000.

     The Company believes that these properties are suitable for their intended uses and are adequate to meet its current requirements. The Company does not own any property.

ITEM 3. LEGAL PROCEEDINGS

     Although the Company is a party to certain routine litigations incidental to its business, the Company believes that there are no material pending legal proceedings to which it is a party or any of its properties are the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted, during the fourth quarter of the year covered by this report, to a vote of the security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                     Age                      Position
     ----                     ---                      --------

Howard M. Siegel              62             Chairman of the Board, President,
                                             Chief Executive Officer and Chief
                                             Financial Officer

Wilfred L. Mossey             59             Vice President, Homecare

OTHER SIGNIFICANT OFFICERS
OF THE REGISTRANT

John Lesher                   41             Vice President, Engineering



John Rogers                   49             Vice President, Operations and
                                             Secretary

     Officers serve at the discretion of the Board of Directors.

     Howard M. Siegel has been the Company's Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and a Director for more than the past five years.

     Wilfred L. Mossey was the Company's Executive Vice President and Secretary from April 1984 to July 1993 and a Director since December 1987. He became Vice President, Homecare in July 1993 and has served in such capacity since.

     John Lesher was elected Vice President, Engineering by the Company in March 1991. Prior thereto and from 1989, Mr. Lesher served as a senior engineer at the Company's former Bristol, PA facility. From May 1984 to November 1988, Mr. Lesher served as the Operations and Manufacturing Director of Advanced Graphic Systems, Inc. (a subsidiary of Automation and Printing International Technology, Inc.), a company engaged in the sale and marketing of computerized printing equipment.

     John Rogers joined the Company in July 1984. He has served in a variety of capacities and was appointed to be Vice President, Operations in July 1993. Additionally, he has been the Secretary since July 1993.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on Nasdaq (Symbol: AMAC). The high and low bid prices for the Common Stock, as furnished by Nasdaq, are shown for the fiscal years indicated. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                               High                  Low

     1994      First Quarter                  3 3/4                 2 1/4
               Second Quarter                 3 5/16                2 5/16
               Third Quarter                  3 1/16                1 7/8
               Fourth Quarter                 3 1/16                1 15/16

     1995      First Quarter                  2 15/16               2
               Second Quarter                 3 1/2                 2 9/16
               Third Quarter                  4 1/4                 3
               Fourth Quarter                 4                     2 1/8

     As of March 26, 1996, there were 558 recordholders of the Company's Common Stock.

     The Company did not pay dividends on its Common Stock during the two years ended December 31, 1995 and does not anticipate paying dividends in the foreseeable future.

SELECTED FINANCIAL DATA - AMERICAN MEDICAL ALERT CORP.

     The following table summarizes certain financial data and should be read in conjunction with the detailed financial information set forth elsewhere herein.

                                                                          Year Ended December 31,
                                             --------------------------------------------------------------------------------
                                             1995              1994                1993              1992                1991
                                             ----              ----                ----              ----                ----
Selected Statement of Operations Data:

  Revenues                               $6,177,302         $5,384,671         $3,918,203         $3,558,749         $4,013,481

  Income before extraordinary item
   and cumulative effect of
   accounting change                     $  741,736         $  727,166         $  204,218         $  230,410         $  255,927

  Net income                             $  741,736         $  727,166         $  880,218         $  335,410         $  437,927

  Income per share before
   extraordinary item and cumulative
   effect of accounting change           $      .13         $      .13         $      .04         $      .04         $      .05
                                         ==========         ==========         ==========         ==========         ==========
  Net income per share                   $      .13         $      .13         $      .16         $      .06         $      .08
                                         ==========         ==========         ==========         ===========        ==========

  Weighted average number of common
   shares                                 5,867,555          5,751,453          5,659,486          5,646,219          5,641,360

Selected Balance Sheet Data as of
December 31:

  Total assets                           $5,750,042         $4,983,393         $3,583,991         $2,416,837         $2,212,044

Long-term liabilities                    $  653,949         $   93,276         $  313,779         $   26,293         $  177,484

  Shareholders' equity                   $4,407,350         $3,646,366         $2,856,689         $1,928,126         $1,577,755


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     The Company's gross revenues increased from $5,384,671 in 1994 to $6,177,302 in 1995, an increase of 15% and increased from $3,918,203 in 1993 to $5,384,671 in 1994, an increase of 37%. The increase in gross revenues from 1994 to 1995 and 1993 to 1994 resulted from the continued growth of the Company's existing customer bases as well as the addition of new customers.

     Revenues from services increased from $4,546,991 in 1994 to $5,288,046 in 1995, an increase of 16% and increased from $3,201,290 in 1993 to $4,546,991 in 1994, an increase of 42%. These increases resulted from continued expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for 1995, 1994, and 1993 were 35%, 32% and 33%, respectively. Costs in 1995 as a percentage of revenue increased due to the expense attributable to unrecoverable rental equipment which approximated $123,000 and increased depreciation charges.

     Revenues from product sales increased from $837,680 in 1994 to $889,256 in 1995, an increase of 6% and increased from $716,913 in 1993 to $837,680 in 1994, an increase of 17%. These increases were primarily due to the increase in sales to distributors and retirement communities. The gross profit on product sales in 1995, 1994, and 1993 was 39%, 30% and 11%, respectively. Gross profits increased in 1995, in part, due to effective use of purchase discounts and lower unit costs relating to past production efficiencies. Gross profits increased in 1994 due to more efficient production of a redesigned and lower costing unit.

     Selling, general and administrative expenses during 1995 were $2,422,972, an increase of 22% from 1994, and were $1,987,034 in 1994, an increase of 2% from 1993. Additional expenses incurred in 1995 were the result of increased lobbying expenses, expansion of sales and personnel departments, and the opening of a satellite office in the State of Illinois. Expenses in 1994 as compared to 1993 stayed relatively consistent.

     Interest expense for 1995, 1994, and 1993 was $55,694,  $46,233 and $7,355,
respectively. Interest expense increased in 1995 and in 1994 due to increases in the average monthly borrowings.

     The Company's income before provision for income taxes and cumulative effect of accounting change in 1995 was $1,327,736, an increase of $26,570 or 2%. The increase in 1995 resulted from an increase in the Company's revenues offset by higher selling, general and administrative expenses. Income before provision for income taxes and cumulative effect of accounting change in 1994 was $1,301,166, an increase of $962,948 or 285% from 1993. This increase is directly attributed to the increase in the Company's subscriber base, without a corresponding proportionate increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During 1995, cash provided by operating activities was $1,433,585, as compared to $1,395,982 in 1994. Cash paid for income taxes in 1995 was $457,284, as compared to $28,120 in 1994. This increase was primarily due to the utilization of net operating loss carryforwards in 1994, whereas in 1995 the net operating loss carryforwards only reduced a portion on the Company's income tax liability. As of December 31, 1995 the Company had used all of its net operating loss carryforward benefit. Expenditures for fixed assets were $1,184,141, a decrease from $1,757,849, the amount purchased in 1994. In 1995 the Company decreased its borrowings from a bank in the amount of $100,000. During 1995, cash increased by $162,554, as compared to a decrease in cash of $22,841 in 1994.

     On December 1, 1995, the Company renegotiated its $1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1997. As of March 19, 1996, $550,000 was outstanding under this note. The Company is currently having discussions about further extending this credit agreement. The Company's working capital on December 31, 1995 was $2,188,303. During 1996 the Company anticipates that it will make capital investments of approximately $1,000,000 for the purchase and production of additional systems which the Company intends to rent. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

        Financial Statements                                        Page Number
        --------------------                                        -----------

        Report of Independent Accountants                               F-1

        Report of Independent Accountants                               F-2

        Balance Sheets at December 31, 1995 and 1994                    F-3

        Statements of Income for the years ended December 31,
          1995, 1994 and 1993                                           F-4

        Statements of Shareholders' Equity for the years ended
          December 31, 1995, 1994 and 1993                              F-5

        Statements of Cash Flows for the years ended December 31,
          1995, 1994 and 1993                                           F-6

        Notes to Financial Statements                                F-7 to F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 17, 1995, the Company's Board of Directors approved the dismissal of Deloitte & Touche LLP as its independent public accountants, which dismissal would take effect simultaneously with the Company's appointment of a new independent public accountant. There was no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles contained in the reports of Deloitte & Touche LLP for either of the past two fiscal years ended December 31, 1994.

     During the Company's two most recent fiscal years ended December 31, 1994 and the subsequent interim period preceding Deloitte & Touche LLP's dismissal on August 17, 1995, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference in connection with its report concerning the Company's financial statements to the subject matter of the disagreements.

     On August 17, 1995, the Company's Board of Directors approved the proposal to engage Margolin, Winer & Evens LLP to be the Company's independent public accountants for its fiscal year ending December 31, 1995.


                                    PART III

     The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1996 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.         Identification of Exhibit
         -----------         -------------------------

            3(a) Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2- 86862).

            3(b) By-Laws of Company. (Incorporated by reference to Exhibit 3(b) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

         Exhibit No.         Identification of Exhibit
         -----------         -------------------------

            4(a) Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, the Company's transfer agent, with the Company's form of Warrant Certificate attached thereto. (Incorporated by reference to Exhibit 4(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

            4(b) Amendment, dated December 22, 1988, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December 31, 1988).

            4(c) Amendment, dated October 26, 1990, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December 31, 1990).

            4(d) Amendment, dated November 30, 1994, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(d) to the Company's Form 10-KSB for the year ended December 31, 1994).

            4(e) Amendment, dated November 20, 1995, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.*

           10(a) Extract of letter dated November 13, 1990 from the Company to Howard J. Orchow. (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1990).

           10(b) Employment Agreement, dated June 24, 1993 between the Company and Howard M. Siegel. (Incorporated by reference to
                    Exhibit 10(b) to the Company's Form 10-KSB for the year ended December 31, 1994).

           10(c) Amendment, dated as of June 24, 1994 to the Employment Agreement, dated June 24, 1993 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-KSB for the year ended December 31, 1994).

           10(d) Employment Agreement, dated August 28, 1989 between the Company and John Lesher. (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1990).

           10(e) Amendment, dated March 4, 1992, to the Employment Agreement between the Company and John Lesher. (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1991).

         Exhibit No.         Identification of Exhibit
         -----------         -------------------------

           10(f) Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).

           10(g) First Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

           10(h) Leases for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

           10(i) Lease for the premises located at 910 Church Street, Decatur, Georgia.*

           10(j) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York.*

           10(k) Lease for the premises located at 475 West 55th Street, Contryside, Illinois.*

           10(l) 1984 Incentive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1990).

           10(m) Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

           23(a)    Consent of Deloitte & Touche LLP.*

           23(b)    Consent of Margolin, Winer & Evens LLP.*

           27       Financial Data Schedule.*
           -------------------
           *   Filed herewith.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                          AMERICAN MEDICAL ALERT CORP.








                               ================================================
                               FINANCIAL STATEMENTS
                               Years Ended December 31, 1995, 1994 and 1993

AMERICAN MEDICAL ALERT CORP.

CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report.............................................F-1

Report of Independent Accountants........................................F-2

Financial Statements:

           Balance Sheets at December 31, 1995 and 1994..................F-3

           Statements of Income for years ended
           December 31, 1995, 1994 and 1993..............................F-4

           Statements of Shareholders' Equity for years ended
           December 31, 1995, 1994 and 1993..............................F-5

           Statements of Cash Flows for years ended
           December 31, 1995, 1994 and 1993..............................F-6

           Notes to Financial Statements.............................F-7 to F-13

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  American Medical Alert Corp.
Oceanside, New York

We have audited the accompanying balance sheet of American Medical Alert Corp. as of December 31, 1994, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Medical Alert Corp. at December 31, 1994, and the results of its operation and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
New York, New York
March 3, 1995

MARGOLIN, WINER & EVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS      ESTABLISHED 1946
--------------------------------------------------------------------------------
400 GARDEN CITY PLAZA  *   GARDEN CITY, NEW YORK 11530-3317

TEL: (516) 747-2000                     FAX: (516) 747-6707




REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Shareholders
American Medical Alert Corp.
Oceanside, New York


We have audited the accompanying balance sheet of American Medical Alert Corp. as of December 31, 1995 and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Margolin, Winer & Evens LLP21
MARGOLIN, WINER & EVENS LLP
February 23, 1996

  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE SECTION AND
     PRIVATE COMPANIES PRACTICE SECTION CPA ASSOCIATES INTERNATIONAL, INC.
             WITH OFFICES IN PRINCIPAL U.S. AND INTERNATIONAL CITIES


AMERICAN MEDICAL ALERT CORP.

BALANCE SHEETS
================================================================================
December 31,                                             1995            1994
--------------------------------------------------------------------------------

ASSETS (Note 3)

Current Assets:
  Cash                                              $   319,989     $   157,435

  Accounts and notes receivable (net of
   allowance for doubtful accounts of $30,000
   in 1995 and 1994)(Notes 1 and 2)                   1,236,938       1,281,067

  Inventory (Note 1)                                  1,116,810       1,084,385
  Prepaid expenses and taxes and other
   current assets                                       149,309          42,744
  Deferred income taxes (Notes 1 and 6)                  54,000         173,000
                                                     ----------      ----------
Total Current Assets                                  2,877,046       2,738,631


Notes Receivable (Notes 2 and 8)                             -           16,391
                                                     ----------      ----------

Fixed Assets - at cost:
  Leased medical devices                              4,216,128       3,095,666
  Monitoring equipment                                  172,815         382,205
  Furniture and equipment                               228,413         314,624
  Leasehold improvements                                146,467         179,449
  Automobiles                                            21,932          21,932
                                                     ----------      ----------

                                                      4,785,755       3,993,876

  Less accumulated depreciation and
   amortization (Note 1)                              1,937,646       1,786,994
                                                     ----------      ----------

                                                      2,848,109       2,206,882
                                                     ----------      ----------

Other Assets                                             24,887          21,489
                                                     ----------      ----------

Total Assets                                         $5,750,042      $4,983,393
                                                     ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Notes payable - bank (Note 3)                      $        -      $  550,000
  Accounts payable                                      467,300         455,369
  Accrued expenses                                      214,092         170,924
  Taxes payable                                               -          58,296
  Current portion of long-term debt (Note 4)              7,351           9,162
                                                     ----------      ----------
Total Current Liabilities                               688,743       1,243,751

Deferred Income Tax Liability  (Notes 1 and 6)          195,000          80,000

Notes Payable - Bank (Note 3)                           450,000               -

Long-Term Debt - Less Current Maturities (Note 4)         8,949          13,276
                                                     ----------      ----------
Total Liabilities                                     1,342,692       1,337,027
                                                     ----------      ----------
Commitments (Notes 7, 8 and 9)                                -               -

Shareholders' Equity (Notes 8 and 9):
  Common stock, $.01 par value -
     authorized, 10,000,000 shares;
     issued, 5,504,741 shares in 1995
     and 5,462,712 shares in 1994                        55,047          54,627
  Additional paid-in capital                          4,088,212       4,069,384
  Retained earnings (deficit)                           270,575        (471,161)
                                                     ----------      ----------
                                                      4,413,834       3,652,850
  Less 1,995 shares of treasury stock, at cost           (6,484)         (6,484)
                                                     ----------      ----------
Total Shareholders' Equity                            4,407,350       3,646,366
                                                     ----------      ----------

Total Liabilities and Shareholders' Equity           $5,750,042      $4,983,393
                                                     ==========      ==========


--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------
Years Ended December 31,                            1995                 1994                 1993
----------------------------------------------------------------------------------------------------
Revenue (Notes 1 and 10):
      Services                                 $  5,288,046          $ 4,546,991        $  3,201,290
      Product sales                                 889,256              837,680             716,913
                                             --------------       --------------      --------------
                                                  6,177,302            5,384,671           3,918,203
                                             --------------       --------------      --------------

Costs and Expenses (Income):
      Costs related to services                   1,826,036            1,468,477           1,052,529
      Cost of products sold (Note 1)                545,231              584,684             640,610
      Selling, general and
           administrative expenses                2,422,972            1,987,034           1,946,551
      Interest expense                               55,694               46,233               7,355
      Gain on insurance recovery                          -                    -             (58,072)
      Other income                                     (367)              (2,923)             (8,988)
                                             --------------       --------------      --------------
                                                  4,849,566            4,083,505           3,579,985
                                             --------------       --------------      --------------

Income Before Provision for Income Taxes
      and Cumulative Effect of
      Accounting Change                           1,327,736            1,301,166             338,218

Provision for Income Taxes (Notes 1 and 6)          586,000              574,000             134,000
                                             --------------       --------------      --------------

Income Before Cumulative Effect of
      Accounting Change                             741,736              727,166             204,218

Cumulative Effect of Accounting Change
      (Note 6)                                            -                    -             676,000
                                             --------------       --------------      --------------

Net Income                                    $     741,736       $      727,166      $      880,218
                                             ==============       ==============      ==============


Income Per Share Before Cumulative Effect
      of Accounting Change (Note 1)          $          .13       $          .13      $          .04
                                             ==============       ==============      ==============


Cumulative Effect of Accounting Change       $            -       $           -       $          .12
                                             ==============       ==============      ==============

Net Income Per Share (Note 1)                $          .13       $          .13      $          .16
                                             ==============       ==============      ==============

Weighted Average Number of
      Common Shares (Note 1)                      5,867,555            5,751,453           5,659,486
                                             ==============       ==============      ==============


----------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1995, 1994 and 1993
-------------------------------------------------------------------------------------------------------  --------------------------
                                             COMMON STOCK
                                            ------------------    ADDITIONAL   RETAINED
                                            NUMBER OF              PAID-IN     EARNINGS        UNEARNED     TREASURY
                                             SHARES    AMOUNT      CAPITAL     (DEFICIT)    COMPENSATION      STOCK        TOTAL
                                            -------- ---------   -----------  -----------   ------------   ----------     -------
Balance - January 1, 1993                  5,269,943  $ 52,699   $ 3,958,348  $(2,078,545)   $   (4,376)   $        -    $1,928,126

Amortization of Unearned Compensation              -         -             -            -         3,646             -         3,646

Common Stock Issued (Note 8)                  12,500       125        14,375            -             -             -        14,500

Exercise of Stock Options (Note 8)            47,428       474        29,725            -             -             -        30,199

Net Income for the Year Ended
 December 31, 1993                                 -         -             -      880,218             -             -       880,218
                                           ---------  --------   -----------  -----------     ---------     ---------     ---------

Balance - December 31, 1993                5,329,871    53,298     4,002,448     (1,198,327)       (730)            -     2,856,689

Amortization of Unearned Compensation              -         -             -              -         730             -           730

Common Stock Issued (Note 8)                  12,500       125        14,719              -           -             -        14,844

Exercise of Stock Options (Note 8)           120,341     1,204        52,217              -           -        (6,484)       46,937

Net Income for the Year Ended
 December 31, 1994                                 -         -             -      727,166             -             -       727,166
                                           ---------  --------   -----------  -----------     ---------     ---------     ---------

Balance - December 31, 1994                5,462,712    54,627     4,069,384     (471,161)            -        (6,484)    3,646,366

Exercise of Stock Options (Note 8)            42,029       420        18,828            -             -             -        19,248

Net Income for the Year Ended
 December 31, 1995                                 -         -             -      741,736             -             -       741,736
                                           ---------  --------   -----------  -----------     ---------     ---------     ---------

Balance - December 31, 1995                5,504,741  $ 55,047   $ 4,088,212  $   270,575     $       -       $(6,484)   $4,407,350
                                           =========  ========   ===========  ===========     =========     =========     =========


-----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
Years Ended December 31,                                    1995               1994                1993
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Income before cumulative effect of
    accounting change                                     $741,736           $727,166            $204,218
  Adjustments to reconcile income before
    cumulative effect of accounting
    change to net cash provided by
    operating activities:

  Provision for deferred income taxes                      234,000            493,000              90,000
  Issuance of common stock in connection
    with consulting services performed
    (Note 8)                                                     -             14,844              14,500
  Gain on insurance recovery                                     -                  -             (58,072)
  Net proceeds from insurance recovery                           -                  -              64,422
  Depreciation and amortization                            542,914            408,127             279,918
  Amortization of deferred charges                               -                730               3,646
  Changes in operating assets
   and liabilities:
     Decrease (increase) in receivables                     60,520           (519,837)            (65,465)
     Increase in inventory                                 (32,425)            (1,796)           (532,735)
     (Increase) decrease in prepaid
       expenses and taxes and
       other assets                                       (109,963)           (16,888)             26,508
     (Decrease) increase in accounts
       payable, accrued expenses
       and taxes payable                                    (3,197)           290,636             100,525
                                                        ----------        -----------          ----------

  Net Cash Provided by Operating Activities              1,433,585          1,395,982             127,465
                                                        ----------        -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                         (1,184,141)        (1,757,849)           (253,620)
                                                        ----------        -----------          ----------

  Net Cash Used in Investing Activities                 (1,184,141)        (1,757,849)           (253,620)
                                                        ----------        -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds on
    bank borrowings                                       (100,000)           300,000              99,633
  Repayments of capital lease obligations                        -            (12,808)            (12,456)
  Proceeds of loans payable                                  3,805             13,020                   -
  Repayments of loans payable                               (9,943)            (8,123)            (12,910)
  Proceeds upon exercise of stock options                   19,248             46,937              30,199
                                                        ----------        -----------          ----------
  Net Cash (Used in) Provided by Financing
    Activities                                             (86,890)           339,026             104,466
                                                        ----------        -----------          ----------

Net Increase (Decrease) In Cash                         $  162,554        $   (22,841)         $  (21,689)

Cash - beginning of year                                   157,435            180,276             201,965
                                                        ----------        -----------          ----------
Cash - end of year                                      $  319,989        $   157,435          $  180,276
                                                        ==========        ===========          ==========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                          $   55,694        $    46,233          $    7,355
      Income taxes                                         457,284             28,120              38,669

SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Fixed assets purchased under
  notes and loans payable and
  capital lease
  obligations                                           $        -        $    16,139          $   10,799
----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF       SCOPE OF BUSINESS - The Company's business is to sell, rent,
   SIGNIFICANT      install,  service and monitor remote  communication  systems
   ACCOUNTING       with   personal    security   and    smoke/fire    detection
   POLICIES         capabilities,  linked to an  emergency  response  monitoring center.

                    INVENTORY VALUATION - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Finished goods were approximately $731,600 and $1,037,000 at December 31, 1995 and 1994, respectively, and the remaining inventory consists of component parts.

                    DEPRECIATION AND AMORTIZATION - Depreciation is computed by accelerated and straight-line methods at rates adequate to allocate the cost of applicable assets over their expected useful lives. Leased medical devices are depreciated on a straight line basis over seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

                    INCOME TAXES - As of January 1, 1993, the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which is effective for all years beginning after December 15, 1992 (see Note 6).

                    REVENUE RECOGNITION - Revenue from the sale of medical alert devices is recognized upon delivery. Revenue from renting, installation and monitoring services is recognized upon performance of such services.

                    RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed and included in cost of products sold, were $32,874, $41,747, and $39,549 for the years ended December 31, 1995, 1994, and 1993, respectively.

                    INCOME PER SHARE - Income per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period.

                    CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures.

                    ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
--------------------------------------------------------------------------------

                    financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable and notes payable approximates their carrying amounts due to the short maturity of these instruments.

                    ACCOUNTING FOR STOCK-BASED COMPENSATION - Recently, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
                    123). As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the only effect of SFAS No. 123 will be the new footnote disclosure requirements, including certain pro forma disclosure, which are not effective until the Company's 1996 year end.

2.  NOTES           In November 1993 an employee  borrowed  $30,000 and issued a
    RECEIVABLE      promissory  note to the Company.  The note bears interest at
                    7.5% per annum and is payable in monthly installments of $702 (principal and interest), commencing December 1993 with a final installment of $17,334 due in full on March 1, 1996.
                    On August 31, 1995 the Company amended this note, extending the due date of the final installment of $17,334 to October
                    1, 1996. In the event that the employee defaults on the promissory note, certain options granted to the employee will terminate (see Note 8).

3.  NOTES           On April 30, 1993, the Company entered into a revolving line
    PAYABLE         of credit of $500,000  due April 30,  1994.  On February 16,
     - BANK         1994, the Company  renegotiated this note and a restated and amended revolving credit note was issued for $1,500,000, due
                    July 31,  1995.  The note bore  interest  at the prime  rate
                    (8.5% at December 31, 1994) plus 1-1/2% per annum and was collateralized by the Company's assets. At December 31, 1994, $550,000 was outstanding.

                    On July 31, 1995 the note was extended through December 1, 1995 when a restated and amended revolving credit note was issued which permits maximum borrowings up to $1,500,000 (based on 75% of eligible accounts receivable and 25% of inventory, as defined), and matures on April 30, 1997. The note bears interest at the prime rate (8.75% at December 31, 1995) plus 1% per annum and is collateralized by the Company's assets. In addition, the note requires an unused commitment fee of 1/2 of 1% per

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
--------------------------------------------------------------------------------



                    annum on the daily average amount of unused commitment. At December 31, 1995, $450,000 was outstanding.

                    The   agreement   provides  for  negative  and   affirmative
                    covenants including those related to tangible net worth, working capital and other borrowings.

4. LONG-TERM        Long-term   debt  at  December  31,  1995   consists  of  an
   DEBT             automobile  loan and two loans  financing  the  purchase  of
                    equipment.   The  outstanding  balance  on  these  loans  at
                    December 31, 1995 was $16,300.

                    Long-term debt (including the notes payable discussed in Note 3) matures in each of the years subsequent to December 31, 1995 as follows:

                    Year ending December 31, 1996
                    (included in current maturities)               $    7,351
                         1997                                         454,283
                         1998                                           3,743
                         1999                                             923
                                                                  -----------
                                                                  $   466,300
                                                                  ===========

5. RELATED          The  Company  paid  $25,376 in 1993,  for  reimbursement  of
   PARTY            expenses,  to a  company  that  is  majority  owned  by  the
   TRANSACTIONS     Company's principal  shareholder.  A Director of the Company has an ownership interest in an insurance agency that has written policies for the Company with premiums of $155,432, $112,358 and $132,054 in fiscal 1995, 1994 and 1993, respectively.

                    (See Note 7.)

6. INCOME TAXES     The  Company  adopted  Statement  of  Financial   Accounting
                    Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of adopting
                    SFAS No. 109 on the Company's financial statements was to increase 1993 net income by $676,000 ($.12 per share).

                    The provision for income taxes consists of the following:

                                           Years Ended December 31,
                               ----------------------------------------------
                                     1995            1994           1993
                                 -----------     ----------     -----------
                    Current:
                     Federal        $222,000      $  24,000      $        -
                     State           130,000         57,000          44,000
                                 -----------     ----------     -----------
                                     352,000         81,000          44,000
                                 -----------     ----------     -----------
                    Deferred:
                     Federal         219,000        382,500          90,000
                     State            15,000        110,500               -
                                 -----------     ----------     -----------
                                     234,000        493,000          90,000
                                 -----------     ----------     -----------
                    Total           $586,000       $574,000        $134,000
                                 ===========     ==========     ===========

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
--------------------------------------------------------------------------------

                    The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                Years Ended December 31,
                                      ------------------------------------------
                                          1995            1994           1993
                                      -----------     ----------     -----------
                    Statutory federal
                     income tax rate      34.0%           34.0%          34.0%
                    State and local
                      taxes                8.0             6.0            6.0
                    Other                  2.0             4.0              -
                                         ------          ------        ------
                    Effective income
                     tax rate             44.0%           44.0%         40.0%
                                         ======          ======        ======

                    The  tax  effects  of  significant   items   comprising  the
                    Company's deferred taxes at December 31, 1995 and 1994 are as follows:

                                                             December 31,
                                                    ---------------------------
                                                         1995            1994
                                                    ------------     ----------
                    Deferred tax liabilities:
                      Difference between book
                      and tax bases of property        $(195,000)     $ (80,000)
                                                    ------------     ----------
                    Deferred tax assets:
                      Accrued compensation                15,000         15,000
                      Reserves not currently
                       deductible                         13,000         13,000
                      Capitalization of inventory         26,000         26,000
                      Operating loss and tax credit
                       carryforwards                           -        121,000
                                                    ------------     ----------
                    Total                                 54,000        175,000
                                                    ------------     ----------
                    Net deferred tax (liabilities)
                     assets before valuation
                     allowance                          (141,000)        95,000
                    Valuation allowance                        -          2,000
                                                    ------------     ----------
                    Net deferred tax (liabilities
                     assets                            $(141,000)     $  93,000
                                                    ============     ==========

                    For the years ended December 31, 1995, 1994 and 1993, the Company utilized net operating loss carryforward benefits of $121,000, $508,000 and $90,000, respectively.

7. COMMITMENTS      In  January  1990,  the  Company  entered  into a five  year
                    operating   lease  for  offices   owned  by  its   principal
                    shareholder   with  an  initial  minimum  annual  rental  of
                    $55,200, subject to a 5% annual increase. On January 1, 1995, the lease was renewed for a five year period expiring
                    December 31, 1999. The new lease calls for an initial minimum annual rental of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
--------------------------------------------------------------------------------



                    Laurel,  New  Jersey,  Decatur,   Georgia  and  Countryside,
                    Illinois. Rent expense was $169,824 in 1995, $142,639 in 1994, and $115,479 in 1993.

                    The  aggregate  minimum  annual  rental   commitments  under
                    non-cancelable operating leases are as follows:

                    Year ending December 31,
                         1996                         $    159,670
                         1997                              109,573
                         1998                               93,628
                         1999                               90,669
                                                     -------------
                                                      $    453,540
                                                     =============

8. COMMON STOCK, The Company has two Stock Option Plans, an Incentive Stock WARRANTS AND Option Plan ("1984 Plan") and a 1991 Stock Option Plan
   OPTIONS          ("1991 Plan").  Under the 1984 and 1991 plans, as amended, a maximum of 500,000 and 750,000 options, respectively, may be granted as either Incentive Stock Options or Nonstatutory
                    Stock Options. The term of each stock option granted under the plans shall not be greater than ten years from the date the option is granted or five years for a holder of more than 10% of the Company's common stock. Incentive Stock
                    Options may be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant subject to certain other limitations specified in
                    Section 422 of the Internal Revenue Code. The per share price of Nonstatutory Stock Options granted to Non-Insiders
                    (as defined) shall be determined by the Board of Directors or the Stock Option Committee of the Board. All options under the above plans have been granted at fair market value. The 1984 Plan term expired in May 1994.

                    Information with respect to options under plans is as follows:

                                 Number of         Price       Aggregate
                                  Shares         Per Share       Price
                               ------------    ------------   -----------
Balance - January 1, 1993          561,232       .375-2.75      $ 418,114
    Granted during 1993            239,205 (1)   1.94-3.30        527,095
    Cancelled during 1993          (35,352)      .375-3.00        (78,501)
    Exercised during 1993          (47,428)      .375-1.0         (30,199)
                               ------------    ------------    -----------
Balance - December 31, 1993        717,657       .375-3.30        836,509
    Granted during 1994            235,410       2.31-2.75        618,734
    Cancelled during 1994          (59,001)     .375-3.00        (122,200)
    Exercised during 1994         (120,341)     .375-1.94         (53,421)
                               ------------    ------------    -----------
Balance - December 31, 1994        773,725      .375-3.30       1,279,622
    Granted during 1995             89,513      2.625-3.4375      259,446
    Cancelled during 1995          (14,422)     1.375-3.125       (35,779)
    Exercised during 1995          (42,029)     .375-1.375        (19,248)
                               ------------    ------------    -----------
Balance - December 31, 1995        806,787 (2)  .375-3.4375    $1,484,041
                               ============    ============    ===========

                                                        (footnotes on next page)

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
--------------------------------------------------------------------------------



                    (1) Includes ten year incentive stock options issued to an employee on November 1, 1993 to purchase an aggregate of 71,992 shares of the Company's common stock. Such options are exercisable commencing on December 1, 1993 as to one-forty-sixth of the aggregate and an additional one-forty-sixth on the first of every month thereafter up to and including October 1, 1995; the balance being exercisable on October 1, 1996 (see Note
                         2).

                    (2)  760,900 options are exercisable at December 31, 1995.

                    As of December 31, 1995, 235,998 options have been exercised under both plans and 192,400 options are available for future grants under the 1991 Plan.

                    The Company has agreed to grant options to its management and employees in January and July of each year. The number of options to be granted is equal to 5% of the dollar amount of compensation during the two calendar quarters preceding the grant date. To the extent permitted by law, such options will be granted as Incentive Stock Options. Each nonemployee director will receive options for 2,500 shares of common stock on each grant date.

                    In December 1983, the Company sold units that contained warrants to purchase 850,000 shares of the Company's common stock at $3.50 per share. The Company may, at its option, upon not less than 90 days written notice to warrant holders, terminate all outstanding warrants without payment, provided the market price of the common stock exceeds $7.00 per share during any 20 consecutive trading days. The warrants expire on December 27, 1996.

                    In November 1994, the Company granted to legal counsel options to purchase 25,000 shares of common stock at $2.00 per share (the fair market value at the date of grant), such options being exercisable for a period of five years from the date of grant.

                    During both 1994 and 1993, the Company issued 12,500 common shares to a director of the Company in consideration of services performed. These shares were charged to expense in the amount of $14,844 and $14,500, respectively.

9. CONSULTING       On December 1, 1994,  the Company  entered  into a financial
    AGREEMENT       advisory and investment banking agreement.  The Company will receive advice regarding certain internal operating matters, as well as certain  corporate  finance issues.  In addition,
                    the  Company  may  pay  certain   fees  (as   defined)   for
                    transactions consummated by the Company that are either originated by the consultant or the Company. The agreement, which is for a term of 24 months, has annual fees of $30,000. In addition, the Company granted 150,000 warrants exercisable for a period of four years commencing one year from the date of the agreement at an exercise price of $2.00 per share (the fair market value at the date of grant). The
                    Company had the right to terminate the agreement at the end of the first year and cancel 75,000 of the Warrants.


--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
--------------------------------------------------------------------------------



10. MAJOR           The Company is an approved  Medicaid  Provider in the states
    CUSTOMERS       of New York and Georgia. During the years ended December 31,
                    1995,  1994 and  1993,  the  Company  had  revenue  from one contract  with  a  municipality  in  New  York  State  which
                    represented   44%,   37%,   and   11%  of   total   revenue,
                    respectively.  This  contract is effective  through June 30,
                    1997.  During the years ended  December 31,  1995,  1994 and
                    1993,  the  Company  had  revenue  from the State of Georgia which  represents  6%,  7% and 13%,  respectively,  of total
                    revenue.   As  of  December  31,  1995  and  1994,  accounts
                    receivable   from  the  one   contract   referred  to  above
                    represented   46%  and  54%,   respectively,   of   accounts
                    receivable.


--------------------------------------------------------------------------------

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN MEDICAL ALERT CORP.


March 28, 1996                       By:    /s/ Howard M. Siegel
                                           ---------------------
                                           Howard M. Siegel
                                           Chairman of the Board and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Howard M. Siegel            Chairman of the Board,           March 28, 1996
----------------------           President Chief Executive
Howard M. Siegel                 Officer, and Director
                                 (Principal Executive Officer,
                                 Principal Financial Officer
                                 and Principal Accounting Officer)

 /s/ Wilfred L. Mossey           Vice President, Homecare and     March 28, 1996
-----------------------          Director
Wilfred L. Mossey

 /s/ Myron Segal                 Director                         March 28, 1996
-----------------------
Myron Segal, M.D.


                                 Director                         March   , 1996
Leonard Herz
-----------------------

 /s/ Peter Breitstone            Director                         March 28, 1996
-----------------------
Peter Breitstone

                                  EXHIBIT INDEX
                                  -------------
3(a) Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration
          Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

3(b)      By-Laws of Company. (Incorporated by reference to Exhibit 3(b   to the
          Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

4(a) Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, the Company's transfer agent, with the Company's form of Warrant Certificate attached thereto. (Incorporated by reference to Exhibit 4(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

4(b) Amendment, dated December 22, 1988, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December 31, 1988).

4(c) Amendment, dated October 26, 1990, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December 31, 1990).

4(d) Amendment, dated November 30, 1994, to the Warrant Agreement between the Company and Continental Stock Transfers & Trust Company. (Incorporated by reference to Exhibit 4(d) to the Company's Form 10-KSB for the year ended December 31, 1994).

4(e) Amendment, dated November 20, 1995, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.*

10(a)     Extract of letter  dated  November 13, 1990 from the Company to Howard
          J. Orchow. (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1990).

10(b) Employment Agreement, dated June 24, 1993 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(c) Amendment, dated as of June 24, 1994 to the Employment Agreement, dated June 24, 1993 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(d) Employment Agreement, dated August 28, 1989 between the Company and John Lesher. (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1990).

10(e) Amendment, dated March 4, 1992, to the Employment Agreement between the Company and John Lesher. (Incorporated by reference to Exhibit
          10(d) to the  Company's  Form  10-K for the year  ended  December  31,
          1991).

10(f) Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).

10(g) First Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

10(h) Leases for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(i)     Lease  for  the  premises  located  at  910  Church  Street,  Decatur,
          Georgia.*

10(j) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York.*

10(k) Lease for the premises located at 475 West 55th Street, Contryside, Illinois.*

10(l) 1984 Incentive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1990).

10(m) Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31,
          1994).

23(a)     Consent of Deloitte & Touche LLP.*

23(b)     Consent of Margolin, Winer & Evens LLP.*

27        Financial Data Schedule.*

---------------------------------
*            Filed herewith.