Form 10KSB/A
period 1995-12-31
AMERICAN MEDICAL ALERT CORP
filed 1996-04-29
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEW YORK                                               11-257122
         ---------                                              -----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

3265 LAWSON BOULEVARD, OCEANSIDE, NEW YORK                         11572
- ------------------------------------------                       ----------
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (516) 536-5850
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PER SHARE
                          ----------------------------
                                (Title of Class)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
           Yes  X        No
               ---          ---

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

The aggregate number of shares of Common Stock outstanding as of March 26, 1996:
5,708,801

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

NAME                           AGE             POSITION WITH THE COMPANY
- ----                           ---             -------------------------

Howard M. Siegel               62              Chairman of the Board, President,
                                               Chief Executive Officer and Chief
                                               Financial Officer and Director

Wilfred L. Mossey              59              Vice President, Homecare and
                                               Director

Myron Segal, M.D., F.A.C.S.    72              Director

Leonard Herz                   64              Director

Peter Breitstone               42              Director

Eli S. Feldman                 56              Director

OTHER SIGNIFICANT OFFICERS
OF THE COMPANY
- --------------------------

John Lesher                    41              Vice President, Engineering

John Rogers                    49              Vice President, Operations and
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

          Myron Segal, M.D., F.A.C.S. has been a director of, and consultant to, the Company since October 1983. Effective May 2, 1994, Dr. Segal became the Company's Director of Medical Services. Prior to his retirement in 1995, Dr. Segal was Associate Medical Director of New York Blue Cross and Blue Shield and served as an Advisor to the Federal Medical Program. He is a former Associate Professor of

Cardiac Surgery at the University of Miami, Florida and is a fellow of the American College of Surgeons, The American College of Chest Physicians and The American College of Cardiology.

          Leonard Herz has been a director of the Company since June 1993. He has been the President of Leonard Herz and Associates, a financial consulting firm since 1982. Leonard Herz and Associates is located in Denver, Colorado. Mr. Herz is a certified public accountant.

          Peter Breitstone has been a director of the Company since March 1994. He has been the President of Breitstone & Co., Ltd., an insurance brokerage and consulting firm located in Cedarhurst, New York, since December 1989. From 1987 to December 1989 Mr. Breitstone was Vice President of Breitstone & Co., Ltd. He is also the President of Shinecock Insurance Ltd., a company providing reinsurance. He has served in such capacity since December 1987. Mr. Breitstone has also been a practicing attorney in New York for a period in excess of five years.

          Eli S. Feldman has been a director of the Company since April 1996. He has been the Executive Vice President and Chief Executive Officer of Metropolitan Jewish Health Systems, a not-for-profit corporation of participating health care service entities for a period in excess of five years.

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

          Directors are elected at each annual meeting of shareholders and serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date, or written representations that no reports were required, the Company believes that all filing requirements applicable to such persons were complied with, except that during 1994, Dr. Myron Segal failed to timely file one report with respect to stock option grants during that year.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

              The following table sets forth information concerning the annual and long-term compensation of the Company's chief executive officer and the highest paid executive officer of the Company other than the chief executive officer (together, the "Named Executive Officers"), for services in all capacities to the Company and its subsidiaries during the Company's 1993, 1994 and 1995 fiscal years:

Name and                                                              Long-Term
Principal                            Annual Compensation            Compensation
Position               Year        Salary            Bonus            Options(#)
- -------------          ----        ------            -----          ------------

Howard M. Siegel       1995       $134,038         $30,441                6,106
Chairman of the        1994        120,192          28,200              152,572
Board, President,      1993        107,788           ----                 5,000
Chief Executive
Officer and Chief
Financial Officer

Wilfred L. Mossey      1995        $80,914          $7,610(1)             3,910
Vice President,        1994         75,000           6,600(1)             9,215
Homecare               1993         75,000           6,600(1)            33,678

- -------------------------------
(1)  Automobile allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

              The   following  table  contains  information  concerning  options granted during the Company's 1995 fiscal year to the Named Executive Officers. All such options were granted under the 1991 Plan.

                                    Percent
                                    of Total
                                    Options
                                    Granted to      Exercise
                      Number of     Employees in    Price        Expiration
Name                   Options      Fiscal Year     Per Share    Date
- -----                 ---------     ------------    ---------    ------------

Howard M. Siegel      3,178(1)        3.8%          $2.8875      January 3, 2000
                      2,928(2)        3.5%          $3.4375      July 4, 2000

Wilfred L. Mossey     2,035(1)        2.4%          $2.625       January 3, 2000
                      1,875(2)        2.2%          $3.125       July 4, 2000
- ----------------------------------

(1)        These options were granted on January 4, 1995.

(2)        These options were granted on July 5, 1995.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

              No options were exercised during the Company's fiscal year ended December 31, 1995 by either of the Named Executive Officers. The following table contains information concerning the number and value, at December 29, 1995, of unexercised in-the-money options held by the Named Executive Officers.

                                                               Value of
                             Number of                         Unexercised
                             Unexercised                       in-the-Money
                             Options Held                      Options Held
                             at Fiscal                         at Fiscal
                             Year-End                          Year-End
                             (Exercisable/                     (Exercisable/
     NAME                    UNEXERCISABLE)                    UNEXERCISABLE)(1)
- --------------               --------------                    -----------------

Howard M. Siegel               412,196/0                         $445,573/0

Wilfred L. Mossey               50,866/0                        $   9,938/0

- -------------------------

(1) Value is based on the closing bid price for the Common Stock on the National Association of Securities Dealers Automated Quotation System on December 29, 1995, the last trading day of the Company's 1995 fiscal year, minus the respective exercise prices.

STOCK OPTION PLANS

              Until 1994 the Company had in effect  two stock option plans.  The
Incentive Stock Option Plan ("1984 Plan") was approved by the Company's Board of Directors and shareholders in 1984 and an amendment to the 1984 Plan was adopted by the Board of Directors in February 1991 and approved by the Company's shareholders in February 1992. The maximum number of shares that were issuable under the 1984 Plan was 500,000. The 1991 Stock Option Plan ("1991 Plan") was adopted by the Board of Directors in December 1991 and approved by the Company's shareholders in February 1992 and an amendment to the 1991 Plan was adopted by the Board of Directors in February 1994 and approved by the Company's shareholders in August 1994. The maximum number of shares that may be issued under the 1991 Plan is 750,000. The 1984 Plan provided for and the 1991 Plan provides for the granting of incentive stock options (within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended) to employees of the Company and non-qualified stock options to nonemployee directors, consultants and advisors of the Company. The 1984 Plan did not provide for and the 1991 Plan does not provide for the granting of stock appreciation rights.

              Except with respect to formula grants, pursuant to the 1991 Plan, the exercise price of an incentive stock option granted under the 1991 Plan is determined by the Stock Option Committee but may not be less than the fair market value (as defined) per share of the Company's Common Stock on the date such option is granted; provided that the exercise price per share for such options granted to a holder of in excess of 10% of the Company's Common Stock may not be less than 110% of such fair market value. The exercise price of a non-qualified stock option granted under the 1991 Plan is determined by the Stock Option Committee. The term of each option granted may not be for more than ten years from the date the option is granted; provided that the term for options granted to a holder of in excess of 10% of the Company's Common Stock may not be for more than five years from such date.

COMPENSATION OF DIRECTORS

              Pursuant to the terms of the Company's 1991 Plan, each director of the Company receives formula grants of stock options under the 1991 Plan. The grants are made on the first Wednesday of the month following the end of each two consecutive fiscal quarters of the Company, or if such day is a holiday, the next succeeding business day. For each director who is an employee of the Company, the number of shares subject to each such grant is equal to five percent of the dollar amount of the director's aggregate salary during the two fiscal quarters immediately preceding the date of grant. For each director who is not an employee of the Company, the number of shares subject to each such grant is equal to 2,500. As formula grants under the 1991 Plan, the foregoing grants of options to directors are not subject to the determinations of the Board of Directors or the Stock Option Committee. In addition, each non-employee director receives $500 for each meeting of the Board of Directors attended.

EMPLOYMENT AGREEMENT

              The Company and Howard M. Siegel are parties to an Employment Agreement ("Agreement"), effective as of June 24, 1993, which expires on December 31, 1996. Under the terms of the Agreement, pursuant to which Mr. Siegel serves as the Company's Chairman of the Board, President and Chief Executive Officer, Mr. Siegel is paid an annual salary of $115,000 for the first year of employment, $125,000 for the second year of employment and $150,000 for the remainder of the employment term.

              In the event of his death during the term of the Agreement, Mr. Siegel's estate or such other person as he shall designate shall be entitled to receive his base pay for a period of one year from the date of his death. In the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of 12 consecutive months, the Company may terminate the Agreement after the expiration of such period. Prior to such termination, however, Mr. Siegel shall be entitled to receive the base pay and additional compensation.

               Mr. Siegel has agreed that for the term of the Agreement and for 18 months after he ceases being an employee of the Company he will not directly or indirectly engage in any activity in the United States that is, directly or indirectly, competitive with the business conducted by the Company. Mr. Siegel has also agreed that he will not use or disclose to any third person any trade secrets or confidential information of the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of April 25, 1996, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director of the Company, (c) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" above and (d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


Name and Address                 Amount and Nature of          Percent of
Of Beneficial Owner              Beneficial Ownership           Class(1)

Howard M. Siegel(2)...........        1,404,321(3)                 23.7%
Wilfred L. Mossey(2)..........          185,429(4)                  3.2%
Myron Segal, M.D.(2)..........           72,500(5)                  1.3%
Leonard Herz..................           52,000(6)                   *
  254 Garfield Street
  Denver, Colorado  80206
Peter Breitstone..............           10,000(7)                   *
  534 Willow Avenue
  Cedarhurst, NY 11516
Eli S. Feldman................             ---                       *
  c/o Metropolitan Jewish Health System
  6323 Seventh Avenue
  Brooklyn, NY  11220
All directors and executive
  officers as a group
  (6 persons).................        1,724,250(8)                 28.6%

- ------------------------------

(1) Asterisk indicates less than 1%. Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of beneficial ownership by all directors and executive officers as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(2)          The  business  address of  each of Messrs.  Siegel, Mossey  and Dr.
             Segal is 3265 Lawson Boulevard, Oceanside, New York 11572.

(3) Includes 173,991 shares subject to currently exercisable stock options, 19,300 shares held by Mr. Siegel as custodian for his son and 5,000 shares owned by Mr. Siegel's wife. Mr. Siegel disclaims beneficial ownership of the shares owned by his wife.
             (4) Includes 53,417 shares subject to currently exercisable stock options and 1,000 shares owned by Mr. Mossey's minor child.

(5) Includes 20,000 shares subject to currently exercisable stock options.

(6) Includes 15,000 shares subject to currently exercisable stock options and 20,000 shares subject to currently exercisable warrants.

(7) Includes 10,000 shares subject to currently exercisable stock options.

(8)         Includes shares indicated in notes (3), (4), (5), (6) and (7).



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The Company's executive offices and primary monitoring center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. The Company leases this space and the adjoining 8,000 square foot parking lot from Howard M. Siegel pursuant to a five-year lease which expires on December 31, 1999. The lease provides for a current base annual rent of approximately $74,600, plus certain operating expenses, subject to a 5% annual increase. The Company believes that the terms of this lease are as favorable as could be obtained from an unaffiliated third party.

               The Company purchases insurance through Breitstone & Co., Ltd., an insurance brokerage and consulting firm which is owned by Mr. Peter Breitstone. The annual premiums currently paid by the Company on these policies to the various insurance carriers is approximately $155,400. The annual commission currently earned by Breitstone & Co., Ltd. is approximately $15,000 The Company believes that the premiums paid to the various insurance carriers are competitive and the commissions paid to Breitstone & Co., Ltd. are customary in the insurance industry.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN MEDICAL ALERT CORP.


April 26, 1996                     BY:       /S/ HOWARD M. SIEGEL
                                             ---------------------
                                             Howard M. Siegel
                                             Chairman of the Board and President
                                             (Principal Executive Officer,
                                             Principal Financial Officer
                                             and Principal Accounting Officer)