Form 10QSB
period 1996-03-31
AMERICAN MEDICAL ALERT CORP
filed 1996-05-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,708,891 shares of $.01 par value common stock as of May 10, 1996.

                          AMERICAN MEDICAL ALERT CORP.




                                        INDEX                               PAGE


Part  I    Condensed Balance Sheets for March 31, 1996
           and December 31, 1995                                             1


           Condensed  Statements of Income for the Three Months Ended
           March 31, 1996 and 1995                                           2

           Condensed  Statements  of Cash Flows for the Three  Months
           Ended March 31, 1996 and 1995                                   3 - 4

           Notes to Condensed Financial Statements                           5

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     6

Part II    Other Information                                                 7

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                                 March 31, 1996    Dec. 31, 1995*
                                                                                   (UNAUDITED)
                                                                                   ------------    ------------
CURRENT ASSETS:
           Cash                                                                    $    257,566    $    319,989
           Accounts and notes receivable
           (net of allowance for doubtful accounts of $30,000 in '96 & '95)           1,248,032       1,236,938
           Inventory                                                                  1,295,362       1,116,810
           Prepaid expenses and other current assets                                     28,902         149,309
           Deferred income tax benefit                                                   54,000          54,000
                                                                                   ------------    ------------

           Total Current Assets                                                       2,883,862       2,877,046
                                                                                   ------------    ------------


FIXED ASSETS:
           (Net of accumulated depreciation and amortization)                         2,933,133       2,848,109

OTHER ASSETS                                                                             24,712          24,887
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  5,841,707    $  5,750,042
                                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable                                                             309,564         467,300
           Accrued expenses                                                             178,650         214,092
           Taxes payable                                                                 55,866             -0-
           Current portion of long-term debt                                              6,520           7,351
                                                                                   ------------    ------------
           Total Current Liabilities                                                    550,600         688,743

DEFERRED INCOME TAX LIABILITY                                                           195,000         195,000
NOTE PAYABLE BANK                                                                       450,000         450,000
LONG-TERM DEBT - LESS CURRENT MATURITIES                                                  7,941           8,949
                                                                                   ------------    ------------
           Total Liabilities                                                          1,203,541       1,342,692
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
           Common  stock - $.01  par  value;  authorized --
           10,000,000 shares; issued, and outstanding - 5,752,711
           shares in 1996 and 5,504,741 shares in 1995                                   57,527          55,047
           Additional paid-in capital                                                 4,189,021       4,088,212

           Retained Earnings                                                            497,650         270,575
                                                                                   ------------    ------------
                                                                                      4,744,198       4,413,834
           Less 43,820 shares in 1996 & 1,995 in 1995 of treasury stock, at cost       (106,032)         (6,484)
                                                                                   ------------    ------------
           Total Shareholders Equity                                                  4,638,166       4,407,350
                                                                                   ------------    ------------

TOTAL Liabilities & Shareholers Equity                                             $  5,841,707    $  5,750,042
                                                                                   ============    ============


See accompanying notes to condensed financial statements
* Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                    Three months Ended March 31,
                                                       1996             1995
                                                   -----------      -----------
Revenues:
           Services                                $ 1,479,256      $ 1,162,268
           Product sales                               171,890          108,355
                                                   -----------      -----------
                                                     1,651,146        1,270,623
                                                   -----------      -----------
Cost and Expenses (Income):
           Costs related to services                   474,713          357,833
           Costs of products sold                      110,451           75,835
           Selling, general and
           administrative expenses                     645,796          533,155
           Interest expense                             15,111           15,067
           Other income                                    -0-             (163)
                                                   -----------      -----------
                                                     1,246,071          981,727
                                                   -----------      -----------
Income before provision for income
taxes                                                  405,075          288,896

Provision for income taxes                             178,000          121,488
                                                   -----------      -----------



NET INCOME                                         $   227,075      $   167,408
                                                   ===========      ===========

Net income per share                               $       .04      $       .03
                                                   ===========      ===========
Weighted average number of
common shares outstanding (Note 3)                   5,742,788        5,796,719
                                                   ===========      ===========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                            1996         1995
                                                         ---------    ---------
Cash Flows From Operating Activities:
   Net Income                                            $ 227,075    $ 167,408

   Adjustments to reconcile net income to
      net cash provided by operating activities

   Cash savings/charge equivalent to tax benefit
      resulting from utilization of operating loss
      carry forwards                                           -0-       47,000
   Depreciation and amortization                           148,773      118,223
   Change in Assets and Liabilities:
   (Increase) Decrease in receivables                      (11,094)     160,571
   (Increase)  in inventory                               (178,552)     (19,847)
   Decrease (Increase) in prepaid expenses
      and other assets                                     120,582       (8,463)
   (Decrease) in accounts payable,
      accrued expenses and taxes payable                  (137,312)    (264,344)
                                                         ---------    ---------

Net Cash Provided by Operating Activities                  169,472      200,548
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Expenditures for fixed assets                           (233,797)    (221,852)
                                                         ---------    ---------


Net Cash (Used In) Investing Activities                   (233,797)    (221,852)
                                                         ---------    ---------


Cash Flows from Financing Activities:
  Repayment of loans payable                                (1,839)      (2,279)
  Net Proceeds upon exercise of stock options                3,741          593
                                                         ---------    ---------


Net Cash (Used In) Provided by Financing Activities          1,902       (1,686)
                                                         ---------    ---------

See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                                   (Unaudited)



                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       1996         1995
                                                       ----         ----

           Net Increase (decrease)  in Cash         $ (62,423)   $ (22,990)

           Cash, Beginning of Period                  319,989      157,435
                                                    ---------    ---------

           Cash, End of Period                      $ 257,566    $ 134,445
                                                    =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



CASH PAID DURING THE PERIOD
FOR INTEREST                                        $  15,111    $  15,067
                                                    =========    =========


CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                    $  60,134    $  80,284
                                                    =========    =========






See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



1.   General:

     These financial statements should be read in conjunction with the notes to the financial statements contained in the latest annual report for the year ended December 31, 1995.

2.   Results of Operations:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the condensed statements of income for the three month period ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995.

     The condensed statements of income for the three month period ended March 31, 1996 is not necessarily indicative of the results to be expected for the full year.

3.   Income Per Share:

     Income per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. In 1996 and 1995, the dilutive effect of outstanding options and warrants was included in the weighted average number of common shares.

                          AMERICAN MEDICAL ALERT CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (for the Quarter Ended March 31, 1996)


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

On December 1, 1995, the Company renegotiated its $1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1997. As of May 10, 1996, $400,000 was outstanding under this note. The Company's working capital on March 31, 1996 was $2,333,262. During 1996 the Company anticipates that it will make capital investments of approximately $1,000,000 of which approximately $234,000 has been expended through March 31, 1996 for the purchase and production of additional systems which the Company intends to rent. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenue from services increased $316,988 for the three months ended March 31, 1996 as compared to the same period in 1995, an increase of 27%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended March 31, 1996 and 1995 were 32% and 31%, respectively. The increase in costs were due to a write off of unrecoverable units.

Revenue from product sales increased $63,535 for the three months ended March 31, 1996 as compared to the same period in 1995, an increase of 59%. This increase was primarily due to the increase in sales to distributors and retirement communities. The gross profit on product sales for the three months ended March 31, 1996 and 1995 was 36% and 30%, respectively.

Interest expense for the three months ended March 31, 1996 and 1995 was $15,111 and $15,067, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended March 31, 1996 and 1995 were 39% and 42% respectively. Selling , general and administrative expenses increased 21% for the three months ended March 31, 1996 as compared to the same period in 1995. This increase was due to increases in advertising and marketing costs, expansion of the sales and personnel departments and the opening of a satellite office in the State of Illinois.

                           PART II - OTHER INFORMATION




Item 6. Exhibit and Reports on Form 8-K.


(a)  Exhibits:

       27.  Financial Data Schedule


(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





AMERICAN MEDICAL ALERT CORP.





By: /s/  Howard M. Siegel
    ---------------------
      Howard M. Siegel
      President & Chief Operating Officer
      (Chief Financial & Accounting Officer)

Dated:  May 10, 1996