Form 10QSB
period 1996-06-30
AMERICAN MEDICAL ALERT CORP
filed 1996-08-02
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,710,816 shares of $.01 par value common stock as of July 26, 1996.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I FINANCIAL INFORMATION

                                                                 PAGE

Item 1.   Financial Statements.
          Condensed Balance Sheets for June 30, 1996
           and December 31, 1995                                  1

          Condensed Statements of Income for the
          Six Months Ended June 30, 1996 and 1995                 2

          Condensed Statements of Income for the
          Three Months Ended June 30, 1996 and 1995               3

          Condensed Statements of Cash Flows for
          the Six Months Ended June 30, 1996 and 1995             4

          Notes to Condensed Financial Statements                 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.          6


                            PART II OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders.    7

Item 6.   Exhibits and Reports on Form 8-K.                       7

Item 1.  Financial Statements.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                   June 30, 1996  Dec. 31, 1995*
                                                                                    (Unaudited)
                                                                                    -----------    -----------
CURRENT ASSETS:
           Cash                                                                     $   251,031    $   319,989
           Accounts and notes receivable
           (net of allowance for doubtful accounts of $30,000 in '96 & '95)           1,343,232      1,236,938
           Inventory                                                                  1,305,577      1,116,810
           Prepaid expenses and other current assets                                    186,175        149,309
           Deferred income tax benefit                                                   30,000         54,000
                                                                                    -----------    -----------

           Total Current Assets                                                       3,116,015      2,877,046
                                                                                    -----------    -----------


FIXED ASSETS:
           (Net of accumulated depreciation and amortization)                         3,040,356      2,848,109

OTHER ASSETS                                                                             30,564         24,887
                                                                                    -----------    -----------

TOTAL ASSETS                                                                        $ 6,186,935    $ 5,750,042
                                                                                    ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
           Note Payable Bank                                                            300,000            -0-
           Accounts payable                                                             471,433        467,300
           Accrued expenses                                                             169,973        214,092
           Taxes payable                                                                111,430            -0-
           Current portion of long-term debt                                             10,378          7,351
                                                                                    -----------    -----------
           Total Current Liabilities                                                  1,063,214        688,743

DEFERRED INCOME TAX LIABILITY                                                           195,000        195,000
NOTE PAYABLE BANK                                                                           -0-        450,000
LONG-TERM DEBT - LESS CURRENT MATURITIES                                                 16,576          8,949
                                                                                    -----------    -----------
           Total Liabilities                                                          1,274,790      1,342,692
                                                                                    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
           Common stock - $.01 par value; authorized - 10,000,000 shares;
           issued, and outstanding - 5,754,726 shares in 1996
           and 5,504,741 shares in 1995                                                  57,547         55,047
           Additional paid-in capital                                                 4,192,796      4,088,212

           Retained Earnings                                                            767,834        270,575
                                                                                    -----------    -----------
                                                                                      5,018,177      4,413,834
           Less 43,910 shares in 1996 & 1,995 in 1995 of treasury stock, at cost       (106,032)        (6,484)
                                                                                    -----------    -----------
           Total Shareholders Equity                                                  4,912,145      4,407,350
                                                                                    -----------    -----------

TOTAL Liabilities & Shareholders Equity                                             $ 6,186,935    $ 5,750,042
                                                                                    ===========    ===========

See accompanying notes to condensed financial statements
* Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                           --------------------------
                                                               1996           1995
                                                               ----           ----
Revenues:
           Services                                        $ 3,014,028    $ 2,509,331
           Product sales                                       508,988        284,162
                                                           -----------    -----------
                                                             3,523,016      2,793,493
                                                           -----------    -----------
Cost and Expenses (Income):
           Costs related to services (Note 4)                1,012,304        824,880
           Costs of products sold (Note 4)                     347,046        198,959
           Selling, general and
           administrative expenses                           1,251,171      1,075,242
           Interest expense                                     25,236         29,396
           Other income                                          (1000)          (291)
                                                           -----------    -----------
                                                             2,634,757      2,128,186
                                                           -----------    -----------
Income before provision for income
taxes                                                          888,259        665,307

Provision for income taxes                                     391,000        282,988
                                                           -----------    -----------



NET INCOME                                                 $   497,259    $   382,319
                                                           ===========    ===========

Net income per share                                       $       .09    $       .07
                                                           ===========    ===========
Weighted average number of
common shares outstanding (Note 3)                           5,765,456      5,833,436
                                                           ===========    ===========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three months Ended June 30,
                                                           ---------------------------
                                                               1996           1995
                                                               ----           ----
Revenues:
           Services                                        $ 1,534,772    $ 1,347,063
           Product sales                                       337,098        175,807
                                                           -----------    -----------
                                                             1,871,870      1,522,870
                                                           -----------    -----------
Cost and Expenses (Income):
           Costs related to services (Note 4)                  537,591        449,861
           Costs of products sold (Note 4)                     236,595        140,310
           Selling, general and
           administrative expenses                             605,375        542,087
           Interest expense                                     10,125         14,329
           Other income                                          (1000)          (128)
                                                           -----------    -----------
                                                             1,388,686      1,146,459
                                                           -----------    -----------
Income before provision for income
taxes                                                          483,184        376,411

Provision for income taxes                                     213,000        161,500
                                                           -----------    -----------



NET INCOME                                                 $   270,184    $   214.911
                                                           ===========    ===========

Net income per share                                       $       .05    $       .04
                                                           ===========    ===========
Weighted average number of
common shares outstanding (Note 3)                           5,788,124      5,870,233
                                                           ===========    ===========

See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                             1996         1995
                                                          ---------    ---------
Cash Flows From Operating Activities:
           Net Income                                     $ 497,259    $ 382,319

           Adjustments to reconcile net income to
              net cash provided by operating activities


           Provision for deferred income taxes               24,000       97,000
           Depreciation and amortization                    308,102      242,621
           Change in Assets and Liabilities:
           (Increase) Decrease in receivables              (106,294)      75,018
           (Increase) Decrease in inventory                (188,767)       8,050
           (Increase) in prepaid expenses
              and other assets                              (42,543)     (86,088)
           Increase (Decrease) in accounts payable,
              accrued expenses and taxes payable             71,444     (230,214)
                                                          ---------    ---------

Net Cash Provided by Operating Activities                   563,201      488,706
                                                          ---------    ---------

Cash Flows from Investing Activities:
           Expenditures for fixed assets                   (500,349)    (390,040)
                                                          ---------    ---------

Net Cash Used In Investing Activities                      (500,349)    (390,040)
                                                          ---------    ---------

Cash Flows from Financing Activities:
           Repayment of bank borrowings                    (150,000)    (100,000)
           Net (Repayment of) loans payable                  10,654       (1,063)
           Net Proceeds upon exercise of stock options        7,536       13,405
                                                          ---------    ---------

Net Cash Used In Financing Activities                      (131,810)     (87,658)
                                                          ---------    ---------

           Net (Decrease) increase in Cash                  (68,958)      11,008
           Cash, Beginning of Period                        319,989      157,435
                                                          ---------    ---------
           Cash, End of Period                            $ 251,031    $ 168,443
                                                          =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                              $  25,236    $  29,396
                                                          =========    =========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                          $ 207,129    $ 179,284
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


2.   Results of Operations:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the condensed statements of income for the three and six month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six months ended June 30, 1996 and 1995.

     The condensed statements of income for the six and three month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


3.   Income Per Share:

     Income per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. In 1996 and 1995, the dilutive effect of outstanding options and warrants was included in the weighted average number of common shares.

4.   Reclassification:

     Certain costs in the 1995 condensed statements of income previously included in costs of products sold have been reclassified to costs related to services to conform with the 1996 presentation and to be consistent with the classification of such costs in the Company's 1995 annual report on Form 10-KSB.

Item 2. Management's Discussion and Analysis of Financial Conditions & Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Liquidity and Capital Resources
- -------------------------------

On December 1, 1995, the Company renegotiated its $1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1997. As of July 26, 1996, $300,000 was outstanding under this note. The Company's working capital on June 30, 1996 was $2,052,801. During 1996 the Company anticipates that it will make capital investments of approximately $1,000,000 of which approximately $500,000 has been expended through June 30, 1996 for the purchase and production of additional systems which the Company intends to rent to its customers. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

Results Of Operations
- ---------------------

Revenue from services increased $504,697 for the six months ended June 30, 1996 as compared to the same period in 1995, an increase of 20%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the six months ended June 30, 1996 and 1995 were 34% and 33%, respectively.

Revenue from services increased $187,709 for the three months ended June 30, 1996 as compared to the same period in 1995, an increase of 14%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended June 30, 1996 and 1995 were 35% and 33%, respectively.

Revenue from product sales increased $224,826 for the six months ended June 30, 1996 as compared to the same period in 1995, an increase of 79%. This increase was primarily due to the increase in sales to distributors and retirement communities. The gross profit on product sales for the six months ended June 30, 1996 and 1995 was 32% and 30%, respectively.

Revenue from product sales increased $161,291 for the three months ended June 30, 1996 as compared to the same period in 1995, an increase of 92%. This increase was primarily due to the increase in sales to distributors and retirement communities. The gross profit on product sales for the three months ended June 30, 1996 and 1995 was 30% and 20%, respectively. This increase is due to lower production costs resulting from production efficiencies in 1996.

Interest expense for the six months ended June 30, 1996 and 1995 was $25,236 and $29,396, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the six months ended June 30, 1996 and 1995 were 36% and 38% respectively.

Interest expense for the three months ended June 30, 1996 and 1995 was $10,125 and $14,329, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended June 30, 1996 and 1995 were 32% and 36% respectively.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     On June 11, 1996 the Company held its 1996 Annual Meeting of Shareholders (the "1996 Meeting"). At the 1996 Meeting, the Company's shareholders elected six directors to serve until the 1997 Annual Meeting of Shareholders and until their respective successors shall be elected and qualified. The vote for such directors was as follows:


\                                                FOR               WITHELD

                Howard M. Siegel              4,792,378             45,888
                Wilfred L. Mossey             4,798,435             39,831
                Myron Segal                   4,794,535             43,731
                Leonard Herz                  4,793,935             44,331
                Peter Breitstone              4,796,035             42,231
                Eli S. Feldman                4,795,935             42,331


     In addition, at the 1996 Meeting the Company's shareholders voted with respect to the ratification and approval of Margolin, Winer & Evens, LLP as the Company's independent auditors for the year ending December 31, 1996. In connection with this proposal, 4,802,285 votes were cast for the proposal, 27,050 votes were cast against the proposal and 8,931 votes abstained from voting.

Item 6. Exhibit and Reports on Form 8-K.

(a)  Exhibits:

      27.  Financial Data Schedule


(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





AMERICAN MEDICAL ALERT CORP.


By: /s/  Howard M. Siegel
    -------------------------
      Howard M. Siegel
      President & Chief Operating Officer
      (Chief Financial & Accounting Officer)

Dated:  July 26, 1996