Form 10QSB
period 1996-09-30
AMERICAN MEDICAL ALERT CORP
filed 1996-11-01
CIK 700721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


Commission File Number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
        (Exact name of small business issuer as specified in its charter)

           New York                                            11-2571221
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                3265 Lawson Boulevard, Oceanside, New York 11572
                    (Address of principal executive offices)

                                 (516) 536-5850
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,727,298 shares of $.01 par value common stock as of October 29, 1996.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I FINANCIAL INFORMATION

                                                                            PAGE

Item 1.    Financial Statements.
             Condensed Balance Sheets for September 30, 1996
             and December 31, 1995                                           1

             Condensed Statements of Income for the
             Nine Months Ended September 30, 1996 and 1995                   2

             Condensed Statements of Income for the
             Three Months Ended September 30, 1996 and 1995                  3

             Condensed Statements of Cash Flows for
             the Nine Months Ended September 30, 1996 and 1995               4

             Notes to Condensed Financial Statements                         5

Item 2.    Management's Discussion and Analysis or Plan                      6
             of Operation.


                            PART II OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.                                 7

Item 1.    Financial Statements.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 September 30, 1996  Dec. 31, 1995*
                                                                       (UNAUDITED)
                                                                       -----------    -----------
CURRENT ASSETS:
      Cash                                                             $   338,566    $   319,989
      Accounts and notes receivable
      (net of allowance for doubtful accounts of
       $30,000 in '96 & '95)                                             1,407,636      1,236,938
      Inventory                                                          1,657,604      1,116,810
      Prepaid expenses and other current assets                            209,983        149,309
      Deferred income tax benefit                                           30,000         54,000
                                                                       -----------    -----------

      Total Current Assets                                               3,643,789      2,877,046
                                                                       -----------    -----------

NOTE RECEIVABLE                                                             16,658            -0-
                                                                       -----------    -----------

FIXED ASSETS:
      (Net of accumulated depreciation and amortization)                 2,998,666      2,848,109

OTHER ASSETS                                                                24,142         24,887
                                                                       -----------    -----------

TOTAL ASSETS                                                           $ 6,683,255    $ 5,750,042
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Note Payable Bank                                                $   300,000    $       -0-
      Accounts payable                                                     534,733        467,300
      Accrued expenses                                                     236,251        214,092
      Taxes payable                                                        149,559            -0-
      Current portion of long-term debt                                      9,612          7,351
                                                                       -----------    -----------
      Total Current Liabilities                                          1,230,155        688,743

DEFERRED INCOME TAX LIABILITY                                              195,000        195,000
NOTE PAYABLE BANK                                                              -0-        450,000
LONG-TERM DEBT - LESS CURRENT MATURITIES                                    14,248          8,949
                                                                       -----------    -----------
      Total Liabilities                                                  1,439,403      1,342,692
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
      Common stock - $.01 par value; authorized - 10,000,000 shares;
      issued, and outstanding - 5,771,208 shares in 1996
      and 5,504,741 shares in 1995                                          57,712         55,047
      Additional paid-in capital                                         4,230,618      4,088,212

      Retained Earnings                                                  1,061,554        270,575
                                                                       -----------    -----------
                                                                         5,349,884      4,413,834
      Less 43,910 shares in 1996 & 1,995 in 1995 of treasury
      stock, at cost                                                      (106,032)        (6,484)
                                                                       -----------    -----------
      Total Shareholders Equity                                          5,243,852      4,407,350
                                                                       -----------    -----------

TOTAL Liabilities & Shareholders Equity                                $ 6,683,255    $ 5,750,042
                                                                       ===========    ===========

See accompanying notes to condensed financial statements.
* Derived from audited financial statement

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                 Nine months Ended September 30,
                                                 -------------------------------
                                                      1996             1995
                                                   -----------      -----------
Revenues:
           Services                                $ 4,575,177      $ 3,885,048
           Product sales                               901,915          668,466
                                                   -----------      -----------
                                                     5,477,092        4,553,514
                                                   -----------      -----------
Cost and Expenses (Income):
           Costs related to services                 1,526,525        1,303,161
           Costs of products sold                      623,974          467,192
           Selling, general and
           administrative expenses                   1,880,979        1,675,099
           Interest expense                             33,635           42,510
           Other income                                 (1,000)            (355)
                                                   -----------      -----------
                                                     4,064,113        3,487,607
                                                   -----------      -----------
Income before provision for income
taxes                                                1,412,979        1,065,907

Provision for income taxes                             622,000          443,288
                                                   -----------      -----------


NET INCOME                                         $   790,979      $   622,619
                                                   ===========      ===========

Net income per share                               $       .14      $       .11
                                                   ===========      ===========
Weighted average number of
common shares outstanding (Note 3)                   5,837,120        5,866,058
                                                   ===========      ===========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1996             1995
                                                   -----------      -----------
Revenues:
           Services                                $ 1,561,149      $ 1,375,717
           Product sales                               392,927          384,304
                                                   -----------      -----------
                                                     1,954,076        1,760,021
                                                   -----------      -----------
Cost and Expenses (Income):
           Costs related to services                   514,221          532,828
           Costs of products sold                      276,928          213,686
           Selling, general and
           administrative expenses                     629,808          599,857
           Interest expense                              8,399           13,114

           Other income                                  (-0-)              (64)
                                                   -----------      -----------
                                                     1,429,356        1,359,421
                                                   -----------      -----------
Income before provision for income
taxes                                                  524,720          400,600

Provision for income taxes                             231,000          160,300
                                                   -----------      -----------



NET INCOME                                         $   293,720      $   240,300
                                                   ===========      ===========

Net income per share                               $       .05      $       .04
                                                   ===========      ===========
Weighted average number of
common shares outstanding (Note 3)                   5,921,582        5,961,037
                                                   ===========      ===========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Nine months Ended June 30,
                                                      --------------------------
                                                            1996         1995
                                                            ----         ----
Cash Flows From Operating Activities:
           Net Income                                    $ 790,979    $ 622,619

           Adjustments to reconcile net income to
              net cash provided by operating activities


           Provision for deferred income taxes              24,000      121,000
           Depreciation and amortization                   468,864      375,389
           Change in Assets and Liabilities:
           (Increase) in receivables                      (187,356)    (142,465)
           (Increase) in inventory                        (540,794)     (95,699)
           (Increase) in prepaid expenses
              and other assets                             (59,929)     (67,367)
           Increase (Decrease) in accounts payable,
              accrued expenses and taxes payable           239,151      (49,738)
                                                         ---------    ---------

Net Cash Provided by Operating Activities                  734,915      763,739
                                                         ---------    ---------

Cash Flows from Investing Activities:
           Expenditures for fixed assets                  (619,421)    (592,604)
                                                         ---------    ---------

Net Cash Used In Investing Activities                     (619,421)    (592,604)
                                                         ---------    ---------

Cash Flows from Financing Activities:
           Repayment of bank borrowings                   (150,000)    (100,000)
           Net (Repayment of) loans payable                  7,560       (3,723)
           Net Proceeds upon exercise of stock options      45,523       18,978
                                                         ---------    ---------

Net Cash Used In Financing Activities                      (96,917)     (84,745)
                                                         ---------    ---------

           Net (Decrease) increase in Cash                  18,577       86,390
           Cash, Beginning of Period                       319,989      157,435
                                                         ---------    ---------
           Cash, End of Period                           $ 338,566    $ 243,825
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                             $  33,635    $  42,510
                                                         =========    =========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                         $ 400,000    $ 323,584
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


2.         Results of Operations:

           In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the condensed statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine months ended September 30, 1996 and 1995.

           The condensed statements of income for the nine and three month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.         Income Per Share:

           Income per share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. In 1996 and 1995, the dilutive effect of outstanding options and warrants was included in the weighted average number of common shares.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


Liquidity and Capital Resources
-------------------------------

On December 1, 1995, the Company renegotiated its $1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1997. As of October 25, 1996, $300,000 was outstanding under this note. The Company's working capital on September 30, 1996 was $2,413,634. During 1996 the Company anticipates that it will make capital investments of approximately $1,000,000 of which approximately $619,000 has been expended through September 30, 1996 for the purchase and production of additional systems which the Company intends to rent to its customers. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.


Results of Operations
---------------------

Revenue from services increased $690,129 for the nine months ended September 30, 1996 as compared to the same period in 1995, an increase of 18%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the nine months ended September 30, 1996 and 1995 were 33% and 34%, respectively.

Revenue from services increased $185,432 for the three months ended September 30, 1996 as compared to the same period in 1995, an increase of 13%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended September 30, 1996 and 1995 were 33% and 39%, respectively.

Revenue from product sales increased $233,449 for the nine months ended September 30, 1996 as compared to the same period in 1995, an increase of 35%. This increase was primarily due to the increase in sales to distributors and retirement communities. The gross profit on product sales for the nine months ended September 30, 1996 and 1995 was 31% and 30%, respectively.


Revenue from product sales increased $8,623 for the three months ended September 30, 1996 as compared to the same period in 1995, an increase of 2%. This increase was primarily due to the increase in sales to distributors and retirement communities. The gross profit on product sales for the three months ended September 30, 1996 and 1995 was 30% and 44%, respectively. Product sales gross profit decreased for the quarter as a result of competitive pricing for distributors and retirement communities.

Interest expense for the nine months ended September 30, 1996 and 1995 was $33,635 and $42,510, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the nine months ended September 30, 1996 and 1995 were 34% and 37% respectively.

Interest expense for the three months ended September 30, 1996 and 1995 was $8,399 and $13,114, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended September 30, 1996 and 1995 were 32% and 34% respectively.


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





AMERICAN MEDICAL ALERT CORP.





By: /S/ HOWARD M. SIEGEL
   --------------------------------------
      Howard M. Siegel
      President & Chief Operating Officer




By: /S/ COREY M. ARONIN
   --------------------------------------
      Corey M. Aronin
      Chief Financial Officer



Dated:  October 29, 1996