Form 10KSB
period 1996-12-31
AMERICAN MEDICAL ALERT CORP
filed 1997-03-31
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
       OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

         New York                                      11-2571221
         --------                                      ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

3265 Lawson Boulevard, Oceanside, New York                            11572
------------------------------------------                            -----
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X      No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year: $ 7,255,842.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 26, 1997, was $11,286,475, computed by reference to the average closing bid and asked prices of such stock as reported on the Nasdaq on that date.

     The aggregate number of shares of Common Stock outstanding as of March 26, 1996: 5,808,679

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement of the registrant, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Description of Business

General
-------

     American Medical Alert Corp. (the "Company") is a corporation, formed under the laws of the State of New York in 1981 and is engaged in the business of designing, engineering, fabricating and marketing computerized Personal Emergency Response Systems ("PERS") using proprietary and commercially available technology. The Company markets to private-pay clients, not for profit consumer agencies, health maintenance organizations, long-term care providers, retirement communities, hospitals and government agencies. Part of the Company's strategy is to capitalize on opportunities created by new federal policies affecting the delivery of home healthcare services by HMOs and managed care groups. In order to achieve its goals, the Company is participating in a study to prove the cost effective benefits of PERS in home healthcare programs. During 1996, the Company finalized plans with a national provider of geriatric services to offer its PERS through their network of agencies, and launch its Model 700 (described below).

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

Products and Services
---------------------

     The Company's core business remains the development and marketing of high-tech effective PERS, primarily used by the senior population. VOICE OF HELP(R) Systems enable a person to remain independent and continue to enjoy the comforts of living at home.

     Models 500 and 1000 Personal Emergency Response Systems
     -------------------------------------------------------

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

     (3) After the Subscriber's personal data is displayed, the Company's monitoring personnel and the Subscriber can talk and listen to each other. The Subscriber need not touch the telephone. If no overriding noise or physical sound barrier is present between the Subscriber and the VOICE OF HELP(R) System home unit, the parties will normally be able to talk and listen to each other.

     (4) Monitoring personnel at the Center will attempt to determine from the Subscriber what aid is required. If the Subscriber is unable to communicate, monitoring personnel will take actions pursuant to pre-designated instructions.

     (5)  VOICE  OF  HELP(R)   Systems  can  monitor   proprietary  and  certain
commercially available intrusion, fire detection and other similar devices.

Monitoring
----------

     In addition to its voice systems, the Company makes available, as an additional and integral part of the VOICE OF HELP(R) System, a unique monitoring service. Personnel located at the Company's Monitoring Center utilize personal computers, arranged in a local area network, to process alerts. Each of the Company's monitoring personnel are certified as Emergency Medical Dispatchers. All signals for assistance are programmed to access the Center's Subscriber data base which enables monitoring personnel to take pre-determined actions quickly. Relevant information concerning the Subscriber is displayed on a monitor. Monitoring personnel are trained to take appropriate action on behalf of all Subscribers. The technology includes digital communicators, radio frequency devices and two-way voice circuits. System activation may occur from a host of ancillary contacts, switches or other devices. In most applications the Company provides long distance, toll-free telephone lines for signal transmission.

Production/Purchasing
---------------------

     The Company continues to utilize subcontractors to assemble its products. These services are generally provided through verbal arrangements and Company issued purchase orders. The Company has several principal subcontractors. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that in the event any such relationship were to be terminated, the Company would be able to engage the services of additional or different subcontractors as would be required to fulfill its needs without any material adverse effect to the Company's operations.

     With the exception of several proprietary components, which are manufactured to the Company's specifications, the manufacturing of the Company's product lines requires the use of generally available electronic components and hardware.

Marketing/Customers
-------------------

     The Company markets its products and monitoring services to consumers, hospitals, home healthcare providers, government agencies, third-party insurers, developers of retirement communities and commercial applications, among others. The Company believes that these markets offer the Company an opportunity for significant growth.

     Sales and leases of the Company's products and monitoring services are made through the efforts of its own sales personnel, manufacturers' representatives and independent distributors. The Company markets its products through sales and various rental arrangements. The Company is an approved Medicaid Provider in the States of New York, Georgia, Illinois and South Carolina. During the years ended December 31, 1996, 1995 and 1994, the Company had revenues from one contract with a municipality located in New York which represented 44%, 44% and 37%, respectively, of its total revenue. On March 27, 1997, the Company was advised that the Agreement will be extended through February 28, 1998.

     The Company continues development on several new healthcare systems that it plans to continue testing during 1997. Examples are:

     a. MED PASS(R): The product will be used by home healthcare patients for the purpose of insuring that prescribed medications are taken in accordance with physicians' orders.

     b. ACCUTROL(R): The Company, in conjunction with one of its customers, is continuing its field testing of an access control version of its VOICE OF HELP(R) System.

     c. PERS Model 700: An updated version of the electronics used in the Company's Models 500 and 1000. Production of the product is expected to begin during the second quarter of 1997.

     The Company continues to seek new applications for its interactive voice technology.

Installation and Services
-------------------------

     The Company currently provides its own personnel or provides training for customers' personnel for installation and servicing of its VOICE OF HELP(R) Systems. In addition, telephone interconnect companies install VOICE OF HELP(R) Systems for the Company in some areas.

Sales, Leasing and Monitoring Revenues
--------------------------------------

     The Company markets its products through sales and various rental arrangements. The Company also offers VOICE OF HELP(R) Systems, including monitoring center equipment for on-site monitoring, using similar purchase and lease arrangements. The Company is an approved Medicaid Provider in the States of Georgia, Illinois, New York, and South Carolina and continues to develop similar relationships in several other states.

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

Patents and Trademarks
----------------------

     The Company considers its trademarks to be an important element of its marketing program. The Company's trademarks include "VOICE OF HELP(R)", "THE VOICE OF HELP(R)", "ACCUTROL(R)", "MED PASS(R)", "ROOM MATE(R)", "VOICECARE(R)", "SYSTEM-one(R)" and "HELPING PEOPLE LIVE BETTER(R)", each of which is registered with the United States Patent and Trademark Office.

Competition
-----------

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

Research and Development
------------------------

     In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. Expenditures for research and development for the years ended December 31, 1996, 1995 and 1994 were $24,339, $32,874 and $41,747, respectively.

Employees
---------

     As of March 21, 1997, the Company employed 82 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

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

     The Company houses its Engineering, Research and Development, Quality Control, Testing and Back-up Monitoring Departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party. The lease expires on December 31, 1997 and provides for a current base annual rental, net of certain operating expenses, of $33,534. The Company believes that it will be able to renew this lease on terms equally favorable to the Company.

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

Executive Officers of the Registrant
------------------------------------

Name                          Age            Position
----                          ---            --------

Howard M. Siegel              63             Chairman of the Board, President,
                                             Chief Executive Officer

Corey M. Aronin               43             Chief Financial Officer

Other Significant Officers
of the Registrant
-----------------

John Lesher                   42             President, Engineering

John Rogers                   50             Vice President, Operations and
                                             Secretary

Officers serve at the discretion of the Board of Directors.

     Howard M. Siegel has been the Company's Chairman of the Board, President, Chief Executive Officer, and a Director for more than the past six years. He also served as Chief Financial Officer until September 1996.

     Corey M. Aronin joined the Company in September 1996, as Chief Financial Officer. Previously, Mr. Aronin held senior financial positions. From December 1995 to May 1996, he served as Executive Vice President of Finance at Affiliated Island Grocers, Inc. From August 1982 until November 1995, Mr. Aronin served as Chief Financial Officer and Treasurer at Golden Simcha Poultry, Inc., a local major food distributor.

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

                                        High                    Low
                                        ----                    ---

       1995     First Quarter      $    2 15/16               $  2
                Second Quarter          3 1/2                    2 9/16
                Third Quarter           4 1/4                    3
                Fourth Quarter          4                        2 1/8

       1996     First Quarter      $    3 1/8                 $  2 1/8
                Second Quarter          3                        2
                Third Quarter           4 1/16                   2 5/16
                Fourth Quarter          4 3/16                   2 9/16

     As of March 26, 1996, there were 514 recordholders of the Company's Common Stock.

     The Company did not pay dividends on its Common Stock during the two years ended December 31, 1996 and does not anticipate paying dividends in the foreseeable future.

SELECTED FINANCIAL DATA - AMERICAN MEDICAL ALERT CORP.

     The following table summarizes certain financial data and should be read in conjunction with the detailed financial information set forth elsewhere herein.


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                 1996           1995                1994            1993             1992
                                                 ----           ----                ----            ----             ----

Selected Statement of Operations Data:

      Revenues                                $ 7,255,842     $ 6,177,302         $ 5,384,671       $ 3,918,203      $ 3,558,749

      Income before extraordinary item
       and cumulative effect of
       accounting change                      $   918,893     $   741,736         $   727,166       $   204,218      $   230,410

      Net income                              $   918,893     $   741,736         $   727,166       $   880,218      $   335,410

      Income per share before
       extraordinary item and cumulative
       effect of accounting change             $      .16     $       .13         $        .13    $         .04     $        .04
                                               ==========    ============         ============    =============     ============
      Net income per share                     $      .16     $       .13         $        .13    $         .16     $        .06
                                               ==========    ============         ============    =============     ============

      Weighted average number of common
       shares                                   5,852,553       5,867,555            5,751,453        5,659,486        5,646,219

Selected Balance Sheet Data as of
December 31:

      Total Assets                            $ 6,784,014     $ 5,750,042          $ 4,983,393      $ 3,583,991      $ 2,416,837

      Long-term liabilities                   $   719,849     $   653,949             $ 93,276      $   313,779      $    26,293

      Shareholders' equity                    $ 5,533,858     $ 4,407,350          $ 3,646,366      $ 2,856,689      $ 1,928,126

                                       -8-

Item 6. Managements's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes hereto.

Results of Operations
---------------------

     The Company's gross revenues increased from $ 6,177,302 in 1995 to $ 7,255,842 in 1996, an increase of 17% and increased from $ 5,384,671 in 1994 to $ 6,177,302 in 1995, an increase of 15%. The increase in gross revenues from 1995 to 1996 and 1994 to 1995 resulted from continued growth of the Company's existing customer bases as well as the addition of new customers.

     Revenues from services increased from $ 5,288,046 in 1995 to $ 6,119,946 in 1996, an increase of 16% and increased from $ 4,546,991 in 1994 to $ 5,288,046 in 1995, an increase of 16%. These increases resulted from continued expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for 1996, 1995, and 1994 were 34%, 35% and 32%, respectively. In 1996, costs as a percentage of revenue decreased due to greater operational efficiency.

     Revenues from product sales increased from $ 889,256 in 1995 to $ 1,135,896 in 1996, an increase of 28% and increased from $ 837,680 in 1994 to $ 889,256 in 1995, an increase of 6%. These increases were primarily due to the increase in sales to retirement facilities and distributors. The gross profit on product sales in 1996, 1995, and 1994 was 30%, 39% and 30%, respectively. Gross profit on product sales decreased in 1996, in part, due to sales incentives given to large retirement communities. Gross profits increased in 1995 due to effective use of purchase discounts and lower unit costs relating to past production efficiencies.

     Selling, general and administrative expenses increased from $ 2,422,972 in 1995 to $ 2,705,525 in 1996, an increase of 12% and increased from $ 1,987,034 in 1994 to $ 2,422,972 in 1995, an increase of 22%. Additional expenses incurred in 1996 were the result of increased sales and marketing expenses, radio advertising campaigns, expansion of sales department and hiring of additional management personnel. Expenses in 1995 as compared to 1994 increased for similar reasons.

     Interest expense for 1996, 1995 and 1994 were $ 46,965, $ 55,694 and $46,233, respectively. Interest expense decreased in 1996 due to improved cash flow and decreases in average monthly borrowing. Interest expense in 1995 increased from 1994 due to increases in the average monthly borrowing.

     The Company's income before provision for income taxes in 1996 was $ 1,638,893, an increase of $ 311,157 from 1995, or 23%. The increase in 1996 resulted from an increase in the Company's revenues and greater operational efficiencies. Income before provision for income taxes in 1995 was $ 1,327,736, an increase of $ 26,570 from 1994. The increase in 1995 resulted from an increase in the Company's revenues offset by higher selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

     During 1996, cash provided by operating activities was $1,319,517, as compared to $1,433,585 in 1995. Cash paid for income taxes in 1996 was $ 594,036 as compared to $457,284 in 1995. This increase was primarily due to an increase in income before provision for income taxes. Expenditures for fixed assets and medical devices held for lease, aggregated $1,535,703 in 1996, an increase from $1,184,141, the amount purchased in 1995. During 1996, cash decreased by $18,976, as compared to an increase in cash of $162,554 in 1995.

     On December 1, 1995, the Company renegotiated its $ 1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1997. As of March 13, 1997, $ 450,000 was outstanding under this note. The credit note was recently extended to and it will expire on April 30, 1998. The Company's working capital on December 31, 1996 was $ 2,460,773 as compared to $ 2,188,303 on December 31, 1995. During
1997, the Company anticipates that it will make capital investments of approximately $ 1,000,000 for the production and purchase of additional systems which the Company intends to rent and to enhance management information systems. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

Item 7. Financial Statements

         Financial Statements                                       Page Number
         --------------------                                       -----------

         Report of Independent Accountants                          F-1

         Report of Independent Accountants                          F-2

         Balance Sheets at December 31, 1996 and 1995               F-3 & F-4

         Statements of Income for the years ended December 31,
               1996, 1995 and 1994                                  F-5

         Statements of Shareholders' Equity for the years ended
               December 31, 1996, 1995 and 1994                     F-6

         Statements of Cash Flows for the years ended December 31,
               1996, 1995 and 1994                                  F-7 & F-8

         Notes to Financial Statements                              F-9 - F-17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On August 17, 1995, the Company's Board of Directors approved the dismissal of Deloitte & Touche LLP as its independent public accountants, which dismissal would take effect simultaneously with the Company's appointment of a new independent public accountant. There was no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles contained in the reports of Deloitte & Touche LLP for the past fiscal year ended December 31, 1994.

     During the Company's two previous fiscal years ended December 31, 1994 and the subsequent interim period preceding Deloitte & Touche LLP's dismissal on August 17, 1995, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference in connection with its report concerning the Company's financial statements to the subject matter of the disagreements.

     On August 17, 1995, the Company's Board of Directors approved the proposal to engage Margolin, Winer & Evens LLP to be the Company's independent public accountants for its fiscal years ending December 31, 1996 and 1995.


                                    PART III

     The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1997 Annual Meeting of Shareholders.

Item 13. Exhibits, List, and Reports on Form 8-K

(a)  Exhibits
     --------

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

     3(b) Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement under the Securities Act of 1933, Commission File No. 333-6159).

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

     4(b) Amendment, dated December 22, 1988, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December 31,
                    1988).

     4(c) Amendment, dated October 26, 1990, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the year ended December 31,
                    1990).

     4(d) Amendment, dated November 30, 1994, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(d) to the Company's Form 10-KSB for the year ended December 31,
                    1994).

     4(e) Amendment, dated November 20, 1995, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(e) to the Company's Form 10-KSB for the year ended December 31,
                    1995).

     4(f) Amendment, dated December 20, 1996, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on Form S-3, Commission File No. 333-6159).

     10(a) Employment Agreement, dated January 1, 1997 between the Company and Howard M. Siegel.*

     10(b) Employment Agreement, dated August 28, 1989 between the Company and John Lesher. (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1990).

     10(c) Amendment, dated March 4, 1992, to the Employment Agreement between the Company and John Lesher. (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1991).

     Exhibit No.    Identification of Exhibit
     -----------    -------------------------

     10(d) Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).

     10(e) First Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

     10(f)          Second Amendment to the Mt. Laurel Lease.*

     10(g) Leases for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

     10(h) Lease for the premises located at 910 Church Street, Decatur, Georgia. (Incorporated by reference to Exhibit 10(i) to the Company's Form 10- KSB for the year ended December 31, 1995).

     10(i) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York. (Incorporated by reference to
                    Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1995.)

     10(j) Lease for the premises located at 475 West 55th Street, Contryside, Illinois. (Incorporated by reference to
                    Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

     10(k)          1984   Incentive   Stock  Option   Plan,   as  amended.
                    (Incorporated   by  ref  erence  to  Exhibit  10(e)  to  the
                    Company's Form 10-K for the year ended December 31, 1990).

     10(l) Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

     10(m) Restated and Amended Revolving Credit Note with North Fork Bank, dated December 1, 1995 (the "Revolving Credit Note").*

     10(n) Letter from North Fork Bank extending the Revolving Credit Note until April 30, 1998.*

     10(o) Agreement between the Company and the City of New York, as extended through February 18, 1998.*

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

                                          AMERICAN MEDICAL ALERT CORP.


March 31, 1997                            By: /s/ Howard M. Siegel
                                             ---------------------

                                             Howard M. Siegel
                                             Chairman of the Board and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Howard M. Siegel              Chairman of the Board,          March 31, 1997
------------------------------    President Chief Executive
Howard M. Siegel                  Officer, and Director
                                  (Principal Executive Officer)



/s/ Corey M. Aronin               Chief Financial Officer         March 31, 1997
------------------------------
Corey M. Aronin


/s/ Peter Breitstone               Director                       March 31, 1997
------------------------------
Peter Breitstone


                                   Director
------------------------------
Eli S. Feldman


/s/ Leonard Herz                  Director                        March 31, 1997
------------------------------
Leonard Herz


/s/ Myron Segal                   Director
------------------------------                                    March 31, 1997
Myron Segal, M.D.

                          AMERICAN MEDICAL ALERT CORP.


           ----------------------------------------------------------

                              FINANCIAL STATEMENTS
                  Years Ended December 31, 1996, 1995 and 1994

                          AMERICAN MEDICAL ALERT CORP.

                                    CONTENTS
-------------------------------------------------------------------------------




Report of Independent Accountants                                          F-1

Report of Independent Accountants                                          F-2

Balance Sheets                                                       F-3 & F-4

Statements of Income                                                       F-5

Statements of Shareholders' Equity                                         F-6

Statements of Cash Flows                                             F-7 & F-8

Notes to Financial Statements                                        F-9 - F-17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  American Medical Alert Corp.
Oceanside, New York

We have audited the accompanying statement of income, sharholders' equity and cash flows of American Medical Alert Corp. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the result of operations and cash flows of American Medical Alert Corp. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
New York, New York
March 3, 1995

Report of Independent Accountants






Board of Directors and Shareholders
American Medical Alert Corp.
Oceanside, New York


We have audited the accompanying balance sheets of American Medical Alert Corp. as of December 31, 1996 and 1995 and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Margolin, Winer & Evens LLP
Garden City, New York

March 7, 1997, except for Notes 3 and 11
as to which the date is March 27, 1997

AMERICAN MEDICAL ALERT CORP.

BALANCE SHEETS
----------------------------------------------------------------------------------------------------


December 31,                                                       1996                      1995
----------------------------------------------------------------------------------------------------

ASSETS (Note 3)

Current Assets:
      Cash                                                           $     301,013          $319,989
      Accounts and notes receivable (net of allowance for
           doubtful accounts of $30,000 in 1996 and 1995)
           (Notes 1, 2 and 11)                                           1,327,799         1,236,938
      Inventory (Note 1)                                                 1,171,021         1,116,810
      Prepaid expenses and taxes and other current assets                  137,247           149,309
      Deferred income taxes (Notes 1 and 6)                                 54,000            54,000
                                                                      ------------       -----------

Total Current Assets                                                     2,991,080         2,877,046
                                                                        ----------       -----------

Inventory of Medical Devices Held For Lease- at cost                       637,000                 -
                                                                       -----------       -----------

Notes Receivable (Notes 2 and 8)                                            15,956                 -
                                                                      ------------       -----------

Fixed Assets - at cost:
      Leased medical devices                                             4,985,543         4,216,128
      Monitoring equipment                                                 192,290           172,815
      Furniture and equipment                                              263,711           228,413
      Leasehold improvements                                               151,825           146,467
      Automobiles                                                           27,182            21,932
                                                                     -------------        ----------

                                                                         5,620,551         4,785,755

      Less accumulated depreciation and amortization (Note 1)            2,505,441         1,937,646
                                                                       -----------        ----------

                                                                         3,115,110         2,848,109
                                                                       -----------        ----------

Other Assets                                                                24,868            24,887
                                                                     -------------        ----------

Total Assets                                                            $6,784,014        $5,750,042
                                                                        ==========        ==========







                                                                             (continued on next page)

      The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.


BALANCE SHEETS
------------------------------------------------------------------------------------------------


December 31,                                                     1996                  1995
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                            $192,707            $467,300
      Accrued expenses                                             311,954             214,092
      Taxes payable                                                 16,464                   -
      Current portion of long-term debt (Note 4)                     9,182               7,351
                                                             -------------        ------------

Total Current Liabilities                                          530,307             688,743

Deferred Income Tax Liability (Notes 1 and 6)                      258,000             195,000

Notes Payable - Bank (Note 3)                                      450,000             450,000

Long-Term Debt - Less Current Maturities (Note 4)                   11,849               8,949
                                                             -------------        ------------

Total Liabilities                                                1,250,156           1,342,692
                                                             -------------        ------------

Commitments (Notes 7, 8 and 10)                                          -                   -

Shareholders' Equity (Notes 8 and 10):
      Common stock, $.01 par value-
               authorized, 10,000,000 shares;
               issued 5,843,276 shares in 1996
               and 5,504,741 shares in 1995                         58,432              55,047
          Additional paid-in capital                             4,391,990           4,088,212
          Retained earnings                                      1,189,468             270,575
                                                            --------------        ------------
                                                                 5,639,890           4,413,834
          Less treasury stock, at cost (43,910 shares
               in 1996 and 1,995 shares in 1995)                  (106,032)             (6,484)
                                                            --------------        -------------

Total Shareholders' Equity                                       5,533,858           4,407,350
                                                            --------------       -------------

Total Liabilities and Shareholders' Equity                  $    6,784,014       $   5,750,042
                                                            ==============       =============



      The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.


STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------


Years Ended December 31,                              1996             1995            1994
--------------------------------------------------------------------------------------------------


Revenue (Notes 1 and 11):
      Services                                      $6,119,946        $5,288,046       $4,546,991

      Product sales                                  1,135,896           889,256          837,680
                                                   -----------       -----------      -----------

                                                     7,255,842         6,177,302        5,384,671
                                                   -----------       -----------      -----------

Costs and Expenses (Income):
      Costs related to services                      2,075,819         1,826,036        1,468,477

      Costs of products sold (Note 1)                  789,878           545,231          584,684

      Selling, general and
        administrative expenses                      2,705,525         2,422,972        1,987,034

      Interest expense                                  46,965            55,694           46,233

      Other income                                     (1,238)             (367)          (2,923)
                                                    ----------        ----------      -----------

                                                     5,616,949         4,849,566        4,083,505
                                                    ----------        ----------       ----------

Income Before Provision for Income Taxes             1,638,893         1,327,736        1,301,166

Provision for Income Taxes (Notes 1 and 6)             720,000           586,000          574,000
                                                    ----------        ----------       ----------

Net Income                                            $918,893          $741,736         $727,166
                                                    ==========        ==========       ==========

Net Income Per Share (Note 1)                             $.16              $.13             $.13
                                                    ==========        ==========       ==========

Weighted Average Number of
      Common Shares (Note 1)                         5,852,553         5,867,555        5,751,453
                                                    ==========        ==========       ==========


      The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.



STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


Years Ended December 31, 1996,1995 and 1994
------------------------------------------------------------------------------------------------------------------------------------



                                                        COMMON STOCK
                                                       ---------------  ADDITIONAL  RETAINED
                                                    NUMBER OF            PAID-IN    EARNINGS   UNEARNED      TREASURY
                                                     SHARES     AMOUNT   CAPITAL    (DEFICIT)  COMPENSATION    STOCK        TOTAL
                                                     ------     ------   -------    ---------  ------------    -----        -----


Balance - January 1, 1994                            5,329,871  $53,298  $4,002,448 $(1,198,327)  $  (730)  $     -      2,856,689

Amortization of Unearned Compensation                        -        -           -           -       730         -            730

Common Stock Issued (Note 8)                            12,500      125      14,719           -         -         -         14,844

Exercise of Stock Options (Note 8)                     120,341    1,204      52,217           -         -    (6,484)        46,937

Net Income for the Year Ended December 31, 1994              -        -           -     727,166         -         -        727,166

                                                   ----------- --------  ---------- -----------  --------  --------      ---------

Balance - December 31, 1994                          5,462,712   54,627   4,069,384    (471,161)        -    (6,484)     3,646,366

Exercise of Stock Options (Note 8)                      42,029      420      18,828           -         -         -         19,248

Net Income for the Year Ended December 31, 1995              -        -           -     741,736         -         -        741,736

                                                   ----------- --------  ---------- -----------  --------   -------      ---------

Balance - December 31, 1995                          5,504,741   55,047   4,088,212     270,575         -    (6,484)     4,407,350

Exercise of Stock Options (Note 8)                     338,535    3,385     303,778           -         -   (99,548)       207,615

Net Income for the Year Ended December 31, 1996              -        -           -     918,893         -          -        918,893

                                                   ----------- --------  ---------- -----------  --------   --------     ----------

Balance - December 31, 1996                          5,843,276  $58,432  $4,391,990  $1,189,468  $      -  $(106,032)    $5,533,858

                                                   =========== ========  ========== ===========  ========  ==========    ===========



      The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.


STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------

Years Ended December 31,                               1996             1995             1994
--------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities:
     Net income                                      $918,893          $741,736        $727,166

     Adjustments to  reconcile  net  income
          to net cash  provided  by
          operating activities:


        Provision for deferred income taxes            63,000           234,000         493,000
        Issuance of common stock in connection
           with consulting services performed
           (Note 8)                                      -                 -             14,844
        Depreciation and amortization                 646,838           542,914         408,127
        Amortization of deferred charges                 -                 -                730
        Changes in operating assets
           and liabilities:

           (Increase) decrease in receivables        (106,817)           60,520       (519,837)

           Increase in inventory                      (54,211)          (32,425)        (1,796)
           Decrease (increase) in prepaid
              expenses and taxes
              and other assets                         12,081          (109,963)       (16,888)
           (Decrease) increase in accounts
              payable, accrued expenses
              and taxes payable                      (160,267)           (3,197)       290,636
                                                      -------        ----------      ---------

     Net Cash Provided by Operating Activities      1,319,517         1,433,585      1,395,982
                                                    ---------         ---------      ---------

Cash Flows from Investing Activities:
     Expenditures for fixed assets and medical
     devices held for lease                        (1,535,703)       (1,184,141)    (1,757,849)
                                                   -----------        ---------      ---------
     Net Cash Used in Investing Activities         (1,535,703)       (1,184,141)    (1,757,849)
                                                   -----------        ---------      ---------

Cash Flows from Financing Activities:
     Net (repayments) proceeds on
        bank borrowings                                  -             (100,000)       300,000
     Repayments of capital lease obligations             -                 -           (12,808)
     Proceeds of loans payable                           -                3,805         13,020
     Repayments of loans payable                      (10,405)           (9,943)        (8,123)
     Proceeds upon exercise of stock options          207,615            19,248         46,937
                                                      -------            ------         ------

     Net Cash Provided by (Used in)
        Financing Activities                          197,210           (86,890)       339,026
                                                      -------            ------        -------



      The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.


STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------

Years Ended December 31,                                        1996          1995          1994
---------------------------------------------------------------------------------------------------
Net (Decrease) Increase In Cash                            $ (18,976)      $162,554     $  (22,841)
Cash - beginning of year                                      319,989       157,435        180,276
                                                          --------------  ----------  -------------
Cash - end of year                                           $301,013      $319,989       $157,435
                                                          ==============  ==========  =============
Supplemental Disclosure of Cash Flow
        Information -
     Cash paid during the year for:
        Interest                                             $ 46,965      $ 55,694       $ 46,233
        Income taxes                                          594,036       457,284         28,120
Supplemental Schedule of Noncash Investing
        and Financing Activities:
     Fixed assets purchased under notes and
     loans payable and capital lease
     obligations                                            $  15,136      $     -         $16,139

     During 1996, an employee satisfied the
     exercise price of certain stock options by exchanging shares already owned with a fair market value of $99,548. The fair value of the shares receivedwas recorded as treasury stock.


      The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. Summary of Scope of business - The Company's business is to sell, rent, Significant install, service and monitor remote communication systems Accounting with personal security and smoke/fire detection
     Policies       capabilities,  linked to an  emergency  response  monitoring center. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies across the United States. (See Note 11.)

                    Inventory valuation - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Finished goods were approximately $894,000 and $731,600 at December 31, 1996 and 1995, respectively, and the remaining inventory consists of component parts.

                    Fixed assets - Depreciation is computed by accelerated and straight-line methods at rates adequate to allocate the cost of applicable assets over their expected useful lives. Leased medical devices are depreciated on a straight line basis over seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

                    On January 1, 1996, the Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the impairment loss, if any, is based on the fair value of the asset. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition.

                    Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," pursuant to which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

                    Revenue recognition - Revenue from the sale of medical alert devices is recognized upon delivery. Revenue from renting, installation and monitoring services is recognized upon performance of such services.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    Research and development costs - Research and development costs, which are expensed and included in cost of products sold, were $24,339, $32,874, and $41,747 for the years ended December 31, 1996, 1995, and 1994, respectively.

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

                    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable, accrued expenses, taxes payable and notes payable approximates their carrying amounts due to the short maturity of these instruments.

                    Accounting for stock-based compensation - Recently, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
                    123). As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

2.   Notes          In November 1993 an employee  borrowed  $30,000 and issued a
     Receivable     promissory  note  to the  Company  originally  scheduled  to mature during 1996. The note, as amended during 1996,  bears interest  at 7.5% per annum and the  outstanding  balance at
                    December   31,   1996  of  $18,687  is  payable  in  monthly
                    installments of $337 (principal and interest), with a final installment of $15,241 due April 1, 1998. In the event that

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    the employee defaults on the promissory note, certain options granted to the employee will terminate (see Note 8).

3.   Notes Payable- Effective  December  1, 1995,  the  Company's  restated  and
     Bank amended revolving credit note permits maximum borrowings up to $1,500,000 (based on 75% of eligible accounts receivable and 25% of inventory, as defined), and matures on April 30, 1997. The note bears interest at the prime rate (8.25% at December 31, 1996) plus 1% per annum and is collateralized by the Company's assets. In addition, the note requires an unused commitment fee of 1/2 of 1% per annum on the daily average amount of unused commitment. At December 31, 1996 and 1995, $450,000 was outstanding. Borrowings outstanding prior to December 1, 1995 bore interest at the prime rate plus 1-1/2%. On March 27, 1997, the maturity date of the revolving credit note was extended until April 30, 1998 and the interest rate was changed to prime plus 3/4%. Accordingly, the amount outstanding at December 31, 1996 has been classified as long-term.

                    The   agreement   provides  for  negative  and   affirmative
                    covenants including those related to tangible net worth, working capital and other borrowings.

4.   Long-Term      Long-term   debt  at  December  31,  1996   consists  of  an
     Debt           automobile  loan and two loans  financing  the  purchase  of
                    equipment.   The  outstanding  balance  on  these  loans  at
                    December 31, 1996 was $21,031.

                    Long-term debt (including the notes payable discussed in Note 3) matures in each of the years subsequent to December 31, 1996 as follows:

                    Year ending December 31,

                              1997       $     9,182
                              1998           459,056
                              1999             2,793
                                         -----------
                                         $   471,031
                                         ===========

5. Related Party A Director of the Company has an ownership interest in an Transactions insurance agency that has written policies for the Company with premiums of $153,856,  $155,432, and $112,358 in fiscal
                    1996, 1995 and 1994, respectively.

                    (See Notes 7 and 8.)

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.   Income Taxes   The provision for income taxes consists of the following:

                                   Years Ended December 31,
                                   ------------------------
                                   1996           1995            1994
                                   ----           ----            ----
                    Current:
                      Federal   $469,000       $222,000         $24,000
                      State      188,000        130,000          57,000
                                --------       --------         -------
                                 657,000        352,000          81,000
                                --------       --------         -------
                    Deferred:
                      Federal     54,000        219,000         382,500
                      State        9,000         15,000         110,500
                                --------       --------        --------
                                  63,000        234,000         493,000
                                --------       --------        --------
Total                           $720,000       $586,000        $574,000
                                ========       ========        ========

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                                 Years Ended December 31,
                                                            --------------------------------
                                                              1996      1995       1994
                                                              ----      ----       ----

                    Statutory federal income tax rate        34.0%      34.0%      34.0%
                    State and local taxes                     8.0        8.0        6.0
                    Other                                     2.0        2.0        4.0
                                                            -----      -----      -----

                    Effective income tax rate                44.0%      44.0%      44.0%
                                                             ====       ====       ====

The tax effects of significant items comprising the Company's deferred taxes at December 31, 1996 and 1995 are as follows:

                                                                         December 31,
                                                                         ------------

                                                                   1996                 1995
                                                                   ----                 ----

                    Deferred tax liabilities:
                          Difference between book and
                          tax bases of property                 $ (258,000)           $ (195,000)
                                                                -----------           -----------

                    Deferred tax assets:
                          Accrued compensation                          -                  15,000
                          Reserves not currently deductible          13,000                13,000
                          Capitalization of inventory                41,000                26,000
                                                                -----------            ----------

                          Total                                      54,000                54,000
                                                                -----------            ----------

                    Net deferred tax liabilities                $  (204,000)           $ (141,000)
                                                                ===========            ==========


                                      F-12

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    For the years ended  December 31, 1995 and 1994, the Company
                    utilized  net  operating  loss   carryforward   benefits  of
                    $121,000 and $508,000, respectively.

7.Commitments       In  January  1990,  the  Company  entered  into a five  year
                    operating   lease  for  offices   owned  by  its   principal
                    shareholder   with  an  initial  minimum  annual  rental  of
                    $55,200, subject to a 5% annual increase. On January 1, 1995, the lease was renewed for a five year period expiring
                    December 31, 1999. The new lease calls for an initial minimum annual rental of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey,
                    Decatur, Georgia and Countryside, Illinois. Rent expense was
                    $182,179 in 1996,  $169,824 in 1995,  and  $142,639 in 1994,
                    which includes $100,835, $94,969 and $75,145, respectively, paid in connection with the above noted lease with the principal shareholder.

                    The  aggregate  minimum  annual  rental   commitments  under
                    non-cancelable operating leases are as follows:

                    Year ending December 31,
                                1997        $   143,107
                                1998             93,628
                                1999             90,669
                                            -----------
                                            $   327,404
                                            ===========

                    The Company has entered into a three year employment agreement with its president (who is also the principal shareholder) which commences January 1, 1997. In addition to an annual base salary starting at $200,000, increasing to $215,000 in the second year and $230,000 in the third year, the agreement, among other things, provides for additional compensation which is based on the Company's pre-tax income, as defined. The employee may elect to receive the additional compensation either in cash or in the form of the Company's common stock. The agreement also provides for a termination payment, under certain circumstances, if a change in control (as defined) occurs. The termination payment is equal to
                    2.99 times the base amount, as defined.

8. Common Stock, The Company has two Stock Option Plans, an Incentive Stock Warrants and Option Plan ("1984 Plan") and a 1991 Stock Option Plan
   Options          ("1991 Plan").  Under the 1984 and 1991 plans, as amended, a maximum of 500,000 and 750,000 options, respectively, may be granted as either Incentive Stock Options or Nonstatutory
                    Stock Options. Stock options granted under the plans vest immediately and have a term not greater than ten years from the date the option is granted or five years for a holder of more than 10% of the Company's common stock. Incentive Stock
                    Options may be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant subject to certain other limitations specified in
                    Section 422 of the Internal Revenue Code. The per share price of Nonstatutory Stock Options granted to Non- Insiders
                    (as defined) shall be determined by the Board of Directors or the Stock

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    Option Committee of the Board. All options under the above plans have been granted at exercise prices equal to the fair market value of the underlying common shares at the date of the grant. The 1984 Plan term expired in May 1994.

                    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1996      1995
                                                              ----      ----

                       Pro forma net income              $  744,700  $  579,180

                       Pro forma net income per share          $.13        $.10

                    The  weighted  average  grant  date  fair  value of  options
                    granted  in  1996  and  1995  was  $174,193  and   $162,556,
                    respectively.

                    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                    1996        1995
                                                    ----        ----

                     Expected life (years)          4            4
                     Risk free interest rate        5.69%        7.17%
                     Expected volatility           52.6%        52.6%
                     Expected dividend yield        -            -

                    Information with respect to options under plans is as follows:

                                                                                Weighted
                                                                                 Average
                                                                 Number of      Exercise
                                                                  Shares          Price
                                                                  ------          -----


                    Balance - January 1, 1994                    717,657        $1.16
                          Granted during 1994                    235,410         2.63
                          Forfeitures/expirations during 1994    (59,001)        2.07
                          Exercised during 1994                 (120,341)         .44
                                                                --------

                    Balance - December 31, 1994                  773,725         1.65
                          Granted during 1995                     89,513         2.90
                          Forfeitures/expirations during 1995    (14,422)        2.48


AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                       Exercised during 1995                  (42,029)     .46
                                                              -------

                    Balance - December 31, 1995               806,787     1.84
                       Granted during 1996                    120,220     2.45
                       Forfeitures/expirations during 1996    (14,115)    2.24
                       Exercised during 1996                 (338,535)     .91
                                                             --------

                    Balance - December 31, 1996               574,357     2.50
                                                              =======

                    529,480 and 706,900 options were exercisable at December 31, 1996 and 1995, respectively.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The following table summarizes information about the stock options outstanding at December 31, 1996:


              Options Outstanding                       Options Exercisable
              -------------------                       -------------------
                           Weighted-
                            Average        Weighted-                   Weighted-
Range of                   Remaining        Average                     Average
Exercise     Number       Contractual       Exercise       Number       Exercise
 Prices   Outstanding         Life           Price      Exercisable      Price
 ------   -----------         ----           -----      -----------      -----

$1.5125-
$1.9375      81,153       .83 years           $1.89        81,153         $1.89

$2.1313-
$2.8875     473,581      2.19 years           $2.53       428,704         $2.55

$3.000 -
$3.4375      19,623      1.83 years           $3.11        19,623         $3.11



                    As of December 31, 1996, 574,533 options have been exercised under both plans and 83,795 options are available for future grants under the 1991 Plan.

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

                    In December 1983, the Company sold units that contained warrants to purchase 850,000 shares of the Company's common stock at $3.50 per share. The Company may, at its option, upon not less than 90 days written notice to warrant holders, terminate all outstanding warrants without payment, provided the market price of the common stock exceeds $7.00 per share during any 20 consecutive trading days. The warrants expire on December 27, 1997.

                    In November 1994, the Company granted to legal counsel options to purchase 25,000 shares of common stock at $2.00 per share (the fair market value at the date of grant), such options being exercisable for a period of five years from the date of grant.

                    During 1994, the Company issued 12,500 common shares to a director of the Company in consideration of services performed. These shares were charged to expense in the amount of $14,844.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   Employee       Effective  January  1997,  the Company will sponsor a 401(k)
     Savings Plan   savings  plan  which  will  be  available  to  all  eligible employees. Participants may elect to defer from 1% to 15% of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion.

10.  Consulting     On December 1, 1994,  the Company  entered  into a financial
     Agreement      advisory and investment banking agreement.  The Company will receive advice regarding certain internal operating matters, as well as certain  corporate  finance issues.  In addition,
                    the  Company  may  pay  certain   fees  (as   defined)   for
                    transactions  consummated  by the  Company  that are  either originated by the consultant or the Company.  The agreement, which  is  for a term  of 24  months,  has  annual  fees  of
                    $30,000.  In addition,  the Company granted 150,000 warrants exercisable  for a period of four years  commencing one year from the date of the agreement at an exercise price of $2.00 per share (the fair market  value at the date of grant).  On
                    January 1, 1997 the  agreement  was renewed for a term of 12 months.  In  addition  to the annual  fees of  $30,000,  the
                    Company  has  agreed  to  grant  to  the  consultant  50,000 warrants exercisable for a period of four years at an exercise price of $4.50.

11.  Major          The Company is an approved  Medicaid  Provider in the states
     Customers      of New York and Georgia. During the years ended December 31,
                    1996,  1995 and  1994,  the  Company  had  revenue  from one contract  with  a  municipality  in  New  York  State  which
                    represented   44%,   44%,   and   37%  of   total   revenue,
                    respectively.  This  contract is effective  through June 30,
                    1997.  On March 27,  1997,  the Company was  notified by the municipality that they are currently  processing the renewal of the  Company's  contract  which  would  extend it through
                    February 28, 1998. During the years ended December 31, 1996,
                    1995 and 1994,  the Company  had  revenue  from the State of
                    Georgia which  represents 5%, 6%, and 7%,  respectively,  of total  revenue.  As of December 31, 1996 and 1995,  accounts
                    receivable   from  the  one   contract   referred  to  above
                    represented   39%  and  46%,   respectively,   of   accounts
                    receivable.

                                  Exhibit Index
                                  -------------

3(a) Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

3(b) By-Laws of Company. (Incorporated by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement under the Securities Act of 1933, Commission File No. 333-6159).

4(a) Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, the Company's transfer agent, with the Company's form of Warrant Certificate attached thereto. (Incorpo rated by reference to Exhibit 4(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

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

4(e) Amendment, dated November 20, 1995, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(e) to the Company's Form 10-KSB for the year ended December 31, 1995).

4(f) Amendment, dated December 20, 1996, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.
          (Incorporated   by  reference   to  Exhibit  4(h)  to  the   Company's
          Registration Statement on Form S-3, Commission File No. 333-6159).

10(a) Employment Agreement, dated January 1, 1997 between the Company and Howard M. Siegel.*

10(b) Employment Agreement, dated August 28, 1989 between the Company and John Lesher. (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1990).

10(c) Amendment, dated March 4, 1992, to the Employment Agreement between the Company and John Lesher. (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1991).

10(d)     Lease for the premises  located at 520  Fellowship  Road,  Suite
          C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).

10(e) First Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

10(f)     Second Amendment to the Mt. Laurel Lease.*

10(g) Leases for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(h) Lease for the premises located at 910 Church Street, Decatur, Georgia. (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1995).

10(i) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York. (Incorporated by reference to Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(j) Lease for the premises located at 475 West 55th Street, Contryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(k) 1984 Incentive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1990).

10(l)     Amended 1991 Stock Option Plan.  (Incorporated  by reference to
          Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

10(m) Restated and Amended Revolving Credit Note with North Fork Bank, dated December 1, 1995 (the "Revolving Credit Note").*

10(n) Letter from North Fork Bank extending the Revolving Credit Note until April 30, 1998.*

10(o) Agreement between the Company and the City of New York, as extended through February 18, 1998.*

23(a)     Consent of Deloitte & Touche LLP.*

23(b)     Consent of Margolin, Winer & Evens LLP.*

27        Financial Data Schedule.*

-------------------
*         Filed herewith.