Form 10QSB
period 1997-03-31
AMERICAN MEDICAL ALERT CORP
filed 1997-05-13
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,832,814 shares of $.01 par value common stock as of May 13, 1997.

                          AMERICAN MEDICAL ALERT CORP.




                                   INDEX                                   PAGE

Part I Financial Information

             Condensed Balance Sheets for March 31, 1997
             and December 31, 1996                                         1

             Condensed Statements of Income for the
             Three Months Ended March 31, 1997 and 1996                    2

             Condensed Statements of Cash Flows for
             the Three Months Ended March 31, 1997 and 1996            3 - 4

             Notes to Condensed Financial Statements                       5

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 6

Part II     Other Information                                              7

Item 1. Financial Statements.
        --------------------

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                March 31, 1997                Dec. 31, 1996*
                                                                                  (Unaudited)
                                                                                  -----------                 --------------
CURRENT ASSETS:
            Cash                                                                  $    391,402                  $    301,013
            Accounts and notes receivable
            (net of allowance for doubtful accounts of $30,000 in '97 & '96)         1,329,606                     1,327,799
            Inventory                                                                1,161,296                     1,171,021
            Prepaid expenses and other current assets                                   98,192                       137,247
            Deferred income tax benefit                                                 54,000                        54,000
                                                                                  ------------                  ------------

            Total Current Assets                                                     3,034,496                     2,991,080
                                                                                  ------------                  ------------

INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST                                  637,000                       637,000
                                                                                  ------------                  ------------

NOTES RECEIVABLE                                                                        15,241                        15,956
                                                                                  ------------                  ------------

FIXED ASSETS:
            (Net of accumulated depreciation and amortization)                       3,126,537                     3,115,110
                                                                                  ------------                  ------------

OTHER ASSETS                                                                            25,367                        24,868
                                                                                  ------------                  ------------

TOTAL ASSETS                                                                      $  6,838,641                  $  6,784,014
                                                                                  ============                  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts payable                                                      $    101,240                  $    192,707
            Accrued expenses                                                           232,042                       311,954
            Taxes payable                                                               46,737                        16,464
            Current portion of long-term debt                                            9,458                         9,182
                                                                                  ------------                  ------------
            Total Current Liabilities                                                  389,477                       530,307

DEFERRED INCOME TAX LIABILITY                                                          258,000                       258,000
NOTE PAYABLE BANK                                                                      450,000                       450,000
LONG-TERM DEBT - LESS CURRENT MATURITIES                                                 9,379                        11,849
                                                                                  ------------                  ------------
            Total Liabilities                                                        1,106,856                     1,250,156
                                                                                  ------------                  ------------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
            Common  stock - $.01 par  value;  authorized  -  10,000,000  shares;
            issued - 5,852,589 shares in 1997
            and 5,843,246 shares in 1996                                                58,525                        58,432
            Additional paid-in capital                                               4,414,478                     4,391,990
            Retained Earnings                                                        1,364,814                     1,189,468
                                                                                  ------------                  ------------
                                                                                     5,837,817                     5,639,890
            Less 43,910 shares in 1997 & 1996 of treasury stock, at cost             (106,032)                     (106,032)
                                                                                  ------------                  ------------
            Total Shareholders'  Equity                                              5,731,785                     5,533,858
                                                                                  ------------                  ------------

TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                                       $  6,838,641                  $  6,784,014
                                                                                  ============                  ============
See accompanying notes to condensed financial statements.
* Derived from audited financial statements.


                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                    Three months Ended March 31,
                                                                       1997                1996
                                                                       ----                ----
Revenues:
            Services                                           $  1,615,765        $  1,479,256
            Product sales                                           114,575             171,890
                                                               ------------        ------------
                                                                  1,730,340           1,651,146
                                                               ------------        ------------
Costs  and Expenses (Income):
            Costs related to services                               591,292             474,713
            Costs of products sold                                  107,399             110,451
            Selling, general and
            administrative expenses                                 704,819             645,796
            Interest expense                                         12,830              15,111
            Other income                                              (346)                 -0-
                                                               ------------        ------------
                                                                  1,415,994           1,246,071
                                                               ------------        ------------
Income before provision for income
taxes                                                               314,346             405,075

Provision for income taxes                                          139,000             178,000
                                                               ------------        ------------



NET INCOME                                                     $    175,346        $    227,075
                                                               ============        ------------

Net income per share                                           $        .03        $        .04
                                                               ------------        ------------
Weighted average number of
common shares outstanding (Note 3)                                5,900,101           5,742,788
                                                               ============        ============


See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                                   1997                      1996
                                                                                   ----                      ----
Cash Flows From Operating Activities:
            Net Income                                                     $    175,346               $   227,075

            Adjustments to reconcile net income to
               net cash provided by operating activities

            Depreciation and amortization                                       171,144                   148,773
            Loss on unrecovered leased medical equipment                         22,246                       -0-
            Change in Assets and Liabilities:
            (Increase) in receivables                                           (1,092)                  (11,094)
            Decrease (Increase)  in inventory                                     9,725                 (178,552)
            (Increase) Decrease in prepaid expenses
               and other assets                                                  38,556                   120,582
            (Decrease) in accounts payable,
               accrued expenses and taxes payable                               141,106                 (137,312)
                                                                           ------------               -----------

Net Cash Provided by Operating Activities                                       274,819                   169,472
                                                                           ------------               -----------

Cash Flows from Investing Activities:
            Expenditures for fixed asset                                      (204,817)                 (233,797)
                                                                           ------------               -----------


Net Cash (Used In) Investing Activities                                       (204,817)                 (233,797)
                                                                           ------------               -----------


Cash Flows from Financing Activities:
            Repayment of loans payable                                         ( 2,194)                  ( 1,839)
            Net Proceeds upon exercise of stock options                          22,581                     3,741
                                                                           ------------               -----------


Net Cash  Provided by Financing Activities                                       20,387                     1,902
                                                                           ------------               -----------

See accompanying notes to condensed financial statements.


                          AMERICAN MEDICAL ALERT CORP.

                                   (Unaudited)



                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                   1997                 1996
                                                                   ----                 ----


            Net Increase (Decrease)  in Cash                $    90,389          $  (62,423)

            Cash, Beginning of Period                           301,013              319,989
                                                            -----------          -----------

            Cash, End of Period                             $   391,402          $   257,566
                                                            ===========          ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



CASH PAID DURING THE PERIOD
FOR INTEREST                                               $    12,830           $    15,111
                                                           ===========           ===========


CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                           $   108,727           $    60,134
                                                           ===========           ===========




See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.   General:

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and of cash flows for the three months ended March 31, 1997 and 1996.

     The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1996 financial statements.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   Income Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No.128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the company adopted SFAS No. 128 as of March 31, 1997, the related per share disclosure for both basic and diluted earnings per share would have been $ .03 for the three months ended March 31, 1997 and $ .05 and $ .04 for the same period for 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 1996.

This discussion contains forward-looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

Liquidity and Capital Resources
-------------------------------

On March 27, 1997, the Company renegotiated its $1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1998. As of May 13, 1997, $350,000 was outstanding under this note. The Company's working capital on March 31, 1997 was $ 2,645,019. During 1997 the Company anticipates that it will make capital investments of approximately $1,000,000 of which approximately $186,000 has been expended through March 31, 1997 for the purchase and production of additional systems which the Company intends to rent. As a result, the Company believes that its present cash and working capital position is sufficient in order to meet its financial requirements for at least the ensuing twelve months.

Results of Operations
---------------------

Revenue from services increased $136,509 for the three months ended March 31, 1997 as compared to the same period in 1996, an increase of 9%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended March 31, 1997 and 1996 were 37% and 32%, respectively. The increase in costs was due to a write off of unrecoverable units and reserves for repairs.

Revenue from product sales decreased $57,315 for the three months ended March 31, 1997 as compared to the same period in 1996, a decrease of 33%. This decrease was primarily due to the decrease in sales to distributors and retirement communities. The gross profit on product sales for the three months ended March 31, 1997 and 1996 was 6% and 36%, respectively. Gross profit declined as a result of increased fixed production costs.

Interest expense for the three months ended March 31, 1997 and 1996 was $12,830 and $15,111, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended March 31, 1997 and 1996 were 41% and 39% respectively. The increase in costs in 1997 were due to expansion of the Illinois office and the growth of the Company's infrastructure.

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





                                  AMERICAN MEDICAL ALERT CORP.



Dated:  May 13, 1997              By:  /s/  Howard M. Siegel
                                     ------------------------------
                                     Howard M. Siegel
                                     President & Chief Operating Officer



                                  By:  /s/  Corey M. Aronin
                                     ------------------------------
                                     Corey M. Aronin
                                     Chief Financial Officer