Form 10QSB
period 1997-06-30
AMERICAN MEDICAL ALERT CORP
filed 1997-08-08
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,896,720 shares of $.01 par value common stock as of August 1, 1997.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I FINANCIAL INFORMATION

                                                                            PAGE

Item 1.              Financial Statements.
                     Condensed Balance Sheets for June 30, 1997
                     and December 31, 1996                                    1

                     Condensed Statements of Income for the
                     Six Months Ended June 30, 1997 and 1996                  2

                     Condensed Statements of Income for the
                     Three Months Ended June 30, 1997 and 1996                3

                     Condensed Statements of Cash Flows for
                     the Six Months Ended June 30, 1997 and 1996              4

                     Notes to Condensed Financial Statements                  5

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.           6


                            PART II OTHER INFORMATION


Item 4.              Submission of Matters to a Vote of Security-Holders.     7

Item 6.              Exhibits and Reports on Form 8-K.                        9

Item 1.    Financial Statements.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                   June 30, 1997  Dec.,31,1996*
                                                                    (UNAUDITED
                                                                    -----------    -----------
CURRENT ASSETS:
           Cash                                                     $   231,320    $   301,013
           Accounts and notes receivable (net of allowance
           for doubtful accounts of $30,000 in each of '97 & '96)     1,532,267      1,327,799
           Inventory                                                  1,170,278      1,171,021
           Prepaid expenses and other current assets                    308,754        137,247
           Deferred income tax benefit                                   54,000         54,000
                                                                    -----------    -----------

Total Current Assets                                                  3,296,619      2,991,080
                                                                    -----------    -----------
           Inventory of medical devices held for lease at cost          547,000        637,000
                                                                    -----------    -----------
           Note receivable                                                  -0-         15,956
                                                                    -----------    -----------

FIXED ASSETS:
           (Net of accumulated depreciation and amortization)         3,226,877      3,115,110

OTHER ASSETS                                                             25,692         24,868
                                                                    -----------    -----------


TOTAL ASSETS                                                        $ 7,096,188    $ 6,784,014
                                                                    ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
           Note Payable Bank                                        $   450,000    $       -0-
           Accounts payable                                             186,505        192,707
           Accrued expenses                                             171,182        311,954
           Taxes payable                                                    -0-         16,464
           Current portion of long-term debt                              9,332          9,182
                                                                    -----------    -----------
Total Current Liabilities                                               817,019        530,307

DEFERRED INCOME TAX LIABILITY                                           258,000        258,000
NOTE PAYABLE BANK                                                           -0-        450,000
LONG-TERM DEBT-LESS CURRENT MATURITIES                                    7,244         11,849
                                                                    -----------    -----------
Total Liabilities                                                     1,082,263      1,250,156
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
           Preferred stock - $.01 par value;                                -0-            -0-
              authorized - 1,000,000 shares -
              none issued and outstanding
           Common stock - $.01 par value;                                58,878         58,432
              authorized - 10,000,000 shares; issued
              and outstanding - 5,887,752 shares in
              1997 and 5,843,276 shares in 1996
           Additional paid-in capital                                 4,483,484      4,391,990
           Retained Earnings                                          1,577,595      1,189,468
                                                                    -----------    -----------
                                                                      6,119,957      5,639,890

            Less 43,910 shares in 1997 & 1,995 in 1996 of              (106,032)      (106,032)
            treasury stock, at cost                                 -----------    -----------


           Total Shareholders Equity                                  6,013,925      5,533,858
                                                                    -----------    -----------

TOTAL LIABILITIES & SHAREHOLDERS EQUITY                             $ 7,096,188    $ 6,784,014
                                                                    ===========    ===========

See accompanying notes to condensed financial statements.
* Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                        1997           1996
                                                     -----------    -----------

Revenues:
           Services                                  $ 3,284,793    $ 3,014,028
           Product Sales                                 291,893        508,988
                                                     -----------    -----------
                                                       3,576,686      3,523,016
                                                     -----------    -----------

Cost and Expenses (Income):
           Costs related to services (Note 4)          1,233,608      1,012,304
           Costs of products sold (Note 4)               270,419        347,046
           Selling, general and
           administrative expenses                     1,355,578      1,251,171
           Interest expense                               23,934         25,236
Other income                                                (680)        (1,000)
                                                     -----------    -----------
                                                       2,882,859      2,634,757
                                                     -----------    -----------

Income before provision for income taxes                 693,827        888,259

Provision for income taxes                               305,700        391,000
                                                     -----------    -----------

NET INCOME                                           $   388,127    $   497,259
                                                     -----------    -----------

Net income per share                                 $       .07    $       .09
                                                     ===========    ===========
Weighted average number of
common shares outstanding (Note 3)                     5,918,128      5,765,456
                                                     ===========    ===========

See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
Revenues:
           Services                                 $ 1,669,028     $ 1,534,772
           Product Sales                                177,318         337,098
                                                    -----------     -----------
                                                      1,846,346       1,871,870

Cost and Expenses (Income):
           Cost related to services (Note 4)            642,316         537,591
           Costs of products sold (Note 4)              163,020         236,595
           Selling, general and
           administrative expenses                      650,759         605,375
           Interest expense                              11,104          10,125

           Other Income                                    (334)         (1,000)
                                                    -----------     -----------
                                                      1,466,865       1,388,686
                                                    -----------     -----------
Income before provisions for income
taxes                                                   379,481         483,184

Provision for income taxes                              166,700         213,000
                                                    -----------     -----------


NET INCOME                                          $   212,781     $   270,184
                                                    ===========     ===========

Net income per share                                $       .04     $       .05
                                                    ===========     ===========
Weighted average number of
common shares outstanding (Note 3)                    5,936,156     $ 5,788,124
                                                    ===========     ===========



See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1997         1996
                                                         ---------    ---------

Cash Flows From Operating Activities:
     Net Income                                          $ 388,127    $ 497,259

     Adjustments to reconcile net income to
      net cash provided by operating activities

     Provision for deferred  income taxes                   24,000
     Depreciation  and  amortization                       357,580      308,102
     Change in Assets and Liabilities:
     (Increase) Decrease in receivables                   (204,468)    (106,294)
     (Increase) Decrease in inventory                       90,743     (188,767)
     (Increase) in prepaid expenses
       and other assets                                   (156,375)     (42,543)
     Increase (Decrease) in accounts payable,
       accrued expenses and taxes payable                 (163,438)      71,444
                                                         ---------    ---------

Net Cash Provided by Operating Activities                  312,169      563,201
                                                         ---------    ---------

Cash Flows from Investing Activities:
     Expenditures for fixed assets                        (469,347)    (500,349)
                                                         ---------    ---------

Net Cash Used In Investing Activities                     (469,347)    (500,349)
                                                         ---------    ---------
Cash Flows from Financing Activities:
     Repayment of bank borrowing                             - 0 -     (150,000)
     Net (Repayment of) loans payable                       (4,455)      10,654
Net Proceeds upon exercise of stock options                 91,940        7,536
                                                         ---------    ---------

Net Cash Provided (Used) in Financing Activities            87,485     (131,810)
                                                         ---------    ---------

Net (Decrease) increase in Cash                            (69,693)     (68,958)
Cash, Beginning of Period                                  301,013      319,989
                                                         ---------    ---------
Cash, End of Period                                      $ 231,320    $ 251,031
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                             $  23,934    $  25,236
                                                         =========    =========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                         $ 390,177    $ 207,129
                                                         =========    =========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.         General:

           These financial statements should be read in conjunction with the notes to the financial statements contained in the latest annual report on Form 10-KSB for the year ended December 31, 1996.



2.         Results of Operations:

           In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the condensed statements of income for the three and six month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are consistent with those applied in the December 31, 1996 financial statements.



3.         Income Per Share:

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the company adopted SFAS No. 128 as of June 30, 1997, the related per share disclosure for both basic and diluted earnings per share would have been:

                Three Months Ended June 30            Six Months Ended June 30
                --------------------------            ------------------------
                      Basic     Diluted                   Basic     Diluted
                      -----     -------                   -----     -------

             1997       .04         .04                    .07          .07
                    =======     =======                =======      =======

             1996       .05         .05                    .10          .09
                    =======     =======                =======      =======

                          AMERICAN MEDICAL ALERT CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (for the Six Months Ended June 30, 1997)

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-KSB dated December 31, 1996.

Liquidity and Capital Resources
-------------------------------

On March 27, 1997, the Company renegotiated its $ 1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1998. As of July 28, 1997, $ 350,000 was outstanding under this note. The Company's working capital on June 30, 1997 was $ 2,451,315. During 1997 the Company anticipates that it will make capital investments of approximately $ 1,000,000 of which approximately $ 470,000 has been expended through June 30, 1997 for the purchase and production of additional systems which the Company intends to rent. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

Results of Operations
---------------------

Revenue from services increased $ 270,765 for the six months ended June 30, 1997 as compared to the same period in 1996, an increase of 9%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the six months ended June 30, 1997 and 1996 were 38% and 34% respectively.

Revenue from services increased $ 134,256 for the three months ended June 30, 1997 as compared to the same period in 1996, an increase of 9%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended June 30, 1997 and 1996 were 38% and 35% respectively.

Revenue from product sales decreased $ 217,095 for the six months ended June 30, 1997 as compared to the same period in 1996, a decrease of 43%. This decrease was primarily due to the rescheduling of sales to retirement communities and assisted living facilities. The gross profit on product sales for the six months ended June 30, 1997 and 1996 was 7% and 32% respectively.

Revenue from product sales decreased $ 159,780 for the three months ended June 30, 1997 as compared to the same period in 1996, a decrease of 47%. This decrease was primarily due to the rescheduling in sales to retirement communities and assisted living facilities. The gross profit on product sales for the three months ended June 30, 1997 and 1996 was 8% and 30% respectively. This decline was attributable to increased fixed production costs and sales concessions made to a major new customer.

As a result of these concessions, a contract to purchase significant quantities of new product was achieved.

Interest expense for the six months ended June 30, 1997 and 1996 was $ 23,934 and $ 25,236 respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the six months ended June 30, 1997 and 1996 were 38% and 36% respectively.

Interest expense for the three months ended June 30, 1997 and 1996 was $ 11,104 and $10,125 respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended June 30, 1997 and 1996 were 35% and 32% respectively.

                          PART II. - OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders.

On June 11, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "1997 Meeting").

At the 1997 Meeting, the Company's shareholders elected five directors to serve until the 1998 Annual Meeting of Shareholders and until their respective successors shall be elected and qualified. The vote for such directors was as follows:

                                                      FOR               WITHHELD
                                                      ---               --------

Howard M. Siegel                                   4,981,207             57,087
Myron Segal                                        4,981,107             57,187
Leonard Herz                                       4,981,207             57,087
Peter Breitstone                                   4,981,207             57,087
Eli S. Feldman                                     4,981,207             57,087

The proposal to amend the Corporation's Certificate of Incorporation to increase the total number of shares of capital stock which the Corporation has authority to issue from 10,000,000 to 11,000,000 and to create a class of stock designated as preferred stock with a par value of $ .01 per share which would consist of 1,000,000 shares, received the affirmative vote of a majority of the shares issued, outstanding and entitled to vote thereon.

The proposal authorizing that 750,000 shares of the Corporation's Common Stock be reserved for the issuance upon the exercise of options being granted under the American Medical Alert 1997 Stock Option Plan was approved.

The Company's shareholders voted with respect to the ratification and approval of Margolin, Winer & Evens, LLP as the Company's independent auditors for the year ending December 31, 1997. Approximately 98% of the votes cast with respect to the ratification and approval voted in favor of the proposal and accordingly, the proposal was approved.

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





AMERICAN MEDICAL ALERT CORP.



By: /s/ Howard M. Siegel                                   Dated: August 7, 1997
    -----------------------------------
    Howard M. Siegel
    President & Chief Operating Officer



By: /s/ Corey M. Aronin
    -----------------------------------
    Corey M. Aronin
    Chief Financial Officer