Form 10QSB
period 1997-09-30
AMERICAN MEDICAL ALERT CORP
filed 1997-11-06
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,904,607 shares of $.01 par value common stock as of October 20, 1997.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.   Financial Statements.
                   Condensed Balance Sheets for September 30, 1997
                   and December 31, 1996                                      1

                   Condensed Statements of Income for the
                   Nine Months Ended September 30, 1997 and 1996              2

                   Condensed Statements of Income for the
                   Three Months Ended September 30, 1997 and 1996             3

                   Condensed Statements of Cash Flows for
                   the Nine Months Ended September 30, 1997 and 1996          4

                   Notes to Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.             6


                            PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.                                   7

Item 1.  Financial Statements.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                        September 30, 1997
                                                                          (UNAUDITED)   Dec. 31, 1996*
                                                                          -----------      ---------
CURRENT ASSETS:
         Cash                                                               $   271,572    $   301,013
         Accounts and notes receivable
         (net of allowance for doubtful accounts of $30,000 in '97 & '96)     2,018,528      1,327,799
         Inventory                                                            1,168,778      1,171,021
         Prepaid expenses and other current assets                              246,827        137,247
         Deferred income tax benefit                                             54,000         54,000
                                                                            -----------    -----------

         Total Current Assets                                                 3,759,705      2,991,080
                                                                            -----------    -----------

Inventory of Medical Devices held for lease-at Cost                             229,500        637,000
                                                                            -----------    -----------

NOTE RECEIVABLE                                                                    --           15,956
                                                                            -----------    -----------

FIXED ASSETS:
         (Net of accumulated depreciation and amortization)                   3,645,040      3,115,110

OTHER ASSETS                                                                     25,692         24,868
                                                                            -----------    -----------

TOTAL ASSETS                                                                $ 7,659,937    $ 6,784,014
                                                                            ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Note Payable Bank                                                  $   450,000    $         0
         Accounts payable                                                       313,648        192,707
         Accrued expenses                                                       317,378        311,954
         Taxes payable                                                           15,462         16,464
         Current portion of long-term debt                                        9,607          9,182
                                                                            -----------    -----------
         Total Current Liabilities                                            1,106,095    $   530,307

DEFERRED INCOME TAX LIABILITY                                                   258,000        258,000
NOTE PAYABLE BANK                                                                  --          450,000
LONG-TERM DEBT - LESS CURRENT MATURITIES                                          4,641         11,849
                                                                            -----------    -----------
TOTAL LIABILITIES                                                             1,368,736      1,250,156
                                                                            -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
         Preferred stock - $.01 par value; authorized 1,000,000 shares;
         none issued and outstanding                                                  0              0
         Common stock - $.01 par value; authorized - 10,000,000 shares;
         issued, and outstanding - 5,904,607 shares in 1997
         and 5,771,208 shares in 1996                                            59,046         58,432
         Additional paid-in capital                                           4,523,189      4,391,990

                  Retained Earnings                                           1,814,998      1,189,468
                                                                            -----------    -----------
                                                                              6,397,233      5,639,890
                                                                               (106,032)      (106,032)
                                                                            -----------    -----------
                  Total Shareholders Equity                                   6,291,201        533,858
                                                                            -----------    -----------

TOTAL Liabilities & Shareholders Equity                                     $ 7,659,937    $ 6,784,014
                                                                            ===========    ===========

See accompanying notes to condensed financial statements.
* Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       1997             1996
                                                   -----------      -----------
Revenues:
         Services                                  $ 5,009,103      $ 4,575,177
         Product sales                                 736,836          901,915
                                                   -----------      -----------
                                                     5,745,939        5,477,092
Cost and Expenses (Income):
         Costs related to services                   1,911,850        1,526,525
         Costs of products sold                        675,659          623,974
         Selling, general and
         administrative expenses                     2,008,717        1,880,979
         Interest expense                               35,183           33,635
         Other income                                   (1,001)          (1,000)
                                                   -----------      -----------
                                                     4,630,408        4,064,113
                                                   -----------      -----------

Income before provision for income taxes             1,115,531        1,412,979

Provision for income taxes                             490,000          622,000
                                                   -----------      -----------



NET INCOME                                         $   625,531      $   790,979
                                                   ===========      ===========

Net income per share                               $       .11      $       .14
                                                   ===========      ===========
Weighted average number of
common shares outstanding (Note 3)                   5,938,691        5,837,120
                                                   ===========      ===========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                      1997              1996
                                                   ----------       -----------
Revenues:
         Services                                  $1,724,311       $ 1,561,149
         Product sales                                 444,94           392,927
                                                    2,169,253         1,954,076
Cost and Expenses (Income):
         Costs related to services                    678,242           514,221
         Costs of products sold                       405,240           276,928
         Selling, general and
         administrative expenses                      653,138           629,808
         Interest expense                              11,248             8,399
         Other income                                   (-0-)              (320)
                                                   ----------       -----------
                                                    1,747,548         1,429,356
                                                   ----------       -----------
Income before provision for income
taxes                                                 421,705           524,720

Provision for income taxes                            184,300           231,000
                                                   ----------       -----------



NET INCOME                                         $  237,405       $   293,720
                                                   ==========       ===========

Net income per share                               $      .04       $       .05
                                                   ==========       ===========
Weighted average number of
common shares outstanding (Note 3)                  5,979,819         5,921,582
                                                   ==========       ===========


See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                            1997         1996
                                                         ---------    ---------
Cash Flows From Operating Activities:
         Net Income                                      $ 625,531    $ 790,979

         Adjustments to reconcile net income to
            net cash provided by operating activities


         Provision for deferred income taxes                  --         24,000
         Depreciation and amortization                     569,680      468,864
         Issuance of stock for consulting fees               3,828         --
         Change in Assets and Liabilities:
         (Increase) in receivables                        (690,729)    (187,356)
         (Decrease) in inventory                             2,243     (540,794)
         (Increase) in prepaid expenses
            and other assets                               (94,448)     (59,929)
         Increase (Decrease) in accounts payable,
            accrued expenses and taxes payable             125,363      239,151
                                                         ---------    ---------

Net Cash Provided by Operating Activities                  541,468      734,915
                                                         ---------    ---------

Cash Flows from Investing Activities:
         Expenditures for fixed assets                    (692,110)    (619,421)
                                                         ---------    ---------

Net Cash Used In Investing Activities                     (692,110)    (619,421)
                                                         ---------    ---------

Cash Flows from Financing Activities:
         Repayment of bank borrowings                         --       (150,000)
         Net (Repayment of) loans payable                   (6,783)       7,560
Net Proceeds upon exercise of stock options                127,984       45,523
                                                         ---------    ---------

Net Cash Provided (Used) In Financing Activities           121,201      (96,917)
                                                         ---------    ---------

         Net (Decrease) increase in Cash                   (29,441)      18,577
         Cash, Beginning of Period                         301,013      319,989
                                                         ---------    ---------
         Cash, End of Period                             $      27    $ 338,566
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                             $  35,183    $  33,635
                                                         =========    =========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                         $ 521,118    $ 400,000
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



2.  Results of Operations:

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the condensed statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. The accounting policies used in preparing these financial statements are consistent with those applied in the December 31, 1996 financial statements.



3.  Income Per Share:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. Had the company adopted SFAS No. 128 as of September 30, 1997, the related per share disclosure for both basic and diluted earnings per share would have been:


             THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
              BASIC                 DILUTED      BASIC                DILUTED

      1997     .04                    .04        .11                    .11
               ===                    ===        ===                    ===

      1996     .05                    .05        .14                    .14
               ===                    ===        ===                    ===

                          AMERICAN MEDICAL ALERT CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (for the Nine Months Ended September 30, 1997)

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-KSB dated December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1997, the Company renegotiated its $ 1,500,000 credit note (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1998. As of October 21, 1997, $ 350,000 was outstanding under this note. The Company's working capital on September 30, 1997 was $2,653,610. During 1997 the Company anticipates that it will make capital investments of approximately $ 1,000,000 of which approximately $692,110 has been expended through September 30, 1997 for the purchase and production of additional systems which the Company intends to rent. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenue from services increased $433,926 for the nine months ended September 30, 1997 as compared to the same period in 1996, an increase of 9%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the nine months ended September 30, 1997 and 1996 were 38% and 33% respectively.

Revenue from services increased $163,162 for the three months ended September 30, 1997 as compared to the same period in 1996, an increase of 10%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended September 30, 1997 and 1996 were 39% and 33% respectively.

Revenue from product sales decreased $165,079 for the nine months ended September 30, 1997 as compared to the same period in 1996, a decrease of 18%. This decrease was primarily due to the reduction of sales to retirement communities and assisted living facilities. The gross profit on product sales for the nine months ended September 30, 1997 and 1996 was 8% and 31% respectively. This decline was attributable to increased fixed production costs and sales concessions made to a major new customer.

Revenue from product sales increased $52,015 for the three months ended September 30, 1997 as compared to the same period in 1996, a increase of 13%. This increase resulted from sales to distributors and new customers. The gross profit on product sales for the three months ended September 30, 1997 and 1996 was 9% and 30% respectively. This decline was attributable to increased fixed production costs and sales concessions made to a major new customer.

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




                                    AMERICAN MEDICAL ALERT CORP.




Dated: November 5, 1997             By:/S/ HOWARD M. SIEGEL
                                       ------------------------
                                       Howard M. Siegel
                                       President and Chief Operating Officer



                                    By: /S/ COREY M. ARONIN
                                       ------------------------
                                       Corey M. Aronin
                                       Chief Financial Officer