Form 10KSB
period 1997-12-31
AMERICAN MEDICAL ALERT CORP
filed 1998-03-31
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]        ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
           ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEW YORK                                               11-2571221
          --------                                               ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

3265 LAWSON BOULEVARD, OCEANSIDE, NEW YORK                          11572
 ----------------------------------------                        ----------
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (516) 536-5850
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

            The issuer's revenues for its most recent fiscal year:  $7,636,730.

            The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1998, was $17,221,882 computed by reference to the average closing bid and asked prices of such stock as reported on NASDAQ on that date.

            The aggregate number of shares of Common Stock outstanding as of March 25, 1998: 5,925,809



DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the definitive Proxy Statement of the registrant, to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL
-------

            American Medical Alert Corp. (the "Company") is a corporation, formed under the laws of the State of New York in 1981 and is engaged in the business of designing, engineering, fabricating, marketing, installing, and monitoring computerized Personal Emergency Response Systems ("PERS") using proprietary and commercially available technology. The Company markets to private-pay clients, not for profit consumer agencies, health maintenance organizations, long-term care providers, retirement communities, hospitals and government agencies. Part of the Company's strategy is to capitalize on opportunities created by new federal policies affecting the delivery of home healthcare services by HMOs and managed care groups. In order to achieve its goals, the Company is participating in a study to prove the cost effective benefits of PERS in home healthcare programs. During 1997, the Company finalized plans with a national provider of geriatric services to offer its PERS through their network of agencies, and launch its Model 700 (described below).

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

PRODUCTS AND SERVICES
---------------------

            The Company's core business is the development and marketing of high-tech effective PERS, primarily used by the senior population. VOICE OF HELP(R) Systems enable a person to remain independent and continue to enjoy the comforts of living at home.

      MODELS 500, 700 AND 1000 PERSONAL EMERGENCY RESPONSE SYSTEMS
      ------------------------------------------------------------

            VOICE OF  HELP(R)  Systems  have been  designed  to  permit  two-way
(talk/listen) voice communications between an individual and monitoring personnel located at the Company's Monitoring Center (the "Center"). VOICE OF HELP(R) Systems are currently available in two configurations. The stand alone Models 500 and 700 (launched in 1997) are utilized by private-pay consumers, hospitals, home healthcare providers, government agencies, third-party insurers, developers of retirement communities and certain commercial applications, among others. The flush mounted Model 1000 is used in new and rehabilitated multi-housing facilities.

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

            (ii)  the   Subscriber's   vital   medical   history   and   current
                  prescriptions (if provided); and

            (iii) other  pertinent  information  that should  assist in securing appropriate action on behalf of the Subscriber.

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

PRODUCTION/PURCHASING
---------------------

            The Company utilizes subcontractors to assemble its products. These services are generally provided through verbal arrangements and Company issued purchase orders. The Company has several principal subcontractors. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that in the event any such relationship were to be terminated, the Company would be able to engage the services of additional or different subcontractors as would be required to fulfill its needs without any material adverse effect to the Company's operations.

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

            Sales and leases of the Company's products and monitoring services are made through the efforts of its own sales personnel, manufacturers' representatives and independent distributors. The Company markets its products through sales and various rental arrangements. The Company is an approved Medicaid Provider in the States of New York, Georgia, Illinois, South Carolina, and Nevada. During the years ended December 31, 1997, 1996 and 1995, the Company had revenues from one contract with a municipality located in New York which represented 44%, 44% and 44%, respectively, of its total revenue. In February 1998, the Company was notified by the municipality that they are currently processing the renewal of the Company's contract which would extend it through June 30, 1999.

            The Company continues development on new healthcare systems that it plans to continue testing during 1998. Examples include:

            a. MED PASS(R): The product will be used by home healthcare patients for the purpose of insuring that prescribed medications are taken in accordance with physicians' orders.

            b.    REMOTE PAGING

            c.    VITAL SIGN MONITORING

            d.    INTERACTIVE TELEPHONE MONITORING

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

SALES, LEASING AND MONITORING REVENUES
--------------------------------------

            The Company markets its products through sales and various rental arrangements. The Company also offers VOICE OF HELP(R) Systems, including monitoring center equipment for on-site monitoring, using similar purchase and lease arrangements. The Company is an approved Medicaid Provider in the States of Georgia, Illinois, New York, Nevada and South Carolina and continues to develop similar relationships in several other states.

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

RESEARCH AND DEVELOPMENT
------------------------

            In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. Expenditures for research and development for the years ended December 31, 1997, 1996 and 1995 were $20,441, $24,339 and $32,874, respectively.

EMPLOYEES
---------

            As of March 25, 1998, the Company employed 82 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTIES

            The Company's executive offices and primary monitoring Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five year operating lease with Howard M. Siegel, Chairman and President. In February, 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rental of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten year operating lease for an additional 2,200 square feet of office space owned by Howard M. Siegel, Chairman and President. The lease calls for an initial minimum annual rental of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. The Company believes that the terms of this lease are no less favorable than could be obtained from an unaffiliated third party.

            The Company houses its Engineering, Research and Development, Quality Control, Testing and Back-up Monitoring Departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party. The lease expires on December 31, 1998 and provided for a current base annual rental, net of certain operating expenses, of $40,500.

            The Company maintains a satellite marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated party at an annual rental, plus certain operating charges, of $17,980, pursuant to a lease which expires on April 30, 1999.

            The Company leases approximately 1,500 square feet of space in Flushing, New York, pursuant to a three-year lease which expires on June 30, 1998, for office, warehouse, storage, shipping and receiving purposes. The lease provides for an annual rent of $13,200 during the first year of the term, $13,860 during the second year of the term and $14,553 during the third year of the term.

            The Company maintains a satellite marketing and administrative office in Countryside, Illinois. The Company leases approximately 1,200 square feet of space from an unaffiliated party pursuant to a lease which expires on July 1, 2000. The lease provides for an annual rent of approximately $15,000.

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
                         Third Quarter            4 1/16              2 5/16
                         Fourth Quarter           4 3/16              2 9/16

          1997           First Quarter          $ 3 7/16            $ 2 1/16
                         Second Quarter           3 7/16              2 5/16
                         Third Quarter            3 9/16              2 9/16
                         Fourth Quarter           3                   2

            As of March 25, 1998, there were 475 recorded holders of the Company's Common Stock.

            The Company did not pay dividends on its Common Stock during the two years ended December 31, 1997 and does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

            The Company granted a Warrant to purchase 50,000 shares of Common Stock to GKN Securities Corp. ("GKN") as of January 1, 1997 in connection with a Financial Advisory and Investment Banking Agreement with GKN dated as of January 1, 1997 (the "GKN Warrant"), pursuant to which GKN will provide financial consulting services to the Company for a period of one (1) year. The GKN Warrant is immediately exercisable at an exercise price of $4.50 per share.

ITEM 6.     MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes hereto.

RESULTS OF OPERATIONS
---------------------

            The Company's gross revenues increased from $7,255,842 in 1996 to $7,636,730 in 1997, an increase of 5%, and increased from $6,177,302 in 1995 to $7,255,842 in 1996, an increase of 17%. The increase in gross revenues from 1996 to 1997 and 1995 to 1996 resulted from the emphasis on the continued growth of the Company's recurring revenue base.

            Revenues from services increased from $6,119,946 in 1996 to $6,757,594 in 1997, an increase of 10%, and increased from $5,288,046 in 1995 to $6,119,946 in 1997, an increase of 16%. These increases resulted from continued expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for 1997, 1996, and 1995 were 38%, 34% and 35%, respectively. In 1997, costs as a percentage of revenue increased due to increased reserves for obsolescence of equipment and amortization.

            Revenues from product sales decreased from $1,135,896 in 1996 to $879,136 in 1997, a decrease of 23%, and increased from $889,256 in 1995 to $1,135,896 in 1996, an increase of 28%. These decreases in revenues from product sales from 1996 to 1997 were primarily due to decreases in sales to retirement facilities and distributors. Gross profit on product sales in 1997, 1996 and 1995 was 4%, 30% and 39% respectively. Gross profit on product sales decreased in 1997 in part due to sales incentives given to introduce the Model 700 PERS and associated start up production costs. Gross profit on product sales decreased in 1996, in part, due to sales incentives given to large retirement communities.

            Selling,   general  and   administrative   expenses  increased  from
$2,705,525 in 1996 to $2,726,254 in 1997, and increased from  $2,422,972 in 1995 to $2,705,525 in 1996, an increase of 12%. Expenses in 1997 did not increase as a result of greater operational efficiencies. Additional expenses incurred in 1996 were the result of increased sales and marketing expenses, radio advertising campaigns, expansion of sales department and hiring of additional management personnel.

            Interest  expense for 1997,  1996 and 1995 was $46,705,  $46,965 and
$55,694, respectively. Interest expense decreased in 1997 due to improved cash flow and decreases in average monthly borrowing. Interest expense in 1996 decreased for similar reasons.

            The Company's income before provision for income taxes in 1997 was $1,477,508, a decrease of $161,385 from 1996, or 10%. The decrease in 1997 resulted from a decrease in the Company's product sales revenues and associated decreases in gross profit. Income before provision for income taxes in 1996 was $1,638,893, an increase of $311,157 from 1995, or 23%. The increase in 1996 resulted from an increase in the Company's residual revenues and greater operational efficiencies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            During 1997, cash provided by operating activities was $945,939, as compared to $1,319,517 in 1996. Cash paid for income taxes in 1997 was $704,254 as compared to $594,036 in 1996. Expenditures for fixed assets and medical devices held for lease aggregated $761,019 in 1997, a decrease from $1,535,703, the amount purchased in 1996. During 1997, cash increased by $3,726, as compared to a decrease in cash of $18,976 in 1996.

            On December 1, 1995, the Company renegotiated its $1,500,000 credit facility (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) and extended it until April 30, 1998 (the "Credit Facility"). As of March 25, 1998, there was no outstanding balance under the Credit Facility. The Company is currently negotiating to extend or replace the Credit Facility. Although the Company believes that it will successfully negotiate such extension or replacement on terms and conditions at least as favorable as those presently in effect, there can be no assurance that the Company will be able to do so. The Company's working capital on December 31, 1997 was $3,023,365 as compared to $2,460,773 on December 31, 1996. During 1998, the Company anticipates that it will make capital investments of approximately $1,200,000 for the production and purchase of additional systems which the Company intends to rent and to enhance management information systems for compliance with Year 2000 issues. Enhancement and Year 2000 compliance of the accounting management information system has been completed. Completion of enhancements for Year 2000 compliance for remaining management information systems is anticipated during 1998. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

ITEM 7.     FINANCIAL STATEMENTS

            The financial statements required hereby are located on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

            The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

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

      Exhibit No.       Identification of Exhibit
      -----------       -------------------------


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

            4(g)* Amendment, dated November 5, 1997, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.

            10(a) Employment Agreement, dated January 1, 1997 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-KSB for the year ended December 31, 1996).

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

            10(f) Second Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(g)*      Third Amendment to the Mt. Laurel Lease.

      Exhibit No.       Identification of Exhibit
      -----------       -------------------------

            10(h) Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to
                        Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

            10(i)* Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York.

            10(j)* Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York.

            10(k)* Lease for the premises located at 910 Church Street, Decatur, Georgia.

            10(l) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York. (Incorporated by reference to Exhibit 10(j) to the Company's Form 10- KSB for the year ended December 31, 1995.)

            10(m) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

            10(n)* Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois.

            10(o) 1984 Incentive Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                        1990).

            10(p)       Amended  1991  Stock  Option  Plan.   (Incorporated   by
                        reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

            10(q)*      1997 Stock Option Plan.

            10(r) Restated and Amended Revolving Credit Note with North Fork Bank, dated December 1, 1995 (the "Revolving Credit Note"). (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(s) Letter from North Fork Bank extending the Revolving Credit Note until April 30, 1998. (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1996).

      Exhibit No.       Identification of Exhibit
      -----------       -------------------------

            10(t) Agreement between the Company and the City of New York, as extended through February 28, 1998. (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(u)* Purchase/Leaseback Agreement dated January 13, 1998 with Celtic Leasing Corp.

            10(v)* Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997.

            23(a)*      Consent of Margolin, Winer & Evens LLP.

            27*         Financial Data Schedule.

            -------------------
            *   Filed herewith.

(b)         REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                          AMERICAN MEDICAL ALERT CORP.





                        --------------------------------------------------------

                        FINANCIAL STATEMENTS
                        Years Ended December 31, 1997, 1996 and 1995

AMERICAN MEDICAL ALERT CORP.

CONTENTS
================================================================================




Report of Independent Accountants                                       F-1


Financial Statements:

            Balance Sheets                                              F-2

            Statements of Income                                        F-4

            Statements of Shareholders' Equity                          F-5

            Statements of Cash Flows                                    F-7

            Notes to Financial Statements                       F-9 to F-18

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
American Medical Alert Corp.
Oceanside, New York


We have audited the accompanying balance sheets of American Medical Alert Corp. as of December 31, 1997 and 1996 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

February 20, 1998

AMERICAN MEDICAL ALERT CORP.

BALANCE SHEETS
================================================================================




December 31,                                                       1997         1996
--------------------------------------------------------------------------------------
ASSETS (Note 3)

Current Assets:
     Cash                                                      $  304,739   $  301,013
     Accounts and notes receivable (net of allowance for
          doubtful accounts of $30,000 in 1997 and 1996)
          (Notes 1, 2, 5 and 11)                                1,574,738    1,327,799
     Inventory (Note 1)                                         1,310,551    1,171,021
     Prepaid expenses and taxes and other current assets
          (Notes 1 and 6)                                         196,990      137,247
     Deferred income taxes (Notes 1 and 6)                         97,000       54,000
                                                               ----------   ----------

Total Current Assets                                            3,484,018    2,991,080
                                                               ----------   ----------


Inventory of Medical Devices Held for Lease - at cost                --        637,000
                                                               ----------   ----------

Notes Receivable (Notes 2 and 8)                                     --         15,956
                                                               ----------   ----------


Fixed Assets - at cost:
     Leased medical devices                                     5,152,258    4,985,543
     Monitoring equipment                                         308,563      192,290
     Furniture and equipment                                      338,044      263,711
     Leasehold improvements                                       197,680      151,825
     Automobiles                                                   36,302       27,182
                                                               ----------   ----------
                                                                6,032,847    5,620,551
     Less accumulated depreciation and amortization (Note 1)    2,299,998    2,505,441
                                                               ----------   ----------

                                                                3,732,849    3,115,110
                                                               ----------   ----------


Other Assets                                                       34,761       24,868
                                                               ----------   ----------


Total Assets                                                   $7,251,628   $6,784,014
                                                               ==========   ==========


   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

BALANCE SHEETS
================================================================================




December 31,                                                     1997           1996
--------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Notes payable - bank (Note 3)                         $   150,000    $      --
      Accounts payable                                          161,795        192,707
      Accrued expenses                                          139,802        311,954
      Taxes payable                                                --           16,464
      Current portion of long-term debt (Note 4)                  9,056          9,182
                                                            -----------    -----------

Total Current Liabilities                                       460,653        530,307

Deferred Income Tax Liability (Notes 1 and 6)                   318,000        258,000

Notes Payable - Bank (Note 3)                                      --          450,000

Long-Term Debt - Less Current Maturities (Note 4)                 2,797         11,849
                                                            -----------    -----------

Total Liabilities                                               781,450      1,250,156
                                                            -----------    -----------

Commitments (Notes 7, 8 and 10)                                    --             --

Shareholders' Equity (Notes 8 and 10):
      Common stock, $.01 par value -
         authorized, 10,000,000 shares;
         issued 5,904,607 shares in 1997 and
         5,843,276 shares in 1996                                59,045         58,432
      Additional paid-in capital                              4,523,189      4,391,990
      Retained earnings                                       1,993,976      1,189,468
                                                            -----------    -----------
                                                              6,576,210      5,639,890
      Less treasury stock, at cost (43,910 shares in 1997
         and 1996)                                             (106,032)      (106,032)
                                                            -----------    -----------

Total Shareholders' Equity                                    6,470,178      5,533,858
                                                            -----------    -----------


Total Liabilities and Shareholders' Equity                  $ 7,251,628    $ 6,784,014
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF INCOME
================================================================================



Years Ended December 31,                         1997           1996           1995
--------------------------------------------------------------------------------------
Revenue (Notes 1 and 11):
      Services                               $ 6,757,594    $ 6,119,946    $ 5,288,046
      Product sales                              879,136      1,135,896        889,256
                                             -----------    -----------    -----------

                                               7,636,730      7,255,842      6,177,302
                                             -----------    -----------    -----------


Costs and Expenses (Income):
      Costs related to services                2,542,840      2,075,819      1,826,036
      Cost of products sold (Note 1)             844,731        789,878        545,231
      Selling, general and
          administrative expenses              2,726,254      2,705,525      2,422,972
      Interest expense                            46,705         46,965         55,694
      Other income                                (1,308)        (1,238)          (367)
                                             -----------    -----------    -----------

                                               6,159,222      5,616,949      4,849,566
                                             -----------    -----------    -----------


Income Before Provision for Income Taxes       1,477,508      1,638,893      1,327,736

Provision for Income Taxes (Notes 1 and 6)       673,000        720,000        586,000
                                             -----------    -----------    -----------

Net Income                                   $   804,508    $   918,893    $   741,736
                                             ===========    ===========    ===========


Basic Earnings Per Share (Note 1)            $       .14    $       .16    $       .14
                                             ===========    ===========    ===========

Diluted Earnings Per Share (Note 1)          $       .14    $       .16    $       .13
                                             ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================



Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                       COMMON STOCK
                                                  -----------------------
                                                    NUMBER                  ADDITIONAL
                                                      OF                     PAID-IN
                                                    SHARES       AMOUNT      CAPITAL
                                                  ----------   ----------   ----------
Balance - January 1, 1995                          5,462,712   $   54,627   $4,069,384

Exercise of Stock Options (Note 8)                    42,029          420       18,828

Net Income for the Year Ended December 31, 1995         --           --           --
                                                  ----------   ----------   ----------

Balance - December 31, 1995                        5,504,741       55,047    4,088,212

Exercise of Stock Options (Note 8)                   338,535        3,385      303,778

Net Income for the Year Ended December 31, 1996         --           --           --
                                                  ----------   ----------   ----------

Balance - December 31, 1996                        5,843,276       58,432    4,391,990

Common Stock Issued                                    2,500           25        3,803

Exercise of Stock Options (Note 8)                    58,831          588      127,396

Net Income for the Year Ended December 31, 1997         --           --           --
                                                  ----------   ----------   ----------

Balance - December 31, 1997                        5,904,607   $   59,045   $4,523,189
                                                  ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================


Years Ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                    RETAINED
                                                    EARNINGS      TREASURY
                                                    (DEFICIT)       STOCK          TOTAL
                                                  -----------    -----------    -----------
Balance - January 1, 1995                         $  (471,161)   $    (6,484)   $ 3,646,366

Exercise of Stock Options (Note 8)                       --             --           19,248

Net Income for the Year Ended December 31, 1995       741,736           --          741,736
                                                  -----------    -----------    -----------

Balance - December 31, 1995                           270,575         (6,484)     4,407,350

Exercise of Stock Options (Note 8)                       --          (99,548)       207,615

Net Income for the Year Ended December 31, 1996       918,893           --          918,893
                                                  -----------    -----------    -----------

Balance - December 31, 1996                         1,189,468       (106,032)     5,533,858

Common Stock Issued                                      --             --            3,828

Exercise of Stock Options (Note 8)                       --             --          127,984

Net Income for the Year Ended December 31, 1997       804,508           --          804,508
                                                  -----------    -----------    -----------

Balance - December 31, 1997                       $ 1,993,976    $  (106,032)   $ 6,470,178
                                                  ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF CASH FLOWS
================================================================================


Years Ended December 31,                                    1997           1996           1995
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
      Net income                                        $   804,508    $   918,893    $   741,736

      Adjustments to  reconcile  net income to net
            cash  provided  by  operating activities:
      Provision for deferred income taxes                    17,000         63,000        234,000
      Issuance of common stock in
            consideration for consulting services             3,828           --             --
      Depreciation and amortization                         780,280        646,838        542,914
      Changes in operating assets and liabilities:
            (Increase) decrease in receivables             (230,983)      (106,817)        60,520
            Increase in inventory                          (139,530)       (54,211)       (32,425)
            (Increase) decrease in prepaid
                expenses and taxes and other assets         (69,636)        12,081       (109,963)
      Decrease in accounts payable, accrued
                expenses and taxes payable                 (219,528)      (160,267)        (3,197)
                                                        -----------    -----------    -----------

      Net Cash Provided by Operating Activities             945,939      1,319,517      1,433,585
                                                        -----------    -----------    -----------


Cash Flows from Investing Activities:
      Expenditures for fixed assets, including
      inventory of medical devices held for lease in
      1996                                                 (761,019)    (1,535,703)    (1,184,141)
                                                        -----------    -----------    -----------



      Net Cash Used in Investing Activities                (761,019)    (1,535,703)    (1,184,141)
                                                        -----------    -----------    -----------


Cash Flows from Financing Activities:
      Net repayments on bank borrowings                    (300,000)          --         (100,000)
      Proceeds of loans payable                                --             --            3,805
      Repayments of loans payable                            (9,178)       (10,405)        (9,943)
      Proceeds upon exercise of stock options               127,984        207,615         19,248
                                                        -----------    -----------    -----------

      Net Cash (Used in) Provided by
            Financing Activities                           (181,194)       197,210        (86,890)
                                                        -----------    -----------    -----------



   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

STATEMENTS OF CASH FLOWS
================================================================================


Years Ended December 31,                          1997        1996         1995
---------------------------------------------------------------------------------
Net Increase (Decrease) In Cash                $   3,726   $ (18,976)   $ 162,554

Cash - beginning of year                         301,013     319,989      157,435
                                               ---------   ---------    ---------

Cash - end of year                             $ 304,739   $ 301,013    $ 319,989
                                               =========   =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION-
    CASH PAID DURING THE YEAR FOR:
            Interest                           $  46,705   $  46,965    $  55,694
            Income taxes                         704,254     594,036      457,284


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Fixed assets purchased under notes and
            loans payable and capital lease    $    --     $  15,136    $    --
            obligations

      During 1996, an employee satisfied the
            exercise  price of certain  stock
            options by exchanging shares already
            owned with a fair value of $99,548.
            The fair value of the shares received
            was recorded as treasury stock.





   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================

1.    SUMMARY OF        SCOPE OF BUSINESS - The  Company's  business is to sell,
      SIGNIFICANT       rent, install,  service and monitor remote communication
      ACCOUNTING        systems with personal security and smoke/fire  detection
      POLICIES          capabilities, linked to an emergency response monitoring
                        center.  The Company  markets its products  primarily to
                        institutional   customers,   including   long-term  care
                        providers, retirement communities, hospitals, government
                        agencies   across  the  United  States  and   individual
                        consumers. (See Note 11.)

                        INVENTORY VALUATION - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Finished goods were approximately $1,155,610 and $1,531,000 at December 31, 1997 and 1996, respectively, and the remaining inventory consists of component parts.

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

                        On January 1, 1996, the Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the impairment loss, if any, is based on the fair value of the asset. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition.

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

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================


                        RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed and included in cost of products sold, were $20,441, $24,339 and $32,874 for the years ended December 31, 1997, 1996, and 1995, respectively.

                        INCOME PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the years ended December 31, 1997, 1996 and 1995 have been restated to conform with this pronouncement.

                        The  following   table  is  a   reconciliation   of  the
                        numerators and denominators in computing earnings per share:

                                          INCOME          SHARES     PER-SHARE
                          1997          (NUMERATOR)   (DENOMINATOR)   AMOUNTS
                          ----           ---------     -----------   --------
Basic EPS -

Income available to
common stockholders                     $ 804,508      5,839,450      $  0.14
                                                                      =======
Effect of dilutive securities -
      Options and warrants                   --           92,168
                                        ---------      ---------
Diluted EPS -
      Income available to common
                  stockholders and
                  assumed conversions   $ 804,508      5,931,618      $  0.14
                                        =========      =========      =======
                          1996
                          ----
Basic EPS -

      Income available to
                  common stockholders   $ 918,893      5,683,880      $  0.16
                                                                      =======
Effect of dilutive securities -
      Options and warrants                   --          168,673
                                        ---------      ---------
Diluted EPS -

      Income available to common
                  stockholders and
                  assumed conversions   $ 918,893      5,852,553      $  0.16
                                        =========      =========      =======

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================



                          1995
                          ----
Basic EPS -

      Income available to
                  common
                  stockholders          $ 741,736      5,484,353      $  0.14
                                                                      =======
Effect of dilutive securities -
      Options and warrants                   --          383,202
                                        ---------      ---------
Diluted EPS -

      Income available to common
                  stockholders and
                  assumed
                  conversions           $ 741,736      5,867,555      $  0.13
                                        =========      =========      =======

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires ail entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable, accrued expenses, taxes payable and notes payable approximates their carrying amounts due to the short maturity of these instruments.

ACCOUNTING FOR STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS


2.    NOTES             In November 1993 an employee borrowed $30,000 and issued
      RECEIVABLE        a promissory note to the Company originally scheduled to
                        mature during 1996. The note, as amended during 1996, bears interest at 7.5% per annum and the outstanding balance at December 31, 1996 of $18,687 is payable in monthly installments of $337 (principal and interest), with a final installment of $15,241 due April 1, 1998.
                        At December 31, 1997, the outstanding balance of $15,956 is included in accounts and notes receivable. In the event that the employee defaults on the promissory note, certain options granted to the employee will terminate
                        (see Note 8).

3. Notes Payable -      At December 31, 1996, the Company had a revolving credit
   Bank                 line which permitted maximum borrowings up to $1,500,000
                        (based on 75% of eligible accounts receivable and 25% of inventory, as defined). The note bore interest at the prime rate (8.25% at December 31, 1996) plus 1% per annum and was collateralized by the Company's assets. In addition, the note required an unused commitment fee of 1/2 of 1% per annum on the daily average amount of unused commitment. At December 31, 1996, $450,000 was outstanding. On March 27, 1997, the maturity date of the revolving credit line was extended through April 30, 1998, and the interest rate was reduced to prime (8.5% at December 31, 1997) plus 3/4 of 1%.

                        The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

4.   LONG-TERM          Long-term  debt at  December  31,  1997  consists  of an
     DEBT               automobile  loan and two loans financing the purchase of
                        equipment. The outstanding balance on these loans at December 31, 1997 was $11,853.

                        Long-term debt matures in each of the years subsequent to December 31, 1997 as follows:

                         Year ending December 31,

                                  1998                       $ 9,056
                                  1999                         2,797
                                                             -------
                                                             $11,853
                                                             =======

5.   RELATED PARTY      A Director of the Company has an  ownership  interest in
     TRANSACTIONS       an  insurance  agency that has written  policies for the
                        Company with premiums of $165,094, $153,856 and $155,432
                        in fiscal 1997, 1996 and 1995, respectively. Included in accounts and notes receivable is $65,204 due from the president and principal shareholder of the Company. (See
                        Notes 7 and 8.)

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================

6.   INCOME TAXES       The   provision   for  income  taxes   consists  of  the
                        following:


                                YEARS ENDED DECEMBER 31,
                                ------------------------
                            1997           1996        1995
                            ----           ----        ----

         Current:
            Federal      $ 452,000      $ 469,000   $ 222,000
            State          204,000        188,000     130,000
                           656,000        657,000     352,000
                         ---------      ---------   ---------
         Deferred:
            Federal         14,000         54,000     219,000
            State            3,000          9,000      15,000
                         ---------      ---------   ---------
                            17,000         63,000     234,000
                         ---------      ---------   ---------
            Total        $ 673,000      $ 720,000   $ 586,000
                         =========      =========   =========


                        The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                   1997        1996       1995
                                                  ------      ------     ------

            Statutory federal income tax rate       34.0%       34.0%      34.0%
            State and local taxes                    9.0         8.0        8.0
            Other                                    2.0         2.0        2.0
                                                  ------      ------     ------

            Effective income tax rate               45.0%       44.0%      44.0%
                                                  ======      ======     ======

                        The tax effects of significant items comprising the Company's deferred taxes at December 31, 1997 and 1996 are as follows:


                                                              DECEMBER 31,
                                                              ------------
                                                            1997         1996
                                                            ----         ----
Deferred tax liabilities:
            Difference between book and tax bases
                of property                              $(318,000)   $(258,000)
                                                         ---------    ---------
Deferred tax assets:
            Reserves not currently deductible               54,000       13,000
          Capitalization of inventory                       43,000       41,000
                                                         ---------    ---------
            Total                                           97,000       54,000
                                                         ---------    ---------
Net deferred tax liabilities                             $(221,000)   $(204,000)
                                                         =========    =========

                        For the year ended December 31, 1995 the Company utilized net operating loss carryforward benefits of $121,000.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================


7.   COMMITMENTS        On January 1, 1995, the Company entered into a five year
                        operating lease for offices owned by its principal shareholder. The lease calls for an initial minimum annual rental of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In February 1998, the lease was extended until September 30, 2007. In October 1997, the Company entered into a separate ten year operating lease for additional office space owned by its principal shareholder. The lease calls for an initial minimum annual rental of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. The
                        Company has also entered into various other operating leases for warehouse and office space in Flushing, New
                        York,  Mt.  Laurel,  New  Jersey,  Decatur,  Georgia and
                        Countryside,  Illinois.  Rent  expense  was  $197,887 in
                        1997,  $182,179  in 1996 and  $169,824  in  1995,  which
                        includes $116,719,  $100,835 and $94,969,  respectively,
                        paid in connection with the above noted leases with the principal shareholder.

                        The aggregate minimum annual rental commitments under noncancelable operating leases are as follows:

                            Year ending December 31,
                                  1998                           $   204,740
                                  1999                               191,594
                                  2000                               183,707
                                  2001                               141,636
                                  2002                               148,717
                            Thereafter                               813,397
                                                                 -----------
                                                                 $ 1,683,791
                                                                 ===========

                        On January 1, 1997 the Company entered into a four year employment agreement with its president (who is also the principal shareholder). In addition to an annual base salary starting at $200,000, the agreement, among other things, provides for additional compensation which is based on the Company's pre-tax income, as defined. The employee may elect to receive the additional compensation either in cash or in the form of the Company's common stock. The agreement also provides for a termination payment, under certain circumstances, if a change in control (as defined) occurs. The termination payment is equal to 2.99 times the base amount, as defined.

8.   COMMON STOCK,      The Company has three Stock Option  Plans,  an Incentive
     WARRANTS AND       Stock  Option Plan ("l984  Plan"),  a 1991 Stock  Option
     OPTIONS            Plan ("1991 Plan"),  and a 1997 Stock Option Plan ("1997
                        Plan").  Under these  plans,  as  amended,  a maximum of
                        500,000, 750,000 and 750,000 options,  respectively, may
                        be  granted  as  either   Incentive   Stock  Options  or
                        Nonstatutory Stock Options. Stock options granted under the plans vest immediately and have a term not greater than ten years from the date the option is granted or five years for a holder of more than 10% of the Company's common stock. Incentive Stock Options may be

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================


                        granted at an exercise price not less than the fair market value of the underlying shares at the date of grant subject to certain other limitations specified in
                        Section 422 of the Internal Revenue Code. The per share price of Nonstatutory Stock Options granted to Non-Insiders (as defined) shall be determined by the Board of Directors or the Stock Option Committee of the Board. All options under the above plans have been granted at exercise prices equal to the fair market value of the underlying common shares at the date of the grant. The 1984 Plan term expired in May 1994.

                        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1997       1996          1995
                                    ---------   --------   -----------

         Pro forma net income       $ 694,844   $744,700   $   579,180
         Pro forma basic earnings
                per share           $     .12   $    .13   $       .11

                        The weighted average grant date fair value of options granted in 1997, 1996 and 1995 was $109,664, $174,193 and $162,556, respectively.

                        The fair value of options at date of grant was estimated
                        using  the   Black-Scholes   model  with  the  following
                        weighted average assumptions:


                                            1997       1996       1995
                                          -------    -------    -------
            Expected life (years)           2.24       4          4
            Risk free interest rate         5.97%      5.69%      7.17%
            Expected volatility            32.1%      52.6%      52.6%
            Expected dividend yield         --         --         --

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================

                        Information with respect to options under plans is as follows:


                                                                  Weighted
                                                     Number        Average
                                                       of         Exercise
                                                     Shares         Price
                                                     ------         -----

           Balance - January 1, 1995                 773,725    $   1.65
              Granted during 1995                     89,513        2.90
              Forfeitures/expirations during 1995    (14,422)       2.48
              Exercised during 1995                  (42,029)        .46
                                                    --------

           Balance - December 31, 1995               806,787        1.84
              Granted during 1996                    120,220        2.45
              Forfeitures/expirations during 1996    (14,115)       2.24
              Exercised during 1996                 (338,535)        .91
                                                    --------

           Balance - December 31, 1996               574,357        2.50
              Granted during 1997                    160,917        2.70
              Forfeitures/expirations during 1997    (73,267)       2.38
              Exercised during 1997                  (58,831)       2.18
                                                    --------    --------

           Balance - December 31, 1997               603,176    $   2.57
                                                    ========    ========

                        564,886 and 529,480 options were exercisable at December 31, 1997 and 1996, respectively.

                        The following table summarizes information about the stock options outstanding at December 31, 1997:


                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                ------------------------------------     -----------------------
                               Weighted-
                                Average     Weighted-                  Weighted-
 Range of                      Remaining     Average                    Average
 Exercise          Number     Contractual    Exercise       Number      Exercise
  Prices        Outstanding       Life         Life      Exercisable     Price
 --------       -----------      ------       ------     -----------    ------
$1.9375 -
$2.8875           545,821      1.83 years     $2.52        507,531       $2.53
$2.9563 -          57,355      2.14 years     $3.09         57,355       $3.09
$3.4375


As of December 31, 1997, 633,364 options have been exercised under both plans and 672,548 and 330 options are available for future grants under the 1997 and 1991 Plan, respectively.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The  Company   has  agreed  to  grant   options  to  its
                        management and employees in January and July of each year. The number of options to be granted is equal to 5% of the dollar amount of compensation during the two calendar quarters preceding the grant date. To the extent permitted by law, such options will be granted as Incentive Stock Options. Each non-employee director will receive options for 2,500 shares of common stock on each grant date.

                        In December 1983, the Company sold units that contained warrants to purchase 850,000 shares of the Company's common stock at $3.50 per share. The Company may, at its option, upon not less than 90 days written notice to warrant holders, terminate all outstanding warrants without payment, provided the market price of the common stock exceeds $7.00 per share during any 20 consecutive trading days. The warrants expired on December 27, 1997. The Company has agreed to extend their expiration to December 26, 1998.

                        In November 1994, the Company granted to legal counsel options to purchase 25,000 shares of common stock at $2.00 per share (the fair market value at the date of grant), such options being exercisable for a period of five years from the date of grant.

9.   EMPLOYEE           Effective  January 1997,  the Company began to sponsor a
     SAVINGS PLAN       401(k)  savings  plan which is available to all eligible
                        employees.  Participants  may elect to defer  from 1% to
                        15%  of  their   compensation,   subject  to  an  annual
                        limitation provided by the Internal Revenue Service. The
                        Company  may  make  matching   and/or   profit   sharing
                        contributions to the plan at its discretion. For the year ended December 31, 1997 the Company contributed
                        $14,978.

10.   CONSULTING        On  December  1,  1994,  the  Company   entered  into  a
      AGREEMENT         financial advisory and investment banking agreement. The
                        Company will receive advice regarding certain internal operating matters, as well as certain corporate finance issues. In addition, the Company may pay certain fees
                        (as defined) for transactions consummated by the Company that are either originated by the consultant or the Company. The agreement, which is for a term of 24 months, has annual fees of $30,000. In addition, the Company granted 150,000 warrants exercisable for a period of four years commencing one year from the date of the agreement at an exercise price of $2.00 per share
                        (the fair market value at the date of grant). On January
                        1, 1997, the agreement was renewed for a term of twelve months. In addition to the annual fees of $30,000, the Company has granted to the Consultant 50,000 warrants exercisable for a period of four years at an exercise price of $4.50. In July 1997, the companies mutually agreed that the monthly payments of $2,500 to the consultant would be suspended.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
================================================================================


11.   MAJOR             The  Company is an  approved  Medicaid  Provider  in the
      CUSTOMERS         states of New York and  Georgia.  During the years ended
                        December 31, 1997, 1996 and 1995, the Company had revenue from one contract with a municipality in New
                        York State which represented 44% of total revenue each year. This contract is effective through February 28, 1998. In February 1998, the Company was notified by the municipality that they are currently processing the renewal of the Company's contract which would extend it through June 30, 1999. During the years ended December
                        31, 1997, 1996 and 1995, the Company had revenue from the State of Georgia which represents 5%, 5% and 6%, respectively, of total revenue. As of December 31, 1997 and 1996, accounts receivable from the one contract referred to above represented 46% and 39%, respectively, of accounts receivable.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AMERICAN MEDICAL ALERT CORP.



                                                  By: /s/ Howard M. Siegel
                                                     ------------------------
Dated: March 27, 1998                                 Howard M. Siegel
                                                      Chairman of the Board and
                                                      President

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ HOWARD M. SIEGEL               Chairman of the Board,         March 27, 1998
-----------------------------      President, Chief Executive
Howard M. Siegel                   Officer, and Director
                                   (Principal Executive Officer)


/S/ COREY M. ARONIN                Chief Financial Officer        March 27, 1998
-----------------------------
Corey M. Aronin


/S/ PETER BREITSTONE               Director                       March 27, 1998
-----------------------------
Peter Breitstone


/S/ LEONARD HERZ                   Director                       March 27, 1998
-----------------------------
Leonard Herz

                                  EXHIBIT INDEX


            EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

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

            EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

            4(g)* Amendment, dated November 5, 1997, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.

            10(a) Employment Agreement, dated January 1, 1997 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-KSB for the year ended December 31, 1996).

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

            10(f) Second Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(g)*      Third Amendment to the Mt. Laurel Lease.

            10(h) Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to
                        Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

            10(i)* Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York.

            10(j)* Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York.

            10(k)* Lease for the premises located at 910 Church Street, Decatur, Georgia.

            EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

            10(l) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York. (Incorporated by reference to Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1995.)

            10(m) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

            10(n)* Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois.

            10(o) 1984 Incentive Stock Option Plan, as amended. (Incorporated by ref erence to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31,
                        1990).

            10(p)       Amended  1991  Stock  Option  Plan.   (Incorporated   by
                        reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

            10(q)*      1997 Stock Option Plan.

            10(r) Restated and Amended Revolving Credit Note with North Fork Bank, dated December 1, 1995 (the "Revolving Credit Note"). (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(s) Letter from North Fork Bank extending the Revolving Credit Note until April 30, 1998. (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(t) Agreement between the Company and the City of New York, as extended through February 28, 1998. (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31, 1996).

            10(u)* Purchase/Leaseback Agreement dated January 13, 1998 with Celtic Leasing Corp.

            10(v)* Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997.

            EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

            23(a)*      Consent of Margolin, Winer & Evens LLP.

            27*         Financial Data Schedule.

            -------------------
            *   Filed herewith.