Form 10KSB/A
period 1997-12-31
AMERICAN MEDICAL ALERT CORP
filed 1998-04-23
CIK 700721

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

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               NEW YORK                                           11-2571221
------------------------------                               -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

3265 LAWSON BOULEVARD, OCEANSIDE, NEW YORK                          11572
------------------------------------------                       ----------
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

            The aggregate number of shares of Common Stock outstanding as of March 25, 1998: 5,925,809

            This amendment to Form 10-KSB for the period ended December 31, 1997 is filed to amend Item 13 of Form 10-KSB filed on March 30, 1998.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

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

      3(a)(1)**         Certificate  of  Correction  of  the  Company  filed  on
                        December 18, 1983.

      3(a)(2)**         Certificate   of   Amendment  of  the   Certificate   of
                        Incorporation of the Company filed on July 2, 1997.

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

      10(u)* Purchase/Leaseback Agreement dated January 13, 1998 with Celtic Leasing Corp.

      10(v)* Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997.

      23(a)*            Consent of Margolin, Winer & Evens LLP.

      27*               Financial Data Schedule.

-------------------

*     Previously filed as Exhibits to Form 10-KSB filed on March 30, 1998.
**    Filed herewith.

(b)         Reports on Form 8-K
            -------------------

            The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN MEDICAL ALERT CORP.



                                             By: /S/ HOWARD M. SIEGEL
Dated: April 20, 1998                           --------------------------------
                                                Howard M. Siegel
                                                Chairman of the Board and
                                                President

EXHIBIT INDEX
-------------


            EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

            3(a)        Articles  of  Incorporation  of  Company,   as  amended.
                        (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

            3(a)(1)**   Certificate  of  Correction  of  the  Company  filed  on
                        December 18, 1983.

            3(a)(2)**   Certificate   of   Amendment  of  the   Certificate   of
                        Incorporation of the Company filed on July 2, 1997.

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

            10(u)* Purchase/Leaseback Agreement dated January 13, 1998 with Celtic Leasing Corp.

            10(v)* Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997.

            23(a)*      Consent of Margolin, Winer & Evens LLP.

            27*         Financial Data Schedule.

            -------------------
            *     Previously filed as Exhibits to Form 10-KSB filed on March 30,
                  1998.
            **    Filed herewith.