Form 10QSB
period 1998-03-31
AMERICAN MEDICAL ALERT CORP
filed 1998-05-12
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998


Commission File Number 1-8635


         New York                                                     11-2571221
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

                    3265Lawson Boulevard, Oceanside, New York
                 11572 (Address of principal executive offices)
                                   (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,890,950 shares of $.01 par value common stock as of May 4, 1998.

                          AMERICAN MEDICAL ALERT CORP.




                                     INDEX                                  PAGE

Part  I  Financial Information

              Condensed Balance Sheets for March 31, 1998
              and December 31, 1997                                           1

              Condensed Statements of Income for the
              Three Months Ended March 31, 1998 and 1997                      2

              Condensed Statements of Cash Flows for
              the Three Months Ended March 31, 1998 and 1997                 3-4

              Notes to Condensed Financial Statements                         5

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   6

Part II  Other Information                                                    7

ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                        March 31, 1998    Dec. 31,
                                                                         (UNAUDITED)        1997*
                                                                         -----------    -----------
CURRENT ASSETS:
        Cash                                                             $   448,468    $   304,739
        Accounts and notes receivable
        (net of allowance for doubtful accounts of $40,000 in
          '98 & $30,000 in '97)                                            1,784,634      1,574,738
        Inventory                                                          1,270,800      1,310,551
        Prepaid expenses and other current assets                            175,290        196,990
        Deferred income tax benefit                                           93,000         97,000
                                                                         -----------    -----------

        Total Current Assets                                             $ 3,772,192    $ 3,484,018

FIXED ASSETS:
        (Net of accumulated depreciation and amortization)                 4,005,080      3,732,849

OTHER ASSETS                                                                 236,687         34,761
                                                                         -----------    -----------

TOTAL ASSETS                                                             $ 8,013,959    $ 7,251,628
                                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Note payable - bank                                              $      --      $   150,000
        Accounts payable                                                     316,188        161,795
        Accrued expenses                                                     207,223        139,802
        Taxes payable                                                        126,334           --
        Current portion of  deferred income                                    4,700           --
        Current portion of long-term debt                                     59,532          9,056
                                                                         -----------    -----------
        Total Current Liabilities                                            713,977        460,653
                                                                         -----------    -----------

DEFERRED INCOME TAX LIABILITY                                                318,000        318,000
DEFERRED INCOME                                                               23,666           --
LONG-TERM DEBT - LESS CURRENT MATURITIES                                     186,968          2,797
                                                                         -----------    -----------
        Total Liabilities                                                  1,242,611        781,450
                                                                         -----------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
        Common stock - $.01 par value; authorized - 10,000,000 shares;
        issued - 5,928,309 shares in 1998                                     59,283         59,045
        and 5,904,607 shares in 1997                                       4,568,875      4,523,189
        Additional paid-in capital                                         2,249,222      1,993,976
                                                                         -----------    -----------
        Retained Earnings                                                  6,877,380      6,576,210

        Less 43,910 shares in 1998 & 1997 of treasury stock, at cost        (106,032)      (106,032)
                                                                         -----------    -----------
        Total Shareholders' Equity                                         6,771,348      6,470,178
                                                                         -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                              $ 8,013,959    $ 7,251,628
                                                                         ===========    ===========


See accompanying notes to condensed financial statements.
* Derived from audited financial statements.



334749-1
                                                           1

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three months Ended March 31,
                                                                    1998           1997
                                                                -----------    -----------
Revenues:
        Services                                                $ 1,822,425    $ 1,615,765
        Product sales                                               221,257        114,575
                                                                -----------    -----------
                                                                  2,043,682      1,730,340

Costs  and Expenses (Income):
        Costs related to services                                   662,104        591,292
        Costs of products sold                                      161,197        107,399
        Selling, general and administrative expenses                751,213        704,818
        Interest expense                                              6,548         12,830
        Other income                                                   (626)          (346)
                                                                -----------    -----------

Income before provision for income taxes                            463,246        314,347

Provision for income taxes                                          208,000        139,000
                                                                -----------    -----------


NET INCOME                                                      $   255,246    $   175,347
                                                                ===========    ===========

Net income per share:
        Basic                                                   $       .04    $       .03
                                                                -----------    -----------

        Diluted                                                 $       .04    $       .03
                                                                -----------    -----------

Weighted average number of common shares outstanding (Note 3)
        Basic                                                     5,871,715      5,804,674
                                                                ===========    ===========

        Diluted                                                   5,931,089      5,848,584
                                                                ===========    ===========

See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                          1998         1997
                                                       ---------    ---------
Cash Flows From Operating Activities:

        Net Income                                     $ 255,246    $ 175,346

        Adjustments to reconcile net income to
           net cash provided by operating activities
        Provision for bad debts                           10,000         --
        Depreciation and amortization                    224,514      171,144
        Loss on unrecovered leased medical equipment      21,675       22,246
        Change in Assets and Liabilities:
        (Increase) in receivables                       (219,896)      (1,092)
        Decrease in inventory                             39,751        9,725
        (Increase) Decrease in prepaid expenses
           and other assets                               (1,226)      38,556
        (Increase) Decrease in accounts payable,
           accrued expenses and taxes payable            348,148     (141,106)
                                                       ---------    ---------

Net Cash Provided by Operating Activities                678,212      274,819
                                                       ---------    ---------

Cash Flows from Investing Activities:
        Net expenditures for fixed assets               (618,773)    (204,817)
        Payment for account acquisitions                (175,000)        --
                                                       ---------    ---------

Net Cash (Used In) Investing Activities                 (793,773)    (204,817)
                                                       ---------    ---------

Cash Flows from Financing Activities:
        Increase (Decrease) in loans payable              84,647       (2,194)
        Net Proceeds upon exercise of stock options       45,924       22,581
        Sale/leaseback of equipment                      128,719         --
                                                       ---------    ---------


Net Cash Provided by Financing Activities                258,290       20,387
                                                       ---------    ---------

See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                                   (Unaudited)





                                                 Three Months Ended March 31,
                                                       1998       1997
                                                    --------   --------

        Net Increase (Decrease)  in Cash            $143,729   $ 90,389

        Cash, Beginning of Period                    304,739    301,013
                                                    --------   --------


        Cash, End of Period                         $448,468   $391,402
                                                    ========   ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



CASH PAID DURING THE PERIOD
FOR INTEREST                                        $  6,548   $ 12,830
                                                    ========   ========


CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                    $ 45,659   $108,727
                                                    ========   ========










See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.  General:

    These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB.

2.  Results of Operations:

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and of cash flows for the three months ended March 31, 1998 and 1997.

    The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

    The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.  Income Per Share:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No.128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the three months ended March 31, 1997 have been stated to conform with this pronouncement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 27, 1998, the Company negotiated a $2,000,000 Revolving Credit Facility with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or LIBOR Rate plus 2.50 % (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of May 4, 1998. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

During 1998, the Company anticipates that it will make capital investments of approximately $1,500,000 of which approximately $430,000 has been expended through March 31, 1998 for the purchase and production of additional systems the Company intends to rent. In addition, approximately $80,000 has been expended for the purchase of office and computer equipment used in operations. The Company has also entered into a sale/leaseback agreement for equipment.

The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenue from services increased $206,660 for the three months ended March 31, 1998 as compared to the same period in 1997, an increase of 13%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended March 31, 1998 and 1997 were 36% and 37%, respectively.

Revenue from product sales increased $106,682 for the three months ended March 31, 1998 as compared to the same period in 1997, a increase of 93%. This increase was primarily due to the increase in sales of our new Model 700 to distributors and sales to retirement communities. The gross profit on product sales for the three months ended March 31, 1998 and 1997 was 27% and 6%, respectively. Gross profit increased as a result of lower production and overhead costs.

Interest expense for the three months ended March 31, 1998 and 1997 was $6,548 and $12,830, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended March 31, 1998 and 1997 were 37% and 31% respectively. The decrease in costs as a percentage of total revenue in 1998 was due to greater operating efficiencies.


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





                                                AMERICAN MEDICAL ALERT CORP.


Dated:  May 5, 1998                             By: /S/ HOWARD M. SIEGEL
                                                    ------------------------
                                                    Howard M. Siegel
                                                    President & Chief Operating
                                                       Officer



                                                By: /S/ COREY M. ARONIN
                                                    ------------------------
                                                    Corey M. Aronin
                                                    Chief Financial Officer