Form 10QSB
period 1998-06-30
AMERICAN MEDICAL ALERT CORP
filed 1998-08-06
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,989,208 shares of $.01 par value common stock as of August 3, 1998.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I FINANCIAL INFORMATION


                                                                        PAGE
Item 1.       Financial Statements.

              Condensed Balance Sheets for June 30, 1998                 2
              and December 31, 1997

              Condensed Statements of Income for the                     3
              Six Months Ended June 30, 1998 and 1997

              Condensed Statements of Income for the                     4
              Three Months Ended June 30, 1998 and 1997

              Condensed Statements of Cash Flows for                     5
              the Six Months Ended June 30, 1998 and 1997

              Notes to Condensed Financial Statements                    6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.             7


                            PART II OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security-Holders.       8

Item 6.       Exhibits and Reports on Form 8-K.                          9

Item 1.  Financial Statements.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                                                      June 30,1998           December 31,
                                                                                        (Audited)               1997*

CURRENT ASSETS:
   Cash
   Accounts and notes receivable                                                     $     476,460           $    304,739
   (net of allowance for doubtful accounts of $50,000 in '98 & $30,000 in '97)           1,701,634              1,574,738
   Inventory                                                                             1,209,787              1,310,551
   Prepaid expenses and other current assets                                               234,132                196,990
   Deferred income tax benefit                                                              93,000                 97,000
                                                                                      ------------           ------------

   Total Current Assets                                                                  3,715,013              3.484,018
                                                                                       -----------            -----------

FIXED ASSETS:
   (Net of accumulated depreciation and amortization)                                    4,150,311              3,732,849

OTHER ASSETS                                                                               228,455                 34,761
                                                                                       -----------           ------------
TOTAL ASSETS                                                                            $8,093,779             $7,251,628
                                                                                        ==========             ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note Payable Bank                                                               $           -0-          $     150,000
   Accounts payable                                                                        260,795                161,795
   Accrued expenses                                                                        133,211                139,802
   Taxes payable                                                                             8,271                    -0-
   Current portion of deferred income                                                        4,700                    -0-
   Current portion of long-term debt                                                       116,985                  9,056
                                                                                     -------------          -------------
   Total Current Liabilities                                                               523,962                460,653
                                                                                     -------------            -----------

DEFERRED INCOME TAX LIABILITY                                                              318,000                318,000
DEFERRED INCOME                                                                             20,866                    -0-
LONG-TERM DEBT-LESS CURRENT MATURITIES                                                     145,171                  2,797
                                                                                      ------------            -----------
   Total Liabilities                                                                     1,007,999                781,450
                                                                                       -----------             ----------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
   Common stock - $.01 par value; authorized - 10,000,000 shares;                           59,668                 59,045
      issued - 5,966,783 shares in 1998 and 5,904,607 shares in 1997.                    4,648,908              4,523,189
   Additional paid-in capital                                                            2,483,236              1,993,976
                                                                                       -----------            -----------
   Retained Earnings                                                                     7,191,812              6,576,210

   Less 43,910 shares in 1998 & 1997 of treasury stock, at cost                          (106,032)              (106,032)
                                                                                       -----------            -----------
   Total Shareholders' Equity                                                            7,085,780              6,470,178

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY
See accompanying notes to condensed financial statements.                               $8,093,779             $7,251,628
                                                                                        ==========             ==========

               * Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)






                                                                                 Six Months Ended June 30
                                                                                 ------------------------

                                                                              1998                   1997
                                                                              ----                   ----

Revenues:
         Services                                                             $ 3,730,217           $ 3,284,793
         Product Sales                                                            314,803               291,893
                                                                            -------------         -------------
                                                                                4,045,020             3,576,686
                                                                             ------------          ------------

Cost and Expenses (Income):
         Costs related to services                                              1,367,279             1,233,608
         Costs of products sold                                                   250,747               270,419
         Selling, general and
         administrative expenses                                                1,542,238             1,355,578
         Interest expense                                                          10,096                23,934
Other income                                                                      (3,600)                 (680)
                                                                           --------------        --------------
                                                                                3,166,760             2,882,859
                                                                             ------------           -----------

Income before provision for income taxes                                          878,260               693,827

Provision for income taxes                                                        389,000               305,700
                                                                            -------------          ------------

NET INCOME                                                                   $    489,260           $   388,127
                                                                             ------------           ===========
Net Income per share:
         Basic
         Diluted                                                          $           .08        $          .07
                                                                          ---------------        --------------
                                                                          $           .08        $          .07
                                                                          ---------------        --------------
Weighted average number of common shares outstanding (Note 3)
         Basic
         Diluted                                                                5,886,905             5,819,549
                                                                             ============           ===========

See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                         Three months Ended June 30,
                                                                                       ------------------------------
<
                                                                                          1998                   1997
                                                                                          ----                   ----
Revenues:
         Services                                                                  $ 1,907,792            $ 1,669,028
         Product Sales                                                                  93,545                177,318
                                                                                  ------------            -----------
                                                                                     2,001,337              1,846,346

Cost and Expenses (Income):
         Cost related to service                                                       705,175                642,316
         Costs of products sold                                                         89,550                163,020
         Selling, general and
         administrative expenses                                                       791,025                650,759
         Interest expense                                                                3,548                 11,104

         Other Income                                                                  (2,974)                  (334)
                                                                                  ------------          -------------
                                                                                     1,586,324              1,466,865
                                                                                    ----------             ----------
Income before provisions for income taxes                                              415,013                379,481

Provision for income taxes                                                             181,000                166,700
                                                                                   -----------            -----------


NET INCOME                                                                          $  234,013            $   212,781
                                                                                 =============         ==============

Net income per share
         Basic                                                                   $         .04         $          .04
                                                                                 =============         ==============
         Diluted                                                                 $         .04         $          .04
                                                                                 =============         ==============

Weighted average number of common shares outstanding (Note 3)
         Basic                                                                       5,902,094              5,834,425
                                                                                    ==========             ==========
         Diluted                                                                     5,990,777              5,936,156
                                                                                    ==========             ==========

See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended June 30
                                                                                             -------------------------
                                                                                         1998                         1997
                                                                                         ----                         ----
Cash Flows From Operating Activities:

              Net Income                                                          $   489,260                    $ 388,127
              Adjustments to reconcile net income to
              Net cash provided by operating activities

               Provision for bad debts                                                 20,000                          -0-
               Depreciation and amortization                                          477,709                      357,580
               Loss on unrecovered leased medical equipment                            42,390                          -0-
               Change in Assets and Liabilities:
                (Increase) in receivables                                           (146,896)                    (204,468)
                Decrease in inventory                                                 100,764                       90,743
                (Increase) in prepaid expenses, deferred taxes,
                    and other assets                                                 (59,336)                     (156,375
                (Increase) in accounts payable, accrued
                    expenses, taxes payable and deferred income                     (126,246)                     (163,438
                                                                                   ----------                    ---------

Net Cash Provided by Operating Activities                                             797,645                      312,169

Cash Flows from Investing Activities:
                Net expenditures for fixed assets                                   (806,288)                    (469,347)
                Payment for account acquisitions                                      175,000                          -0-

Net Cash (Used In) Investing Activities                                               981,288                      469,347
                                                                                -------------                 -------------

Cash Flows from Financing Activities:
                 Repayment of bank borrowing                                        (150,000)                          -0-
                 Increase (Decrease) in loans payable                                 250,303                      (4,455)
                 Net Proceeds upon exercise of stock options                          126,342                       91,940
                 Sale/leaseback of equipment                                          128,719                          -0-
                                                                                -------------                 -------------

Net Cash Provided by Financing Activities                                             355,364                       87,485
                                                                                -------------                 ------------

Net (Decrease) increase in Cash                                                   $   171,721                 $   (69,693)
Cash, Beginning of Period                                                             304,739                      301,013
                                                                                -------------                 -------------
Cash, End of Period                                                               $   476,460                   $  231,320
                                                                                =============                 =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                                                         $ 10,096                     $ 25,256
                                                                                    =========                    =========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                                                     $344,730                     $207,129
                                                                                   ==========                   ==========



                          AMERICAN MEDICAL ALERT CORP.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.       General:

         These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB.



2.       Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and of cash flows for the six months ended June 30, 1998 and 1997.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1997 financial statements.

         The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.



3.       Income Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the six months ended June 30, 1998 and 1997 have been stated to conform with this pronouncement.

                          AMERICAN MEDICAL ALERT CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (for the Six Months Ended June 30, 1998)

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

Liquidity and Capital Resources

On April 27, 1998, the Company renegotiated a $ 2,000,000 Revolving Credit Facility with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of July 31, 1998. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

During 1998, the Company anticipates that it will make capital investments of approximately $1,500,000 of which approximately $655,000 has been expended through June 30, 1998 for the purchase and production of additional systems the Company intends to rent. In addition, approximately $145,000 has been expended for the purchase of office and computer equipment used in operations. The Company has also entered into a sale/leaseback agreement for equipment.

The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

Results of Operations

Revenue from services increased $ 445,424 for the six months ended June 30, 1998 as compared to the same period in 1997, an increase of 14%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and rental services. Costs related to services for the six months ended June 30, 1998 and 1997 were 37% and 38% respectively.

Revenue from services increased $ 238,764 for the three months ended June 30, 1998 as compared to the same period in 1997, an increase of 14%. This increase resulted from the expansion of the

Company's customer base for monthly monitoring and rental services. Costs related to services for the three months ended June 30, 1998 and 1997 were 37% and 38% respectively.

Revenue from product sales increased $ 22,910 for the six months ended June 30, 1998 as compared to the same period in 1997, an increase of 8%. The gross profit on product sales for the six months ended June 30, 1998 and 1997 was 20% and 7% respectively.

Revenue from product sales decreased $ 83,773 for the three months ended June 30, 1998 as compared to the same period in 1997, a decrease of 47%. The gross profit on product sales for the three months ended June 30, 1998 and 1997 was 4% and 8% respectively. The decrease in product sales was a result of management's changing focus toward the growth of its subscriber base and rental income.

Interest expense for the six months ended June 30, 1998 and 1997 was $10,096 and $25,236 respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the six months ended June 30, 1998 and 1997 were 38% and 38% respectively.

Interest expense for the three months ended June 30, 1998 and 1997 was $3,548 and $11,104 respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended June 30, 1998 and 1997 were 40% and 35% respectively.

                          PART II. - OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders.

On June 6, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "1998 Meeting").

At the 1998 Meeting, the Company's shareholders elected five directors to serve until the 1999 Annual Meeting of Shareholders and until their respective successors shall be elected and qualified. The vote for such directors was as follows:

                                        For                  Withheld

         Howard M. Siegel          4,710,468                41,275
         Peter Breitstone          4,714,893                16,850
         Leonard Herz              4,712,793                18,950
         Theodore Simon            4,710,893                20,850
         Dennis Stern              4,716,093                15,650



The Company's shareholders voted with respect to the ratification and approval of Margolin, Winer & Evens, LLP as the Company's independent auditors for the year ending December 31, 1998. Approximately 99% of the votes cast with respect to the ratification and approval voted in favor of the proposal and accordingly, the proposal was approved.

Item 6.  Exhibit and Reports on Form 8-K:

(a) Exhibits:

         27.  Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AMERICAN MEDICAL ALERT CORP.




Dated: August 6, 1998                   By: /s/ Howard M. Siegel
                                            --------------------
                                                Howard M. Siegel
                                                President and Chief Operating
                                                 Officer



                                        By: /s/ Corey M. Aronin
                                            -------------------
                                                Corey M. Aronin
                                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                          Description
----------                           -----------



  27.                            Financial Data Schedule