Form 10QSB
period 1998-09-30
AMERICAN MEDICAL ALERT CORP
filed 1998-11-03
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998


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

                                   (516) 536-5850
                  (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,948,419 shares of $.01 par value common stock as of October 23, 1998.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                 PAGE

Item 1.        Financial Statements

                             Condensed Balance Sheets for September 30, 1998
                             and December 31, 1997                                 1

                             Condensed Statements of Income for the
                             Nine Months Ended September 30, 1998 and 1997         2

                             Condensed Statements of Income for the
                             Three Months Ended September 30, 1998 and 1997        3

                             Condensed Statements of Cash Flows for
                             the Nine Months Ended September 30, 1998 and 1997     4

                             Notes to Condensed Financial Statements               5

Item 2.        Management's Discussion and Analysis or
                             Plan of Operation                                     6


                           PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                                    7

Item 1.  Financial Statements.

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                               September 30, 1998                    Dec. 31, 1997*
                                                                               ------------------                    ---------------
                                                                                  (Unaudited)

CURRENT ASSETS
  Cash                                                                           $   514,182                           $  304,739
  Accounts and notes receivable                                                    1,803,581                            1,574,738
  (net of allowance for doubtful accounts of $60,000 in '98 & $30,000 '97)
  Inventory                                                                        1,270,735                            1,310,551
  Prepaid expenses and other current assets                                          211,050                              196,990
  Deferred income tax benefit                                                         93,000                               97,000
                                                                                  -----------                         -----------
  Total Current Assets                                                             3,892,548                            3,484,018
FIXED ASSETS:
  (Net of accumulated depreciation and amortization)                               4,252,212                            3,732,849

OTHER ASSETS                                                                         237,455                               34,761
                                                                                  -----------                        ------------

TOTAL ASSETS                                                                      $8,382,215                           $7,251,628
                                                                                  ===========                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable bank                                                            $          -0-                         $   150,000
  Accounts payable                                                                   149,663                              161,795
  Accrued expenses                                                                   183,311                              139,802
  Taxes payable                                                                       35,192                                   -0-
  Current portion of deferred income                                                   4,700                                   -0-
  Current portion of long-term debt                                                   68,832                                9,056
                                                                                -------------                         ------------
TOTAL CURRENT LIABILITIES                                                            441,698                              460,653
                                                                                -------------                         ------------

DEFERRED INCOME TAX LIABILITY                                                        318,000                              318,000
DEFERRED INCOME                                                                       18,066                                   -0-
LONG-TERM DEBT - LESS CURRENT MATURITIES                                             177,870                                2,797
                                                                                -------------                         ------------
TOTAL LIABILITIES                                                                    955,634                              781,450
                                                                                -------------                         ------------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
  Common stock - $.01 par value; authorized - 10,000,000 shares;
  issued - 5,992,329 shares in 1998 and 5,904,607 shares in 1997                      59,923                               59,045
  Additional paid-in capital                                                       4,709,589                            4,523,189
  Retained Earnings                                                                2,763,101                            1,993,976
                                                                                -------------                         ------------
                                                                                   7,532,613                            6,576,210
  Less 43,910 shares in 1998 & 1997 of treasury stock, at cost                      (106,032)                            (106,032)
                                                                                -------------                         ------------
  Total Shareholder's Equity                                                       7,426,581                            6,470,178
                                                                                -------------                         ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                          $8,382,215                           $7,251,628
                                                                                =============                         ============

See accompanying notes to condensed financial statements.
* Derived from audited financial statements

                                        1

                         CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                  ------------------------------------------------
                                                                  1998                                        1997
                                                                  ----                                        ----

Revenues:
               Services                                        $     5,758,704                    $        5,009,103
               Product sales                                           422,770                               736,836
                                                               ---------------                      ----------------
                                                                     6,181,474                             5,745,939
                                                               ---------------                      ----------------
Costs and Expenses (Income):
               Costs related to service                              2,063,540                             1,911,850
               Costs of products sold                                  354,653                               675,659
               Selling, general and
               administrative expenses                               2,375,657                             2,008,717
               Interest expense                                         14,462                                35,183
               Other income                                             (7,963)                               (1,001)
                                                               ---------------                      ----------------
                                                                     4,800,349                             4,630,408
                                                               ---------------                      ----------------

Income before provision for income taxes                             1,381,125                             1,115,531


Provision for income taxes                                             612,000                               490,000
                                                               ---------------                      ----------------



NET INCOME                                                      $      769,125                      $        625,531
                                                               ===============                      ================
Net income per share
               Basic                                            $          .13                      $            .11
                                                               ===============                      ================
               Diluted                                          $          .13                      $            .11
                                                               ===============                      ================

Weighted average number of common shares outstanding (Note 3)
               Basic                                                 5,907,409                             5,832,567
                                                               ===============                     =================
               Diluted                                               6,006,736                             5,938,691
                                                               ===============                     =================


See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                           Three Months Ended September 30,
                                                                                         ------------------------------------
                                                                                         1998                           1997
                                                                                         ----                           ----

Revenues:
               Services                                                         $       2,028,487                 $    1,724,311
               Product sales                                                              107,967                        444,942
                                                                                   --------------                 --------------
                                                                                        2,136,454                      2,169,253
                                                                                   --------------                 --------------
Costs and Expenses (Income):
               Costs related to services                                                  696,261                        678,242
               Costs of products sold                                                     103,906                        405,240
               Selling, general and
               administrative expenses                                                    833,419                        653,138
               Interest expense                                                             4,366                         11,248
               Other income                                                                (4,363)                          (320)
                                                                                    -------------                 --------------
                                                                                        1,633,589                      1,747,548
                                                                                    -------------                 --------------

Income before provision for income taxes                                                  502,865                        421,705


Provision for income taxes                                                                223,000                        184,300
                                                                                   --------------                 --------------



NET INCOME                                                                        $       279,865                 $      237,405
                                                                                   ==============                 ==============

Net income per share
               Basic                                                              $           .05                 $          .04
                                                                                  ===============                 ==============
               Diluted                                                            $           .05                 $          .04
                                                                                  ===============                 ==============

Weighted average number of common shares outstanding (Note 3)
               Basic                                                                    5,948,419                      5,858,400
                                                                                  ===============                 ==============
               Diluted                                                                  6,098,342                      5,979,819
                                                                                  ===============                 ==============

See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                               Nine Months Ended September 30,
                                                                                            ------------------------------------
                                                                                            1998                           1997
                                                                                            ----                           ----

Cash Flows From Operating Activities:
               Net Income                                                                 $ 756,125                    $ 625,531
               Adjustments to reconcile net income to net cash provided
               by operating activities
               Provision for bad debts                                                      30,000                            -0-
               Depreciation and amortization                                               734,171                       569,680
               Issuance of stock for consulting fees                                            -0-                        3,828
               Loss on unrecovered leased medical equipment                                 64,200                            -0-
               Change in Assets and Liabilities:
               (Increase) in receivables                                                  (228,843)                     (690,729)
               Decrease in inventory                                                        39,816                         2,243
               (Increase) in prepaid expenses
                  and other assets                                                        (212,754)                      (94,448)
               Increase (Decrease) in accounts payable,
                  accrued expenses and taxes payable                                       (65,335)                      125,363
                                                                                      -------------                   ----------

Net Cash Provided by Operating Activities                                                1,130,380                       541,468
                                                                                      -------------                   ----------

Cash Flows from Investing Activities:
               Net expenditures for fixed assets                                        (1,001,564)                     (692,110)
               Payment for account acquisitions                                           (191,500)                           -0-
Net Cash (Used In) Investing Activities                                                 (1,193,064)                     (692,110)
                                                                                   ----------------                   ----------

Cash Flows from Financing Activities:
               Repayment of bank borrowing                                                (150,000)                           -0-
               Increase (Decrease) in loans payable                                        234,849                        (6,783)
               Net Proceeds upon exercise of stock options                                 187,278                       127,984
                                                                                   ----------------                   ----------

Net Cash Provided By Financing Activities                                                  272,127                       121,201
                                                                                   ----------------                   ----------

Net Increase (Decrease) in Cash                                                     $      209,443                    $  (29,441)

Cash, Beginning of Period                                                                  304,739                       301,013
                                                                                   ----------------                   ----------
Cash, End of Period                                                                 $      514,182                    $  271,572
                                                                                   ================                   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                                                       $        14,462                    $   35,183
                                                                                   ================                   ===========

CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                                                   $       540,809                    $  521,118
                                                                                   ================                   ===========




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



2.     Results of Operations:

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and of cash flows for the nine months ended September 30, 1998 and 1997.

       The accounting policies used in preparing these financial  statements are
       the  same  as  those   described  in  the  December  31,  1997  financial
       statements.

       The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.



3.     Income Per Share:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the nine months ended September 30, 1997 have been stated to conform with this pronouncement.

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

This discussion contains forward-looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at relatively high levels, are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

Liquidity and Capital Resources
-------------------------------

On April 27, 1998, the Company renegotiated a $2,000,000 Revolving Credit Facility with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of October 23, 1998. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

During 1998, the Company anticipates that it will make capital investments of approximately $1,750,000 of which approximately $995,000 has been expended through September 30, 1998 for the purchase and production of additional systems which the Company intends to rent. In addition, approximately $145,000 has been expended for the purchase of office and computer equipment used in operations. The Company has also entered into a sale/leaseback agreement for certain equipment.

The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

Year 2000 Compliance
--------------------

       The Company is in the process of evaluating its computer systems to determine what modifications, if any, are necessary to make such systems compatible with Year 2000 requirements. As many of the Company's computer systems and software have been put into service within the last few years, or are currently being replaced with Year 2000 compliant systems and software, the Company does not expect any such modifications to require material expenditures or have a material adverse effect on the Company's financial position or results of operations.

       There can be no assurance, however, that the computer systems of other companies on which the Company's systems rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems or software, would not have a material adverse effect on the Company. The Company has had discussions with its material vendors and suppliers with respect to the Year 2000 compliance of such entities. Based upon such discussions, the Company believes that it is not likely that the Company's relationships with such entities will result in a material adverse effect on the Company's business or results of operations in connection with Year 2000 compliance.

Results of Operations
---------------------

Revenue from services increased $749,601 for the nine months ended September 30, 1998 as compared to the same period in 1997, an increase of 15%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and rental services. Costs related to services for the nine months ended September 30, 1998 and 1997 were 36% and 38%, respectively. Costs decreased as a result of lower costs relative to new units.

Revenue from services increased $304,176 for the three months ended September 30, 1998 as compared to the same period in 1997, an increase of 18%. This increase resulted from the expansion of the Company's customer base for monthly monitoring and rental services. Costs related to services for the three months ended September 30, 1998 and 1997 were 34% and 39%, respectively. Costs decreased as a result of lower costs relative to new units.

Revenue from product sales decreased $314,066 for the nine months ended September 30, 1998 as compared to the same period in 1997, a decrease of 43%. The gross profit on product sales for the nine months ended September 30, 1998 and 1997 was 16% and 8%, respectively. Revenue from product sales decreased $336,975 for the three months ended September 30, 1998 as compared to the same period in 1997, a decrease of 76%. The decrease in product sales was a result of management's changing focus toward the growth of its subscriber base and rental income.

Interest expense for the nine months ended September 30, 1998 and 1997 was $14,462 and $35,183, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the nine months ended September 30, 1998 and 1997 were 38% and 35%, respectively.

Interest expense for the three months ended September 30, 1998 and 1997 was $4,366 and $11,248, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended September 30, 1998 and 1997 were 39% and 30%, respectively.


                            PART II OTHER INFORMATION


Item 3. Exhibit and Reports on Form 8-K.

(a)  Exhibits:

      27.  Financial Data Schedule


(b) Reports on Form 8-K:

       No reports on Form 8-K were filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AMERICAN MEDICAL ALERT CORP.


Dated:  November 3, 1998                 By:     /s/ Howard M. Siegel
                                            ------------------------------------
                                                     Howard M. Siegel
                                           President and Chief Operating Officer



                                         By:     /s/ Corey M. Aronin
                                             -----------------------------------
                                                     Corey M. Aronin
                                            Chief Financial Officer