Form 10KSB
period 1998-12-31
AMERICAN MEDICAL ALERT CORP
filed 1999-03-30
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               New York                                     11-2571221
    ------------------------------                        ----------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

  3265 Lawson Boulevard, Oceanside, New York                       11572
  -------------------------------------------                     ------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (516) 536-5850
                                ---------------
                (Issuer's Telephone Number, Including Area Code)

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
 Yes X  No
     --    --
                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                  The  issuer's  revenues  for  its  most  recent  fiscal  year:
$8,297,208.

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 1999, was $19,137,156 computed by reference to the average closing bid and asked prices of such stock as reported on NASDAQ on that date.

                  Aggregate number of shares of Common Stock outstanding as of March 22, 1999: 6,379,052

DOCUMENTS INCORPORATED BY REFERENCE:

                  Portions of the definitive Proxy Statement of the registrant, to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this report.

                                     PART I

Item 1.  Description of Business.

General

         American Medical Alert Corp. (the "Company"), a company incorporated under the laws of the State of New York in 1981, is engaged in the business of designing, engineering, marketing, installing and monitoring computerized Personal Emergency Response Systems ("PERS"), stand-alone and PERS integrated medication dispensers using proprietary and commercially available technology. The Company markets to consumers, healthcare agencies, hospitals, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and government agencies amongst others. Changes in new federal policies affecting the delivery of home healthcare services to medicare and medicaid populations are an important factor in the Company's marketing philosophy. A primary corporate goal is to enhance the use of homecare as opposed to hospitalization by making available cost effective at-home patient monitoring services.

         The Company has entered into an exclusive licensing agreement to market a unique medication dispenser. Exclusive marketing rights include the United States, Canada and Mexico. The failure of patients to achieve medication compliance is a major contributor to increasing hospitalization costs. The device will be marketed in conjunction with the Company's PERS products (i.e. supervised) as a stand-alone unit.

Products and Services

         The Company's core business has and will continue to be to increase monthly residual revenues (MRR) through the development and marketing of high-tech PERS and other home care monitoring devices. VOICECARE(R) Systems enable a person to remain independent, reduce costly hours of safety supervision, and enjoy the comforts of living at home while giving family and care givers peace of mind. Monitoring an individual from such person's home demands the immediate transmission of changes that have an effect on medical and physical conditions. The Health Care Financing Administration's (HCFA) list of approved homecare monitored services is continuously increasing. The use of homecare as an alternative to internment should continue to increase, thereby making available the opportunity for broader use of the Company's current and future products.

Personal Emergency Response Systems

         VOICECARE(R) Systems have been designed to permit two-way (talk/listen) voice communications between an individual and monitoring personnel. VOICECARE(R) Systems are packaged as either a table top or wall mounted system. The table top systems are primarily utilized by private-pay consumers, hospitals, home healthcare providers and government agencies. The wall mounted units are typically used in new and refurbished senior multi-housing facilities, i.e., assisted living retirement settings.

         The Company's PERS provide 24 hour monitoring and customized response protocols to the medically at-risk, elderly, infirm, physically challenged and home-bound population. Through the use of its VOICECARE(R) System, individuals in need of assistance are able to signal for help at the touch of a button and utilize two-way voice communication to identify the appropriate level of assistance required.

         When the subscriber initiates a call for help, the system transmits an audible tone and flashes a light, indicating that the system is alerting the Emergency Response Center ("ERC"). The Company's VOICECARE(R) System, utilizing the subscriber's telephone, permits hands-free voice communication between the subscriber and the ERC. The equipment includes a two-way voice communicator connected to the telephone line in the subscriber's home and a personal help activator which is worn or carried by the subscriber. When the system is activated, the ERC software acknowledges the incoming signal and automatically displays the subscriber's personal information in the monitoring center. The subscriber and monitor speak to each other, thus allowing the ERC to determine the nature of the emergency and the level of help required. Appropriate assistance is immediately dispatched in accordance with predetermined protocol and the assistance of the subscriber.

         The Company's primary and back-up ERCs are capable of handling multiple requests for assistance at any given time. The Company believes that subscriber signals are routinely processed by the ERC in less than one minute from initiation. The Company's back-up monitoring center, first introduced by the Company, located in Mt. Laurel, New Jersey, provides an additional safeguard to the reliability of its VOICECARE(R) Systems.

         VOICECARE(R) Systems can monitor proprietary as well as commercially available intrusion, fire detection and other similar devices.

Medical Dispensing Device

         MEDTIME(R), the Company's newly licensed medication dispenser and reminder system, is a natural extension to the Company's products and services. Management believes that such product's potential is significant as a result of a growing concern over non-compliance issues. Management believes that MEDTIME(R) could be a valuable asset to visually or mentally handicapped and senile patients as well as patients on daily medication regimes. The product can be utilized on a stand-alone basis or integrated with the Company's PERS to notify the Monitoring Center of a patient's non- compliant event. MEDTIME(R) contains a tray with 28 compartments, and at pre-programmed times (one to four times a day), the dispenser emits an audible tone and rotates to deliver the right medication at the right time through an aperture in the lid. The signal remains active for a maximum of 30 minutes or until the medication is taken. Upon consumer compliance, the alarm signal shuts off and is automatically reset.

         Several states have already created a reimbursement mechanism for the use of MEDTIME(R) by Medicaid and AIDS patients. In addition, a major developer and operator of assisted living facilities is test marketing the use of the dispenser at several of its assisted living facilities.

Monitoring

         In addition to its voice communication systems, the Company makes available, as an additional and integral part of the VOICECARE(R) System, a unique monitoring service. Personnel located at the Company's Monitoring Center utilize personal computers, arranged in a local area network, to process all incoming signals. Each of the Company's monitoring personnel are trained according to Emergency Medical Dispatcher protocol. All signals for assistance are programmed to access the Center's subscriber database which enables monitoring personnel to take pre-determined actions quickly. Relevant information concerning the subscriber is displayed on a monitor. Monitoring personnel are trained to take appropriate action on behalf of all subscribers. The technology includes digital communicators, radio frequency devices and two-way voice circuits. System activation may occur from a host of ancillary contacts, switches or other devices. In most applications, the Company provides long distance, toll-free telephone lines for signal transmission. The Company's monitoring centers are capable of simultaneously identifying and processing a variety of signals from a host of activating devices.

Vital Sign Monitoring

         The Company recently entered into a consulting agreement with a leading cardiologist to assist in the selection of equipment and/or partners to enter the field of cardiac monitoring in the home. Many of the Company's service providers have suggested that the Company consider diversification and offer a broader range of monitoring services. Management believes that this field offers a significant opportunity for expansion.

Production/Purchasing

         Generally, the Company utilizes subcontractors to assemble its products. These services are generally provided through verbal arrangements and Company-issued purchase orders. The Company has primary and back-up subcontractors. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that in the event any such relationship were to be terminated, the Company would be able to engage the services of additional or different subcontractors as would be required to fulfill its needs without any material adverse effect to the Company's operations.

         With the exception of several proprietary components, which are manufactured to the Company's specifications, the manufacturing of the Company's product lines requires the use of generally available electronic components and hardware.
                                       -5-

Marketing/Customers

         The Company markets its products and monitoring services to consumers, hospitals, home healthcare providers, government agencies, third-party insurers, developers of retirement communities and in connection with commercial applications, among others. The Company believes that these markets offer the Company an opportunity for significant growth.

         Sales, rentals and leases of the Company's products and monitoring services are made through the efforts of its own sales personnel, service providers and independent distributors. The Company is an approved Medicaid provider in the States of New York, Georgia, Illinois, South Carolina, Colorado and Nevada. During the years ended December 31, 1998, 1997 and 1996, the Company had revenues from one contract with a municipality located in New York which represented 47%, 44% and 44%, respectively, of its total revenue. The contract to provide services to this municipality expires on June 30, 1999. In January 1999, the Company submitted its proposal to the municipality to renew and extend the contract. If the municipality does not renew the contract, a significant amount of the Company's revenues would be lost, which would have a material adverse effect on the Company's business and results of operations.

         The Company continues development on new healthcare systems that it plans to continue testing during fiscal year 1999. Examples include:

1.                MED  TIME(R):  This  product  will be used by home  healthcare
                  patients   for  the  purpose  of  insuring   that   prescribed
                  medications are taken in accordance with physicians' orders.

2.                Remote Paging

3.                Vital Sign Monitoring

4.                Interactive Telephone Monitoring

5.                Cardiac Monitoring

6. H-LINK(R): Marketing concept to facilitate the continuum of care through managed care networks.

In addition, the Company continues to seek new applications for its interactive voice technology.

Installation and Services

         The Company provides its own personnel, uses independent subcontractors or provides training for customers' personnel for installation and servicing of its VOICECARE(R) Systems. In addition, telephone interconnect companies install VOICECARE(R) Systems for the Company in some locations.

Sales, Leasing and Monitoring Revenues

         The Company markets its products through sales and various rental arrangements. The Company also offers VOICECARE(R) Systems, including monitoring center equipment for on-site monitoring, using similar purchase and lease arrangements.

         The Company offers monitoring service for its own PERS, as well as personal emergency response systems manufactured by others, on a monthly fee basis. Multi-user providers have the option of using the Company's monitoring services either as a primary or back-up center. The majority of customers have selected the Company's Monitoring Center in Oceanside, New York to provide primary and back-up monitoring on behalf of their clients. Monitoring fees are charged to individuals and entities who utilize the Company's monitoring services, whether on a primary basis in the case of individuals or on a back-up basis with respect to those who purchase or lease complete VOICECARE(R) Systems and elect to provide their own on-site primary monitoring.

Patents and Trademarks

         The Company considers its proprietary trademarks to be an important element of its marketing program. The Company believes that continued development of new services and products and trademark protection are important in maintaining its competitive advantage. The Company's trademarks include "VOICECARE(R)", "VOICE OF HELP(R)", "THE VOICE OF HELP(R)", "MED TIME(R)", "H-LINK(R)", "ACCUTROL(R)", "MED PASS(R)", "ROOM MATE(R)", "SYSTEM-one(R)" and "HELPING PEOPLE LIVE BETTER(R)", each of which is registered with the United States Patent and Trademark Office.

Competition

         The Company's competition includes manufacturers, distributors and providers of personal emergency response equipment and services, and a limited number of burglar and fire alarm companies. Certain of the Company's competitors have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources than the Company. The Company's competition focuses its marketing and sales efforts in three distinct areas:
Government reimbursed programs, hospital/private-pay and multi-housing applications. The Company believes that its customers' main considerations in choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes that its experience and expertise give it a significant advantage over its competitors.

Research and Development

         In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. Expenditures for research and development for the years ended December 31, 1998, 1997 and 1996 were $14,586, $20,441 and $24,339, respectively.

Employees

         As of March 24, 1999, the Company employed 103 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

Item 2.  Description of Properties.

         The Company's executive offices and primary Monitoring Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman and President. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease for an additional 2,200 square feet of office space owned by Howard M. Siegel. The lease calls for an initial minimum annual rental of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. The Company believes that the terms of this lease are no less favorable than could be obtained from an unaffiliated third party.

         The Company houses its Engineering, Research and Development, Quality Control, Testing and Back-up Monitoring Departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party. The lease expires on December 31, 2000 and provides for a current base annual rental of $40,500 plus charges for certain operating expenses.

         The Company maintains a satellite marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated party at an annual rental, plus certain operating charges, of $17,980, pursuant to a lease which expires on April 30, 1999.

         The Company leases approximately 1,500 square feet of space in Flushing, New York pursuant to a three-year lease which expires on August 31, 2001, for office, warehouse, storage, shipping and receiving purposes. The lease provides for an annual rent of $15,281 during the first year of the term, $16,045 during the second year of the term and $16,848 during the third year of the term.
                                       -8-

         The Company maintains a satellite marketing and administrative office in Countryside, Illinois. The Company leases approximately 1,200 square feet of space from an unaffiliated party pursuant to a lease which expires on July 1, 2000. The lease provides for an annual rent of approximately $16,000.

         The Company believes that these properties are suitable for their intended uses and are adequate to meet its current requirements. The Company does not own any property.

Item 3.  Legal Proceedings.

         Although the Company is a party to certain routine litigations incidental to its business, the Company believes that there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         No matters were submitted during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.
                                       -9-

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on NASDAQ (Symbol: AMAC). The high and low bid prices for the Common Stock, as furnished by NASDAQ, are shown for the fiscal years indicated. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                 High                    Low
                                                 ----                    ---

      1997          First Quarter           $     3.4375           $     2.0625
      ----
                    Second Quarter                3.4375                 2.3125
                    Third Quarter                 3.5625                 2.5625
                    Fourth Quarter                3.0000                 2.0000

      1998          First Quarter           $     3.0000           $     2.1250
      ----
                    Second Quarter                4.1250                 2.6250
                    Third Quarter                 3.1250                 2.3750
                    Fourth Quarter                4.2500                 2.2500

         As of March 24, 1999, there were 426 record holders of the Company's Common Stock.

         The Company did not pay dividends on its Common Stock during the two years ended December 31, 1998 and does not anticipate paying dividends in the foreseeable future.

Item 6.  Managements's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes hereto.

Results of Operations

         The Company's gross revenues increased from $7,636,730 in 1997 to $8,297,208 in 1998, an increase of 9%, and increased from $7,255,842 in 1996 to $7,636,730 in 1997, an increase of 5%. The increase in gross revenues from 1997 to 1998 and 1996 to 1997 resulted from management's emphasis on the continued growth of the Company's recurring service revenue base.

         Revenues from services increased from $6,757,594 in 1997 to $7,812,571 in 1998, an increase of 16%, and increased from $6,119,946 in 1996 to $6,757,594 in 1997, an increase of 10%. These
                                      -10-
increases resulted from the expansion of the Company's customer base for monthly monitoring, rental and leasing services. Costs related to services for 1998, 1997 and 1996 were 36%, 38% and 34%, respectively. In 1998, costs as a percentage of revenue decreased as a result of greater operational efficiencies. In 1997, costs as a percentage of revenue increased due to increased reserves for obsolescence of equipment and amortization.

         Revenues from product sales decreased from $879,136 in 1997 to $484,637 in 1998, a decrease of 45%, and decreased from $1,135,896 in 1996 to $879,136 in 1997, a decrease of 23%. Decreases in revenues from product sales from 1997 to 1998 and 1996 to 1997 were primarily a result of management's changing focus toward the growth of its subscriber base, rental income and service revenues. Gross profit on product sales in 1998, 1997 and 1996 was 2%, 4% and 30%, respectively. Gross profit on product sales decreased in 1998 and 1997 in part due to sales incentives given to introduce the Model 800 and 700 PERS, respectively, and associated start-up production costs.

         Selling, general and administrative expenses increased from $2,726,254 in 1997 to $3,254,153 in 1998, an increase of 19%, and increased from $2,705,525 in 1996 to $2,726,254 in 1997, an increase of 8%. Additional expenses incurred in 1998 were the result of increased sales and marketing expenses, expansion of the sales department and hiring of additional management personnel. Expenses in 1997 did not increase as a result of greater operational efficiencies.

         Interest  expense for 1998,  1997 and 1996 was  $21,802,  $46,705,  and
$46,965, respectively. Interest expense decreased in 1998 and 1997 due to improved cash flow and reductions in average monthly borrowing.

         The Company's income before provision for income taxes in 1998 was $1,725,503, an increase of $247,995 from 1997, or 17%. The increase in 1998 resulted from an increase in the Company's residual service revenues and greater operational efficiencies. Income before provision for income taxes in 1997 was $1,477,508, a decrease of $161,385 from 1996, or 10%. The decrease in 1997 resulted from a decrease in the Company's product sales revenues and associated decreases in gross profit.

Liquidity and Capital Resources

         During 1998, cash provided by operating activities was $1,511,320 as compared to $945,939 in 1997. Cash paid for income taxes in 1998 was $695,809 as compared to $704,254 in 1997. Expenditures for fixed assets and medical devices held for lease aggregated $1,711,996 in 1998, an increase from $761,019, the amount purchased in 1997. During 1998, cash increased by $1,115,103, as compared to an increase in cash of $3,726 in 1997.

         In December 1998, 369,310 warrants to purchase shares of the Company's Common Stock at $3.50 per share were exercised, increasing cash by $1,292,586. The Company had sold units that contained warrants to purchase 850,000 shares of the Company's Common Stock at $3.50 per share in December 1983. The remaining 480,690 units that contained warrants to purchase the Company's Common Stock expired on December 26, 1998.

         On April 27, 1998, the Company renegotiated a $2,000,000 Revolving Credit Facility (the "Credit Facility") with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or the LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of March 24, 1999. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. Prior to April 27, 1998, the Company had a similar arrangement with another bank which permitted borrowings up to $1,500,000. At December 31, 1997, $150,000 was outstanding.

         The Company's working capital on December 31, 1998 was $4,787,083 as compared to $3,023,365 on December 31, 1997. During 1999, the Company anticipates that it will make capital investments of approximately $1,700,000 for the production and purchase of additional systems which the Company intends to rent and enhance its management information systems. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

         The Company derives a significant portion of its revenue from one contract with a municipality located in New York. This contract expires on June 30, 1999. In January 1999, the Company submitted its proposal to the municipality to renew and extend the contract. Revenues earned from this municipality represented 47%, 44% and 44%, respectively, of total revenues for the years ended December 31, 1998, 1997 and 1996. Leased medical devices in service relating to this contract represented 42% and 45%, respectively, of total leased medical devices at December 31, 1998 and 1997. In the event the municipality does not renew such contract, a significant amount of the Company's revenues would be lost, which would have a material adverse effect on the Company's business and results of operations. In the event of such non-renewal, the Company's management will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other govermental agencies.

Year 2000 Compliance

         General

         The Company is in the process of evaluating its management information systems to determine what modifications, if any, are necessary to make such systems compatible with Year 2000 requirements. As many of the Company's computer systems and software have been put into service within the last few years, or are currently being replaced with Year 2000 compliant systems and software, the Company does not expect any such modifications to require material expenditures or have a material adverse effect on the Company's financial position or results of operations. The

Company anticipates that any modifications required to be made to its software systems to comply with the Year 2000 Issue will be completed in a timely manner.

         Third Parties

         The Company has also initiated formal communications with significant suppliers and other key third parties to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's results of operations.

         Risk Assessment/Contingency Planning

         At this time, the Company believes its most reasonable likely worst case scenario would include (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; or
(ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third-party vendors to identify potential risks for contingency planning purposes. The Company anticipates that appropriate contingency plans will be prepared throughout 1999 as determined to be necessary.

Item 7. Financial Statements.

         The financial statements required hereby are located on pages F-1 through F-21.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         None.
                                      -13-

                                    PART III

                  The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 1999 Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K.


(a)     Exhibits

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

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

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

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

        4(g) Amendment, dated November 5, 1997, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to
                                       Exhibit 4(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

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

        10(f)                          Second Amendment to the Mt. Laurel Lease.
                                       (Incorporated  by  reference  to  Exhibit
                                       10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

        10(g) Third Amendment to the Mt. Laurel Lease (Incorporated by reference to Exhibit 10(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(h) Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

        10(i) Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(j) Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(k) Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company's Form 10- KSB for the year ended December 31, 1997).

        10(l)* Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York dated September 1, 1998 by and between the Company and Roseann and Charles Rojo.

        10(m) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

        10(n) Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1997).

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

        10(p)                          Amended    1991   Stock    Option   Plan.
                                       (Incorporated  by  reference  to  Exhibit
                                       10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

       10(q) 1997 Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Company's Form 10-KSB for the year ended December 31, 1997).

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

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

        10(t) Agreement between the Company and the City of New York, as extended through June 30, 1999. (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31,
                                       1996).

        10(u) Purchase/Leaseback Agreement dated January 13, 1998 with Celtic Leasing Corp. (Incorporated by reference to
                                       Exhibit  10(u)  to  the  Company's   Form
                                       10-KSB  for the year ended  December  31,
                                       1997).

        10(v) Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997 (Incorporated by reference to Exhibit 10(v) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(w)* Loan Agreement dated as of April 27, 1998 by and between the Company and European American Bank.

        10(x)* Assignment of Rents and Leases dated January 7, 1999 relating to the leased premises at 910 Church Street, Decatur, Georgia.

        23(a)*                         Consent of Margolin, Winer & Evens LLP.

        27*                            Financial Data Schedule.

        -------------------
        *   Filed herewith.

(b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                         AMERICAN MEDICAL ALERT CORP.














FINANCIAL STATEMENTS
Years Ended December 31, 1998, 1997 and 1996

AMERICAN MEDICAL ALERT CORP.
CONTENTS





Report of Independent Accountants                                      1


Financial Statements:

Balance Sheets                                                         2

Statements of Income                                                   5

Statements of Shareholders' Equity                                     6

Statements of Cash Flows                                               8

Notes to Financial Statements                                         10

Report of Independent Accountants





Board of Directors and Shareholders
American Medical Alert Corp.
Oceanside, New York


We have audited the accompanying balance sheets of American Medical Alert Corp. as of December 31, 1998 and 1997 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

MARGOLIN, WINER & EVENS LLP
Garden City, New York

February 17, 1999



AMERICAN MEDICAL ALERT CORP.



 BALANCE SHEETS

==================================================================================================================================
December 31,                                                                             1998                        1997
----------------------------------------------------------------------------------------------------------------------------------

ASSETS (Note 3)


Current Assets:
         Cash                                                                     $      1,419,842         $       304,739
         Accounts and notes receivable (net of allowance for doubtful accounts of $60,000 in 1998 and $30,000 in 1997)
                  (Notes 1, 2, 5 and 10)                                                 2,170,498               1,574,738
         Inventory (Note 1)                                                              1,329,526               1,310,551
         Prepaid expenses and taxes and other current assets
                  (Notes 1 and 5)                                                          139,632                 196,990
         Deferred income taxes (Notes 1 and 5)                                             121,000                  97,000
                                                                                  ----------------         ---------------

Total Current Assets                                                                     5,180,498               3,484,018
                                                                                  ----------------         ---------------


Fixed Assets - at cost:
         Leased medical devices                                                          6,214,857               5,152,258
         Monitoring equipment                                                              561,033                 308,563
         Furniture and equipment                                                           419,450                 338,044
         Leasehold improvements                                                            214,638                 197,680
         Automobiles                                                                        44,792                  36,302
                                                                                  ----------------         ---------------
                                                                                         7,454,770               6,032,847
         Less accumulated depreciation and amortization (Note 1)                         2,913,424               2,299,998
                                                                                  ----------------         ---------------

                                                                                         4,541,346               3,732,849
                                                                                  ----------------         ---------------


Other Assets
         Intangible assets (net of accumulated amortization
                  of $24,150 in 1998) (Note 1)                                             167,350                       -
         Other assets                                                                       35,002                  34,761
                                                                                  ----------------         ---------------




The accompanying notes are an integral part of these financial statements.
                                       F-2



AMERICAN MEDICAL ALERT CORP.


BALANCE SHEETS
=================================================================================================================
December 31,                                                                       1998                  1997

                                                                                   202,352             34,761
                                                                                ----------         ----------


Total Assets                                                                    $ ,924,196         $7,251,628
                                                                                ==========         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Notes payable - bank (Note 3)                                        $       -          $  150,000
           Accounts payable                                                        185,394            161,795
           Accrued expenses                                                        142,342            139,802
           Taxes payable                                                            21,569                 -
           Current portion of capital lease obligations (Note 6)                    44,110              9,056
                                                                                ----------         ----------

Total Current Liabilities                                                          393,415            460,653

Deferred Income Tax Liability (Notes 1 and 5)                                      332,000            318,000

Deferred Income                                                                     22,766                 -

Long-Term Portion of Capital Lease Obligations (Note 6)                            148,542              2,797
                                                                                ----------         ----------

Total Liabilities                                                                  896,723            781,450
                                                                                ----------         ----------

Commitments (Notes 6, 7 and 9)                                                          -                  -


The accompanying notes are an integral part of these financial statements.



AMERICAN MEDICAL ALERT CORP.


BALANCE SHEETS
==============================================================================================================================
December 31,                                                                                  1998                 1997
Shareholders' Equity (Notes 7 and 9):
           Common   stock, $.01 par value authorized,  10,000,000 shares; issued
                    6,397,570 shares in 1998 and
                    5,904,607 shares in 1997                                                63,976               59,045
           Additional paid-in capital                                                    6,089,050            4,523,189
           Retained earnings                                                             2,980,479            1,993,976
                                                                                     -------------       --------------
                                                                                         9,133,505            6,576,210

           Less treasury stock, at cost (43,910 shares in 1998
                    and 1997                                                              (106,032)            (106,032)
                                                                                     -------------       ---------------

Total Shareholder's Equity                                                               9,027,473            6,470,178
                                                                                     -------------       --------------


Total Liabilities and Shareholder's Equity                                           $   9,924,196        $   7,251,628
                                                                                     =============        =============




   The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP.



STATEMENTS OF INCOME

============================================================================================================================
Year Ended December  31,                                                1998                1997                1996
----------------------------------------------------------------------------------------------------------------------------

Revenue (Notes 1 and 10):

         Services                                                    7,812,571            $  6,757,594         $  6,119,946

         Product sales                                                 484,637                 879,136            1,135,896
                                                                    ----------            ------------         ------------



                                                                     8,297,208               7,636,730            7,255,842
                                                                    ----------            ------------         ------------



Costs and Expenses (Income):

         Costs related to services                                   2,828,094               2,542,840            2,075,819

         Cost of products sold (Note 1)                                476,227                 844,731              789,878

         Selling, general and

                  administrative expenses                            3,254,153               2,726,254            2,705,525

         Interest expense                                               21,802                  46,705               46,965

         Other income                                                   (8,571)                 (1,308)              (1,238)
                                                                    ----------            ------------         ------------



                                                                     6,571,705               6,159,222            5,616,949
                                                                    ----------            ------------         ------------



Income Before Provision for Income Taxes                             1,725,503               1,477,508            1,638,893



Provision for Income Taxes (Notes 1 and 5)                             739,000                 673,000              720,000
                                                                    ----------            ------------         ------------



Net Income                                                             986,503            $    804,508         $    918,893
                                                                    ==========            ============         ============





Basic Earnings Per Share (Note 1)                                         .17                     .14          $        .16
                                                                    =========            ============          ============


Diluted Earnings Per Share (Note 1)                                       .16                     .14          $        .16
                                                                    =========            ============          ============




   The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.



 STATEMENTS OF SHAREHOLDERS' EQUITY

====================================================================================================================================
Years Ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                              COMMON STOCK
                                         NUMBER                             ADDITIONAL
                                           OF                                PAID-IN     RETAINED            TREASURY
                                         SHARES            AMOUNT            CAPITAL     EARNINGS             STOCK        TOTAL
                                       --------------   ---------------  -------------  --------------   ---------------------------

Balance - January 1, 1996               5,504,741        $     55,047     $ 4,088,212     $   270,575    $    (6,484)    $4,407,350

Exercise of Stock Options (Note 7)        338,535               3,385         303,778              -         (99,548)       207,615

Net Income for the Year Ended                   -                   -               -         918,893              -        918,893
                                        -------------    --------------   ------------    -----------    ------------    -----------
December 31, 1996

Balance - December 31, 1996             5,843,276              58,432       4,391,990       1,189,468       (106,032)     5,533,858

Common Stock Issued                         2,500                  25           3,803               -              -          3,828

Exercise of Stock Options (Note 7)         58,831                 588         127,396               -              -        127,984

Net Income for the Year Ended                   -                   -               -         804,508              -        804,508
                                        -------------    --------------   ------------    ------------   -------------  -----------
December 31, 1997

Balance - December 31, 1997             5,904,607              59,045       4,523,189       1,993,976       (106,032)     6,470,178



   The accompanying notes are an integral part of these financial statements.


                          AMERICAN MEDICAL ALERT CORP.


STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                              COMMON STOCK
                                         NUMBER                         ADDITIONAL
                                           OF                            PAID-IN     RETAINED        TREASURY
                                         SHARES            AMOUNT        CAPITAL     EARNINGS         STOCK         TOTAL
                                       --------------   --------------- -----------  -----------  -------------- ------------


Exercise of Stock Options (Note 7)       123,653          1,237          276,969            -              -         278,206

Exercise of Stock Warrants (Note 7)      369,310          3,694        1,288,892            -              -       1,292,586

Net Income for the Year Ended                  -              -                -      986,503              -         986,503
                                      -----------     ---------      ------------  ------------    -----------      ---------
December 31, 1998

Balance - December 31, 1998            6,397,570      $  63,976      $ 6,089,050  $ 2,980,479      $(106,032)     $9,027,473
                                      ==========      =========      ============  ===========     ===========      =========



   The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP.



STATEMENTS OF CASH FLOWS

====================================================================================================================================
Years Ended December 31,                                                              1998              1997                  1996
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
                Net income                                                       $    986,503       $    804,508    $      918,893

                Adjustments  to  reconcile  net income to net cash  provided  by operating activities:
                (Decrease) increase in provision for deferred                         (10,000)            17,000            63,000
                income taxes
                Provision for doubtful receivables                                     30,000                 -                 -
                Gain on sale and leaseback of fixed assets                             (5,600)                -                 -
                Issuance of common stock in consideration
                                  for consulting services                                  -               3,828                -
                Depreciation and amortization                                       1,050,327            780,280           646,838
                Changes in operating assets and liabilities:
                                  Increase in receivables                            (625,760)          (230,983)         (106,817)
                                  Increase in inventory                               (18,975)          (139,530)          (54,211)
                                  (Increase) decrease in prepaid expenses              57,117            (69,636)           12,081
                                  and taxes and other assets
                                  Increase (decrease) in accounts payable,             47,708           (219,528)         (160,267)
                                                                                -------------    ---------------    --------------
                                  accrued expenses and taxes payable

                Net Cash Provided by Operating Activities                           1,511,320            945,939         1,319,517
                                                                                -------------    ---------------    --------------

Cash Flows from Investing Activities:

                Expenditures for fixed assets including inventory                  (1,711,996)          (761,019)       (1,535,703)
                of medical devices held for lease in 1996
                Proceeds from sale of equipment                                       128,719                 -                 -
                Payment for account acquisitions                                     (191,500)                -                 -
                                                                                -------------    ---------------     -------------

                Net Cash Used in Investing Activities                              (1,774,777)          (761,019)       (1,535,703)
                                                                                -------------    ---------------    --------------


Cash Flows from Financing Activities:
                Net repayments on bank borrowings                                    (150,000)          (300,000)               -
                Principal payments under capital lease
                obligations                                                           (42,232)            (9,178)         (10,405)



The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP.


 STATEMENTS OF CASH FLOWS
                Proceeds upon exercise of stock options                                 278,206            127,984         207,615
                Proceeds upon exercise of stock warrants                              1,292,586                 -                -
                                                                                    -----------    ---------------      -----------

                Net Cash Provided by (Used in) Financing                              1,378,560           (181,194)        197,210
                                                                                    -----------    ----------------     -----------
                Activities

Net Increase (Decrease) In Cash                                                     $ 1,115,103     $        3,726      $  (18,976)

Cash - beginning of year                                                                304,739            301,013         319,989
                                                                                   ------------     ---------------     -----------

Cash - end of year                                                                  $ 1,419,842     $      304,739      $  301,013
                                                                                   ============     ===============     ==========


Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
                                    Interest                                       $     21,802     $       46,705      $  46,965
                                    Income taxes                                   $    695,809     $      704,254      $ 594,036


Supplemental Schedule of Noncash Investing
                                    and Financial Activities:
      Fixed assets recorded under Capital lease obligations                        $    223,030     $           -       $  15,136

      During 1996, an employee satisfied the exercise price of certain stock options by exchanging shares already owned with a fair value of $99,5489.
      The fair value of the shares received was recorded as treasury stock.



The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.   Summary of               Scope of business - The  Company's  business is to
     Significant              sell,  rent,  install,  service and monitor remote
     Accounting               communication  systems with personal  security and
     Policies                 smoke/fire  detection  capabilities,  linked to an
                              emergency response monitoring center. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies across the United States and individual consumers. (See Note 10.)


                              Inventory valuation - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Finished goods were approximately $1,262,890 and $1,155,610 at December 31, 1998 and
                              1997, respectively, and the remaining inventory consists of component parts.

                              Fixed assets - Depreciation is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

                                       Leased medical devices     5-7 years
                                       Monitoring equipment          5 years
                                       Furniture and equipment    5-7 years
                                       Automobiles                   3 years

                              Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

                              On January 1, 1996, the Company adopted the accounting requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the impairment loss, if any, is based on the fair value of the asset. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition during the three year period ending December 31, 1998.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




                              Intangible assets - Intangible assets, consisting of purchased trade accounts and a related trade name are amortized using straight-line methods at rates adequate to allocate the cost of applicable assets over their expected useful lives. Trade accounts are amortized on a straight-line basis over five years. The trade name is amortized on a straight-line basis over ten years.

                              Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," pursuant to which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carry forwards expected to reduce taxes payable in future years.

                              Revenue recognition - Revenue from the sale of medical alert devices is recognized upon delivery. Revenue from renting, installation and monitoring services is recognized upon performance of such services.

                              Research and development costs - Research and development costs, which are expensed and included in cost of products sold, were $14,586, $20,441, and $24,339 for the years ended December 31, 1998, 1997, and 1996, respectively.

                              Income per share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The

                              Company adopted SFAS No. 128 in December 1997. Earnings per share data for the years ended December 31, 1998, 1997 and 1996 is presented in conformity with this pronouncement.

                              The following table is a reconciliation of the numerators and denominators in computing earnings per share:

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  1998                                       Income               Shares                Per-Share
                                                                          (Numerator)          (Denominator)             Amounts
                                                                           ---------            -----------             ---------

Basic EPS -
                Income available to common stockholders            $         986,503               5,938,900          $       0.17
                                                                                                                       ===========

Effect of dilutive securities -
                Options and warrants                                               -                 122,993
                                                                   -----------------        ----------------

Diluted EPS -
                Income available to common
                stockholders and assumed conversions               $         986,503               6,061,893          $       0.16
                                                                   =================        ================          ------------

                                                   1997
Basic EPS -
                Income available to common stockholders            $         804,508               5,839,450          $       0.14
                                                                                                                      ============

Effect of dilutive securities - Options and warrants                               -                  92,168
                                                                   -----------------        ----------------

Diluted EPS -
                Income available to common stockholders and
                assumed conversions                                $         804,508               5,931,618          $       0.14
                                                                   =================        ================          ============

                                                   1996
Basic EPS -
                Income available to common stockholders            $         918,893               5,683,880          $       0.16
                                                                                                                      ============

Effect of dilutive securities -Options and warrants                                -                 168,673
                                                                   -----------------        ----------------

Diluted EPS -
                Income available to common stockholders an
                assumed conversions                                $         918,893               5,852,553          $       0.16
                                                                   =================        ================          ============

                              Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts which at times may exceed federally insured limits.

                              Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                              disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable, accrued expenses, taxes payable, and notes payable approximates their carrying amounts due to the short maturity of these instruments.

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


2. Notes  Receivable          In November 1993 an employee  borrowed $30,000 and
                              issued an interest bearing promissory note to the Company originally scheduled to mature during 1996.

                              The note had been extended and in December 1998, the note was paid in full.


3. Notes Payable -            On April 27,  1998,  the Company  negotiated a new
   Bank                       revolving   credit  line  which  permits   maximum
                              borrowings  up to  $2,000,000  (based  upon 75% of
                              eligible accounts receivable and 25% of inventory,
                              as  defined).   Borrowings  under  the  line  bear
                              interest at the lower of the prime rate or LIBOR plus 2.50% (as defined) and are collateralized by the Company's assets. The credit line is available until May 31, 2000. No amounts were outstanding at December 31, 1998.

                              The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




                              Prior to April 27, 1998, the Company had a similar arrangement with another bank which permitted borrowings up to $1,500,000. At December 31, 1997, $150,000 was outstanding.

4. Related Party              Director of the Company has an ownership  interest
   Transactions               in an insurance  agency that has written  policies
                              for  the  Company   with   premiums  of  $147,924,
                              $165,094  and  $153,856 in fiscal  1998,  1997 and
                              1996, respectively.

                              Included in accounts and notes receivable at December 31, 1998 and 1997 is $84,350 and $65,204,
                              respectively, due from the president and principal shareholder of the Company. (See Notes 6 and 7.)

 5. Income Taxes              The  provision  for income  taxes  consists of the
                              following:

                                               Years Ended December 31,
                                      1998            1997             1996
                                      ----            ----             ----
                   Current:
                              Federal  $  542,000  $    452,000   $   469,000
                              State       207,000       204,000       188,000
                                       ----------  ------------   -----------
                                          749,000       656,000       657,000
                                       ----------  ------------   -----------

                   Deferred:
                              Federal     (8,000)        14,000        54,000
                              State       (2,000)         3,000         9,000
                                       ---------   ------------   -----------
                                         (10,000)        17,000        63,000
                                      ----------   ------------   -----------

                   Total                 739,000     $  673,000   $   720,000
                                      ==========   ============   ===========


                              The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                  Years Ended December 31,
                                                 1998     1997      1996
                                                 ----     ----      ----
                      Statutory federal
                        income tax rate          34.0%    34.0%      34.0%
                      State and local taxes       8.0      9.0        8.0
                      Other                       1.0      2.0        2.0
                                               ------    -----      ------

                      Effective income
                         Tax rate                43.0%    45.0%      44.0%
                                               ======    ======     ======

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The tax effects of significant items comprising the Company's deferred taxes at December 31, 1998 and 1997 are as follows:
                                                        December 31,
                                                        ------------
                                                    1998           1997
                                                   ------         -----
                   Deferred tax liabilities:
                    Difference between
                     book and tax bases
                     of property                 $ (332,000)    $ (318,000)
                                                 ----------     ----------
                   Deferred tax assets:
                    Reserves not currently
                      deductible                     75,000         54,000

                   Capitalization of
                      inventory                      46,000         43,000


                   Total                            121,000         97,000
                   Net deferred tax liabilities  $ (211,000)    $ (221,000)
                                                  =========     ==========


6.  Commitments               Capital leases - At December 31, 1998, the Company
                              is   obligated   under   certain   capital   lease
                              agreements  for   monitoring   equipment  and  two
                              automobiles that expire at various dates in 1999 through 2003.

                              The amounts of monitoring equipment and automobiles recorded under capital leases and included in fixed assets at December 31, 1998 are as follows:

                                 Monitoring equipment        $      209,085
                                 Automobiles                         14,336
                                 Less accumulated depreciation       23,008
                                                              -------------
                                                              $     200,413
                                                              ==================

                              The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998:

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                         Years ending December 31,
                                               1999    $ 59,394
                                               2000      56,191
                                               2001      53,505
                                               2002      50,820
                                               2003      11,173
                                                       --------

       Total minimum lease payments                     231,083

       Less amounts representing interest                38,431

       Present value of net minimum
                         lease payments                 192,652

       Less current portion                              44,110

       Obligation under capital leases,
                         less current portion         $ 148,542
                                                      =========

                              Operating leases - On January 1, 1995, the Company entered into a five year operating lease for offices owned by its principal shareholder. The lease calls for an initial minimum annual rental of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In February 1998, the lease was extended until September 30, 2007. In October 1997, the Company entered into a separate ten year operating lease for additional office space owned by its principal shareholder. The lease calls for an initial minimum annual rental of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia and Countryside, Illinois. Rent expense was $260,645 in 1998, $197,887 in 1997, and $182,179 in 1996,
                              which includes $147,357,  $116,719,  and $100,835,
                              respectively, paid in connection with the above noted leases with the principal shareholder.

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The aggregate  minimum  annual rental  commitments
                              under  non-cancelable   operating  leases  are  as
                              follows:

                                             Year ending December 31,
                                             ------------------------

                                              1999       $    219,283
                                              2000            212,175
                                              2001            152,872
                                              2002            148,722
                                              2003            156,159
                               Thereafter                     659,261

                                                         $  1,548,472
                                                           ============

                              Employment agreements - On January 1, 1997 the Company entered into a three year employment agreement with its president (who is also the principal shareholder). In addition to an annual base salary starting at $200,000, the agreement, among other things, provides for additional compensation which is based on the Company's pre-tax income, as defined. The employee may elect to receive the additional compensation either in cash or in the form of the Company's common stock. For the years ended December 31, 1998 and 1997, no additional compensation has been earned. The agreement also provides for a termination payment, under certain circumstances, if a change in control (as defined) occurs. The termination payment is equal to 2.99 times the base amount, as defined.

 7. Common Stock,             The  Company  has three  Stock  Option  Plans,  an
    Warrants and              Incentive Stock Option Plan ("1984 Plan"),  a 1991
    Options                   Stock Option Plan ("1991 Plan"),  and a 1997 Stock
                              Option Plan ("1997 Plan").  Under these plans,  as
                              amended, a maximum of 500,000, 750,000 and 750,000
                              options,  respectively,  may be  granted as either
                              Incentive  Stock  Options  or  Nonstatutory  Stock
                              Options.  Stock  options  granted  under the plans
                              vest  immediately and have a term not greater than
                              ten years  from the date the  option is granted or
                              five  years  for a holder  of more than 10% of the
                              Company's  common stock.  Incentive  Stock Options
                              may be granted at an exercise  price not less than
                              the fair market value of the underlying  shares at
                              the  date  of  grant   subject  to  certain  other
                              limitations   specified  in  Section  422  of  the
                              Internal Revenue Code. The per share price of Nonstatutory Stock Options granted to Non-Insiders
                              (as defined) shall be determined by the Board of Directors or the

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Stock Option Committee of the Board. All options under the above plans have been granted at exercise prices equal to the fair market value of the underlying common shares at the date of the grant. The 1984 Plan term expired in May 1994.

                              The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                 1998       1997      1996
                                                 ----       ----      ----

                       Pro forma net income   $854,573     $694,844  $744,700
                       Pro forma basic
                          earnings per share  $    .14     $    .12  $    .13

                              The  weighted  average  grant  date fair  value of
                              options   granted  in  1998,  1997  and  1996  was
                              $131,930, $109,664 and $174,193, respectively.

                              The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        1998     1997     1996
                                                        ----     ----     ----

                               Expected life (years)     2       2.24        4
                               Risk free interest rate   5.31%   5.97%    5.69%
                               Expected volatility      27.66%  32.10%   52.60%
                               Expected dividend yield    -       -        -

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




Information with respect to options under plans is as follows:


                                                    Weighted           Average
                                                    Number            Exercise
                                                    of Shares           Price

                    Balance - January 1, 1996         806,787        $   1.84
                      Granted during 1996             120,220            2.45
                      Forfeitures/expirations
                        during 1996                   (14,115)           2.24
                      Exercised during 1996          (338,535)            .91

                    Balance - December 31, 1996       574,357            2.50
                      Granted during 1997             160,917            2.70
                      Forfeitures/expirations
                        during 1997                   (73,267)           2.38
                      Exercised during 1997           (58,831)           2.18

                    Balance - December 31, 1997       603,176            2.57
                      Granted during  1998            283,774            2.75
                      Forfeitures/expirations
                         during 1998                  (48,597)           2.78
                      Exercised during 1998          (123,653)           2.25

                    Balance - December 31, 1998      $669,700         $  2.68
                                                     ========         ========

                              At December 31, 1998 and 1997, 669,700 and 564,886
                              options were exercisable. respectively.

                              The following table summarizes information about the stock options outstanding at December 31, 1998:

                  Options Outstanding                                                  Options Exercisable
                                Weighted- Average
    Range of          Number         Remaining         Weighted- Average           Number         Weighted-Average
 Exercise Prices   Outstanding    Contractual Life       Exercise Price         Exercisable        Exercise Price
    $2.1875 -
    $3.4375        669,700         2.62 years              $2.68                669,700              $2.68

                              As of December 31, 1998, 757,017 options have been exercised under both plans and 433,774 options are available for future grants under the 1997. No options are available for future grant under the 1991 Plan.

                              The Company has agreed to grant options to its management and employees in January and July of each year. The

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                              number of options to be granted is equal to 5% of the dollar amount of compensation during the two calendar quarters preceding the grant date. To the extent permitted by law, such options will be granted as Incentive Stock Options. Each nonemployee director will receive options for 2,500 shares of common stock on each grant date.

                              In December 1983, the Company sold units that contained warrants to purchase 850,000 shares of the Company's common stock at $3.50 per share. In December 1997, the Company agreed to extend the expiration date of the warrants from December 27, 1997 to December 26, 1998. In December 1998, prior to the December 26, 1998 expiration date, 369,310 warrants were exercised. The remaining 480,690 warrants expired on December 26, 1998.

                              In November 1994, the Company granted to legal counsel options to purchase 25,000 shares of common stock at $2.00 per share (the fair market value at the date of grant), such options being exercisable for a period of five years from the date of grant.


8.  Employee Savings          Effective  January  1997,  the  Company  began  to
    Plan                      sponsor a 401(k)  savings  plan which is available
                              to all eligible employees.  Participants may elect
                              to  defer  from 1% to 15% of  their  compensation,
                              subject to an annual  limitation  provided  by the
                              Internal  Revenue  Service.  The  Company may make
                              matching  and/or profit sharing  contributions  to
                              the   plan   at  its   discretion.   The   Company
                              contributed $15,282 and $14,978 for the years ended December 31, 1998 and 1997, respectively.


9.  Consulting                On December 1, 1994,  the Company  entered  into a
    Agreement                 financial    advisory   and   investment   banking
                              agreement.   The  Company  will   receive   advice
                              regarding certain internal operating  matters,  as
                              well  as  certain  corporate  finance  issues.  In
                              addition,  the Company  may pay  certain  fees (as
                              defined)  for  transactions   consummated  by  the
                              Company   that  are  either   originated   by  the
                              consultant or the Company. The agreement, which is for a term of 24 months, has annual fees of $30,000. In addition, the Company granted 150,000 warrants exercisable for a period of four years commencing one year from the date of the agreement at an exercise price of $2.00 per share (the fair market value at the date of grant). On January 1, 1997, the agreement was renewed for a term of twelve months. In addition to the annual fees of $30,000, the

AMERICAN MEDICAL ALERT CORP.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                              Company granted the consultant 50,000 warrants exercisable for a period of four years at an exercise price of $4.50. In July 1997, the parties mutually agreed that the monthly payments of $2,500 to the consultant would be suspended. At December 31, 1998 all of the options remain outstanding.

10. Major Customers           The  Company is an approved  Medicaid  Provider in
                              the  states of New York and  Georgia.  During  the
                              years ended December 31, 1998,  1997 and 1996, the
                              Company  had  revenue  from  one  contract  with a
                              municipality in New York State which  represented,
                              respectively,  47%,  44% and 44% of total  revenue
                              each year. The contract is effective  through June
                              30, 1999. In January 1999,  the Company  submitted
                              its  proposal  to the  municipality  to renew  and
                              extend the contract.  If the municipality does not
                              renew the contract,  a  significant  amount of the
                              Company's revenues would be lost, which would have
                              a material adverse effect on operating results. As
                              of December 31, 1998 and 1997, accounts receivable
                              from  the  contract   represented   67%  and  46%,
                              respectively, of accounts receivable and leased medical devices in service under the contract represented 42% and 45%, respectively, of leased medical devices. During the years ended December
                              31, 1998, 1997 and 1996, the Company had revenue from the State of Georgia which represented 5% of total revenue in each of the three years.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     AMERICAN MEDICAL ALERT CORP.


                                     By: /s/ Howard M. Siegel
                                         ---------------------------------------
                                             Howard M. Siegel
                                             Chairman of the Board and President
Dated:  March 24, 1999

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Howard M. Siegel              Chairman of the Board,         March 24, 1999
-----------------------
Howard M. Siegel                  President, Chief Executive
                                  Officer and Director

/s/ Corey M. Aronin               Chief Financial Officer        March 24, 1999
-----------------------
Corey M. Aronin


/s/ Peter Breitstone              Director                       March 24, 1999
-----------------------
Peter Breitstone


/s/ Leonard Herz                  Director                       March 24, 1999
-----------------------
Leonard Herz


/s/ Theodore Simon                Director                       March 24, 1999
-----------------------
Theodore Simon


/s/ Frederick Siegel              Director                       March 24, 1999
-----------------------
Frederick Siegel

                                  EXHIBIT INDEX




       Exhibit No.                     Identification of Exhibit
        ----------                     -------------------------

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

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

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

        4(g) Amendment, dated November 5, 1997, to the Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to
                                       Exhibit 4(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

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

        10(f)                          Second Amendment to the Mt. Laurel Lease.
                                       (Incorporated  by  reference  to  Exhibit
                                       10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

        10(g) Third Amendment to the Mt. Laurel Lease (Incorporated by reference to Exhibit 10(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(h) Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

        10(i) Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(j) Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(k) Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company's Form 10- KSB for the year ended December 31, 1997).

        10(l)* Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York dated September 1, 1998 by and between the Company and Roseann and Charles Rojo.

        10(m) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

        10(n) Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1997).

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

        10(p)                          Amended    1991   Stock    Option   Plan.
                                       (Incorporated  by  reference  to  Exhibit
                                       10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

        10(q) 1997 Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Company's Form 10-KSB for the year ended December 31, 1997).

        Exhibit No.                    Identification of Exhibit
        ----------                     -------------------------

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

        10(t) Agreement between the Company and the City of New York, as extended through June 30, 1999. (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31,
                                       1996).

        10(u) Purchase/Leaseback Agreement dated January 13, 1998 with Celtic Leasing Corp. (Incorporated by reference to
                                       Exhibit  10(u)  to  the  Company's   Form
                                       10-KSB  for the year ended  December  31,
                                       1997).

        10(v) Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997 (Incorporated by reference to Exhibit 10(v) to the Company's Form 10-KSB for the year ended December 31, 1997).

        10(w)* Loan Agreement dated as of April 27, 1998 by and between the Company and European American Bank.

        10(x)* Assignment of Rents and Leases dated January 7, 1999 relating to the leased premises at 910 Church Street, Decatur, Georgia.

        23(a)*                         Consent of Margolin, Winer & Evens LLP.

        27*                            Financial Data Schedule.

------------------------

*  Filed herewith