Form 10QSB
period 1999-03-31
AMERICAN MEDICAL ALERT CORP
filed 1999-05-17
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999


Commission File Number: 1-8635

                          AMERICAN MEDICAL ALERT CORP.
             (Exact Name of Registrant as Specified in its Charter)


         New York                                                 11-2571221
        ---------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

                3265 Lawson Boulevard, Oceanside, New York 11572
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 536-5850
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,377,922 shares of $.01 par value common stock as of May 4, 1999.

                          AMERICAN MEDICAL ALERT CORP.




                                            INDEX                          PAGE

Part I.       Financial Information

              Condensed Balance Sheets for March 31, 1999
              and December 31, 1998                                          1

              Condensed Statements of Income for the
              Three Months Ended March 31, 1999 and 1998                     2

              Condensed Statements of Cash Flows for
              the Three Months Ended March 31, 1999 and 1998                 3

              Notes to Condensed Financial Statements                        5

              Management's Discussion and Analysis or Plan of Operation      6

Part II.      Other Information                                              8

ITEM 1. FINANCIAL STATEMENTS.
        --------------------


                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                    March 31, 1999              Dec. 31, 1998*
                                                                                       (Unaudited)
                                                                                    ---------------             --------------
CURRENT ASSETS:
         Cash                                                                       $      1,276,860         $        1,419,842
         Accounts and notes receivable
         (net of allowance for doubtful accounts of $60,000 in '99 &'98)                   2,068,058                  2,170,498
         Inventory                                                                         1,493,942                  1,329,526
         Prepaid expenses and other current assets                                           192,133                    139,632
         Deferred income tax benefit                                                         121,000                    121,000
                                                                                    -----------------          -----------------

         Total Current Assets                                                       $      5,151,993            $     5,180,498

FIXED ASSETS:
         (Net of accumulated depreciation and amortization)                                4,932,925                  4,541,346

OTHER ASSETS                                                                                 309,212                    202,352
                                                                                    -----------------          -----------------

TOTAL ASSETS                                                                         $    10,394,130                $ 9,924,196
                                                                                    =================          =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable                                                            $       184,799          $         185,394
         Accrued expenses                                                                    211,326                    142,342
         Taxes payable                                                                       100,063                     21,569
         Current portion of long term debt                                                    63,808                     44,110
                                                                                    -----------------           ----------------
         Total Current Liabilities                                                           559,996                    393,415
                                                                                    -----------------           ----------------

DEFERRED INCOME TAX LIABILITY                                                                332,000                    332,000
DEFERRED INCOME                                                                               19,966                     22,766
LONG-TERM - LESS CURRENT MATURITIES                                                          152,460                    148,542
                                                                                    ----------------            ----------------
         Total Liabilities                                                          $      1,064,422            $       896,723
                                                                                    ----------------            ----------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
         Common stock - $.01 par value; authorized - 10,000,000 shares;
         issued -6,421,832 shares in 1999
         and 6,397,570  shares in 1998                                               $        64,218            $        63,976
         Additional paid-in capital                                                        6,150,951                  6,089,050
         Retained Earnings                                                                 3,220,571                  2,980,479
                                                                                    -----------------           ----------------
                                                                                           9,435,740                  9,133,505
         Less 43,910 shares in 1999 & 1998 of treasury stock, at cost                      ( 106,032)                  (106,032)
                                                                                    -----------------           ----------------
         Total Shareholders' Equity                                                        9,329,708                  9,027,473
                                                                                    -----------------           ----------------
TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                                           $   10,394,130            $     9,924,196
                                                                                    =================           ================

See accompanying notes to condensed financial statements.
* Derived from audited financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                            Three months Ended March 31,
                                                                                         1999                        1998
                                                                                         ----                        ----

Revenues:
         Services                                                                   $      2,114,674             $    1,822,425
         Product sales                                                                        81,384                    221,257
                                                                                    -----------------          -----------------
                                                                                           2,196,058                  2,043,682

Costs  and Expenses (Income):
         Costs related to services                                                           804,269                    662,104
         Costs of products sold                                                               78,444                    161,197
         Selling, general and administrative expenses                                        887,263                    751,213
         Interest expense                                                                      5,515                      6,548
         Other income                                                                         (7,527)                      (626)
                                                                                    ------------------         -----------------

Income before provision for income taxes                                                     428,092                    463,246

Provision for income taxes                                                                   188,000                    208,000
                                                                                    -----------------          -----------------


NET INCOME                                                                           $       240,092          $         255,246
                                                                                    -----------------          -----------------

Net income per share:
         Basic                                                                       $           .04          $             .04
                                                                                    -----------------          -----------------

         Diluted                                                                     $           .04          $             .04
                                                                                    -----------------          -----------------

Weighted average number of common shares outstanding (Note 3)
         Basic                                                                             6,365,279                  5,871,715
                                                                                    =================          =================

         Diluted                                                                           6,601,083                  5,931,089
                                                                                    =================          =================


See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                     1999                1998
                                                                                     ----                ----


Cash Flows From Operating Activities:

         Net Income                                                               $    240,092        $  255,246

         Adjustments to reconcile net income to
            net cash provided by operating activities
         Provision for bad debts                                                          -               10,000
         Depreciation and amortization                                                 305,241           224,514
         Loss on unrecovered leased medical equipment                                   32,800            21,675
         Change in Assets and Liabilities:
         Decrease (Increase) in receivables                                            102,440          (219,896)
         (Increase) Decrease in inventory                                             (164,416)           39,751
         (Increase) Decrease in prepaid expenses
            and other assets                                                          (167,686)          (1,226)
         Increase (Decrease) in accounts payable,
            accrued expenses and taxes payable                                         144,083           348,148
                                                                                  ------------       -----------

Net Cash Provided by Operating Activities                                              492,554           678,212
                                                                                  ------------       -----------

Cash Flows from Investing Activities:
         Net expenditures for fixed assets                                            (721,295)         (618,773)
         Payment for account acquisitions                                                -              (175,000)
                                                                                  ------------       -----------

Net Cash (Used In) Investing Activities                                               (721,295)         (793,773)
                                                                                  ------------       -----------

Cash Flows from Financing Activities:
         Increase in loans payable                                                      23,616            84,647
         Net Proceeds upon exercise of stock options                                    62,143            45,924
         Sale/leaseback of equipment                                                     -               128,719
                                                                                  -------------      -----------


Net Cash Provided by Financing Activities                                     $         85,759   $       258,290
                                                                                  ------------       -----------


See accompanying notes to condensed financial statements.


                          AMERICAN MEDICAL ALERT CORP.

                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                   (Unaudited)





                                                                               Three Months Ended March 31,
                                                                                 1999              1998
                                                                                 -----             ----

         Net Increase (Decrease)  in Cash                                  $  (142,982)         $   143,729

         Cash, Beginning of Period                                            1,419,842             304,739
                                                                           ------------         -----------


         Cash, End of Period                                               $  1,276,860         $   448,468
                                                                           ============         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


CASH PAID DURING THE PERIOD
FOR INTEREST                                                               $      5,515         $     6,548
                                                                           ============         ===========


CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                                           $    105,855         $    45,659
                                                                           ============         ===========





See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.   General:

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and of cash flows for the three months ended March 31, 1999 and 1998.

     The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   Income Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share," which changes the methodology of calculating earnings per share. SFAS No.128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share.

4.   Major Customers:

     The Company is an approved Medicaid Provider in the State of New York. During the three months ended March 31, 1999 and 1998, the Company had revenue from one contract with a municipality in New York State which represented, respectively, 46% and 45% of total revenues for each period. The contract is effective through June 30, 1999. In January 1999, the Company submitted its proposal to the municipality to renew and extend such contract. As of May 13, 1999, the contract had not been awarded. If the municipality does not renew it, a significant amount of the Company's revenues would be lost, which would have a material adverse effect on the Company's results of operations. As of March 31, 1999 and December 31, 1998, accounts receivable from the contract represented 59% and 67%, respectively, of the Company's total accounts receivable for such periods. Leased medical devices in-service under the contract represented 40% and 42%, respectively, of the Company's total leased medical devices for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        ---------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the Company's latest Annual Report dated December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 27, 1998, the Company renegotiated a $2,000,000 Revolving Credit Facility (the "Credit Facility") with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or the LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of May 4, 1999. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowing. Prior to April 27, 1998, the Company had a similar arrangement with another bank which permitted borrowing up to $1,500,000.

         During 1999, the Company anticipates that it will make capital investments of approximately $2,200,000, of which $760,000 was expended during the first quarter. Approximately $650,000 has been expended through March 31, 1999 for the design, production and purchase of additional systems which the Company intends to rent. The balance of $110,000 has been used primarily for the enhancement of management information systems. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

         The Company derives a significant portion of its revenue from one contract with a municipality located in New York. This contract expires on June 30, 1999. In January 1999, the Company submitted its proposal to the municipality to renew and extend the contract. Revenues earned from this municipality represented 46% and 45%, respectively, of total revenues for the three months ended March 31, 1999 and 1998. Leased medical devices in service relating to this contract represented 40% and 42%, respectively, of total leased medical devices at March 31, 1999 and December 31, 1998. In the event the municipality does not renew such contract, a significant amount of the Company's revenues would be lost, which would have a material adverse effect on the Company's business and results of operations. In the event of such non-renewal, the Company's management will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies.

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

RESULTS OF OPERATIONS

Revenue from services increased $292,249 for the three months ended March 31, 1999 as compared to the same period in 1998, an increase of 16%. This increase resulted from expansion of the Company's customer base for monthly monitoring and leasing services. Costs related to services for the three months ended March 31, 1999 and 1998 were 38% and 36%, respectively. This increase in costs related to services resulted from increased amortization of medical devices and additional response center personnel.

Revenue from product sales decreased $137,873 for the three months ended March 31, 1999 as compared to the same period in 1998, a decrease of 63%. This decrease was primarily a result of management's changing focus toward the growth of its subscriber base, rental income and service revenues.

Gross profit on product sales for the three months ended March 31, 1999 and 1998 was 4% and 27%, respectively. Gross profit on product sales decreased in 1999 in part due to sales incentives given to introduce the Model 800 PERS and associated start-up production costs.

Selling, general and administrative expenses increased by $136,050 for the three months ended March 31, 1999 as compared to the same period in 1998, an increase of 18%. Additional expenses incurred in 1999 were the result of increased sales and marketing expenses, expansion of the sales department and hiring of additional management personnel.

Interest expense for the three months ended March 31, 1999 and 1998 was $5,515 and $6,548, respectively.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

           27.  Financial Data Schedule

(b) Reports on Form 8-K:

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN MEDICAL ALERT CORP.



DATED:  May 12,1999                  By:   /s/Howard M. Siegel
                                          --------------------------------------
                                          Howard M. Siegel
                                          President & Chief Operating Officer



                                     By:    /s/Corey M. Aronin
                                          --------------------------------------
                                          Corey M. Aronin
                                          Chief Financial Officer