Form 10QSB
period 1999-06-30
AMERICAN MEDICAL ALERT CORP
filed 1999-08-16
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999


Commission File Number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         New York                                                   11-2571221
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

                3265 Lawson Boulevard, Oceanside, New York 11572
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 536-5850
                                ------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,377,922 shares of $.01 par value common stock as of August 9, 1999.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                        PAGE
Item 1.       Financial Statements.

              Condensed Balance Sheets for June 30, 1999                 2
              and December 31, 1998

              Condensed Statements of Income for the                     3
              Six Months Ended June 30, 1999 and 1998

              Condensed Statements of Income for the                     4
              Three Months Ended June 30, 1999 and 1998

              Condensed Statements of Cash Flows for                     5
              the Six Months Ended June 30, 1999 and 1998

              Notes to Condensed Financial Statements                    6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.             7


                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security-Holders.       10

Item 6.       Exhibits and Reports on Form 8-K.                          10

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.
                  --------------------

                          AMERICAN MEDICAL ALERT CORP.
                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                                                     June 30,1999           December 31,1998*
                                                                                     ------------           ----------------
                                                                                                                 (Audited)

CURRENT ASSETS:
   Cash                                                                              $    981,019                  $1,419,842
   Accounts and notes receivable
   (net of allowance for doubtful accounts of $60,000 in '99 & '98))                    2,029,078                   2,170,498
   Inventory                                                                            1,869,839                   1,329,526
   Prepaid expenses and other current assets                                              349,444                     139,632
   Deferred income tax benefit                                                            121,000                     121,000
                                                                                      -----------                  ----------
   Total Current Assets                                                                $5,350,380                  $5,180,498
FIXED ASSETS:
   (Net of accumulated depreciation and amortization)                                   5,080,128                   4,541,346
OTHER ASSETS                                                                              311,219                     202,352
                                                                                      -----------                  ----------
TOTAL ASSETS                                                                          $10,741,727                  $9,924,196
                                                                                      ===========                  ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $    456,214                 $   185,394
   Accrued expenses                                                                       152,090                     142,342
   Taxes payable                                                                              -0-                      21,569
   Current portion of long-term debt                                                       49,309                      44,110
                                                                                      -----------                 -----------
   Total Current Liabilities                                                              657,613                     393,415
                                                                                      -----------                 -----------

DEFERRED INCOME TAX LIABILITY                                                             332,000                     332,000
DEFERRED INCOME                                                                            19,966                      22,766
LONG-TERM - LESS CURRENT MATURITIES                                                       152,460                     148,542
                                                                                      -----------                 -----------
   Total Liabilities                                                                   $1,162,039                  $  896,723
                                                                                      -----------                 -----------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
   Common stock - $.01 par value; authorized - 10,000,000 shares; issued
6,421,832 shares in 1999 and 6,397,570 shares in 1998.                              $      64,218                 $    63,976
   Additional paid-in capital                                                           6,150,951                   6,089,050
    Retained Earnings                                                                   3,470,551                   2,980,479
                                                                                      -----------                  ----------
                                                                                        9,685,720                   9,133,505
   Less 43,910 shares in 1999 & 1998 of treasury stock, at cost                          (106,032)                   (106,032)
                                                                                      -----------                  ----------

Total Shareholders' Equity                                                              9,579,688                   9,027,473
                                                                                      -----------                  ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                              $10,741,727                  $9,924,196
                                                                                      ===========                  ==========

  See accompanying notes to condensed financial statements.
                 * Derived from audited financial statements


                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                 Six Months Ended June 30,
                                                                               ---------------------------
                                                                               1999                   1998
                                                                               ----                   ----

REVENUES:
         Services                                                          $4,296,790              $3,730,217
         Product Sales                                                        158,892                 314,803
                                                                          -----------             -----------
                                                                            4,455,682               4,045,020
                                                                          -----------             -----------

Cost and Expenses (Income):
         Costs related to services                                          1,610,561               1,367,279
         Costs of products sold                                               151,593                 250,747
         Selling, general and
         administrative expenses                                            1,835,813               1,542,238
         Interest expense                                                       9,901                  10,096
Other income                                                                  (13,258)                 (3,600)
                                                                          -----------             -----------
                                                                            3,594,610               3,166,760
                                                                          -----------             -----------
Income before provision for income taxes                                      861,072                 878,260

Provision for income taxes                                                    371,000                 389,000
                                                                          -----------             -----------


NET INCOME                                                                 $  490,072              $  489,260
                                                                           ----------              ----------
Net Income per share:
         Basic                                                             $      .08              $      .08
                                                                           ----------              ----------
         Diluted                                                           $      .08              $      .08
                                                                           ----------              ----------

Weighted average number of common shares outstanding (Note 3)
         Basic                                                              6,371,601               5,886,905
                                                                           ==========              ==========
         Diluted                                                            6,510,911               5,960,934
                                                                           ==========              ==========

See accompanying notes to condensed financial statements


                          AMERICAN MEDICAL ALERT CORP.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                     Three months Ended June 30,
                                                                                   ------------------------------

                                                                                   1999                   1998
                                                                                   ----                   ----

Revenues:
         Services                                                                  $ 2,182,117            $ 1,907,792
         Product Sales                                                                  77,508                 93,545
                                                                                   -----------             ----------
                                                                                     2,259,625              2,001,337

Cost and Expenses (Income):
         Cost related to service                                                       806,292                705,175
         Costs of products sold                                                         73,148                 89,550
         Selling, general and
         administrative expenses                                                       948,549                791,025
         Interest expense                                                                4,386                  3,548
         Other Income                                                                   (5,731)                (2,974)
                                                                                   -----------             ----------
                                                                                     1,826,644              1,586,324
                                                                                   -----------             ----------
Income before provisions for income taxes                                              432,980                415,013

Provision for income taxes                                                             183,000                181,000
                                                                                   -----------             ----------


NET INCOME                                                                          $  249,980             $  234,013
                                                                                   ===========             ==========

Net income per share
         Basic                                                                      $      .04             $      .04
                                                                                   ===========             ==========
         Diluted                                                                    $      .04             $      .04
                                                                                   ===========             ==========

Weighted average number of common shares outstanding (Note 3)
         Basic                                                                       6,377,922              5,902,094
                                                                                   ===========             ==========
         Diluted                                                                     6,420,739              5,990,777
                                                                                   ===========             ==========

See accompanying notes to condensed financial statements




                          AMERICAN MEDICAL ALERT CORP.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                ---------------------------------

                                                                                1999                         1998
                                                                                ----                         ----
Cash Flows From Operating Activities:
              Net Income                                                 $   490,072                   $  489,260
              Adjustments to reconcile net income to
              Net cash provided by operating activities
               Provision for bad debts                                           -0-                       20,000
               Depreciation and amortization                                 582,606                      477,709
               Loss on unrecovered leased medical equipment                   58,772                       42,390
               Change in Assets and Liabilities:
                (Increase) Decrease in receivables                           141,420                     (146,896)
                (Increase) Decrease in inventory                            (540,313)                     100,764
                (Increase) in prepaid expenses, deferred taxes,
                    and other assets                                        (253,659)                     (59,336)
                                                                                   -
                Increase (decrease) in accounts payable, accrued
                    expenses, taxes payable and deferred income              256,199                     (126,246)
                                                                          ----------                    ---------
Net Cash Provided by Operating Activities                                    735,097                      797,645
                                                                          ----------                    ---------

Cash Flows from Investing Activities:
                Net expenditures for fixed assets                         (1,180,180)                    (806,288)
                Payment for account acquisitions                                 -0-                      175,000
                Payment for leasing agreement                                (65,000)                         -0-
                                                                          ----------                    ---------
Net Cash (Used In) Investing Activities                                    1,245,180                      981,288
                                                                          ----------                    ---------

Cash Flows from Financing Activities:
                 Repayment of bank borrowing                                     -0-                     (150,000)
                 Increase (Decrease) in loans payable                          9,117                      250,303
                 Net Proceeds upon exercise of stock options                  62,143                      126,342
                 Sale/leaseback of equipment                                     -0-                      128,719
                                                                          ----------                    ---------
Net Cash Provided by Financing Activities                                     71,260                      355,364
                                                                          ----------                    ---------
Net (Decrease) increase in Cash                                          $  (438,823)                 $   171,721
Cash, Beginning of Period                                                  1,419,842                      304,739
Cash, End of Period                                                      $   981,019                  $   476,460
                                                                          ==========                  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD
FOR INTEREST                                                             $     9,901                  $    10,096
                                                                          ==========                  ===========
CASH PAID DURING THE PERIOD
FOR INCOME TAXES                                                         $   319,780                  $   344,730
                                                                          ==========                  ===========

                          AMERICAN MEDICAL ALERT CORP.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.       General:

                  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10- KSB.

2.       Results of Operations:

                  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and of cash flows for the six months ended June 30, 1999 and 1998.

                  The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

                  The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.       Major Customers:

                  The Company is an approved Medicaid Provider in the State of New York. During the six months ended June 30, 1999 and 1998, the Company had revenue from one contract with the City of New York which represented 46% and 45%, respectively, of total revenues for each period. The contract expired on June 30, 1999. In January 1999, the Company submitted its proposal to the City of New York to renew and extend the contract. The Company continues to service New York City's Medicaid Personal Care Program under the terms and conditions of the contract that expired, while notification of the renewal is pending. As of August 9, 1999, the contract had not been awarded. If the City of New York does not renew the contract, a significant amount of the Company's revenues would be lost, having a material adverse effect on the Company's business and operating results. As of June 30, 1999 and December 31, 1998, accounts receivable from the contract represented 66% and 67%, respectively, of the accounts receivable, and leased medical devices in services under the contract represented 41% and 42%, respectively, of leased medical devices during such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 1998.

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

RESULTS OF OPERATIONS

         Revenue from services (Recurring Monthly Revenues, RMR) increased $566,573 for the six months ended June 30, 1999 as compared to the same period in 1998, an increase of 15%. Costs related to services for the six months ended June 30, 1999 and 1998 were 37% in both periods. Revenue from services increased $274,325 for the three months ended June 30, 1999 as compared to the same period in 1998, an increase of 14%. The Company continues to see strong results in the growth of RMR resulting from refocusing its sales and marketing efforts towards its core business, the growth of the subscriber base, rental income and service revenues. Costs related to services for the three months ended June 30, 1999 and 1998 were 37% in both periods.

         Revenue from product sales decreased $155,911 for the six months ended June 30, 1999 as compared to the same period in 1998, a decrease of 50%. The gross profit on product sales for the six months ended June 30, 1999 and 1998 was 5% and 20%, respectively. Revenue from product sales decreased $16,037 for the three months ended June 30, 1999, as compared to the same period in 1998, a decrease of 17%. The gross profit on product sales for the three months ended June 30, 1999 and 1998 was 6 % and 4 %, respectively.
 These anticipated decreases in product sales resulted from PERS providers continuing to subscribe to the rental option offered by the Company. Management anticipates this trend to continue as agencies seek to provide cost effectiveness and flexibility for subscribers. It should be noted that Medicaid guidelines prevent the purchase of PERS equipment, further contributing to lower product sales, thus increasing the use of rental product.

         Interest expense for the six months ended June 30, 1999 and 1998 was $9,901 and $10,096, respectively. Interest expense for the three months ended June 30, 1999 and 1998 was $4,386 and $3,548, respectively.

         Selling, general and administrative expenses as compared as a percentage of total revenues for the six months ended June 30, 1999 and 1998 were 43 % and 41%, respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended June 30, 1999 and 1998 were 42% and 40%, respectively. The increases in selling, general and administrative expenses resulted from the expansion of the Company's infrastructure and preplanned increases in sales and marketing expenditures. Management believes that increases in SG&A expenses were necessary to increase the Company's market visibility and provide a platform for future growth and profitability.

LIQUIDITY AND CAPITAL RESOURCES

         On April 27, 1998, the Company renegotiated a $2,000,000 Revolving Credit Facility with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of August 9, 1999. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. Prior to April 27, 1998, the Company had a similar arrangement with another bank which permitted borrowing up to $1,500,000.

         During 1999, the Company anticipates that it will make capital investments of approximately $2,000,000 of which approximately $1,200,000 has been expended through June 30, 1999. Of the $1,200,000, $950,000 has been expended through June 30, 1999 for the design, production and purchase of additional systems which the Company intends to rent. In addition, approximately $200,000 has been used primarily for the enhancement of management information systems. In July 1999, the Company entered into a sale and leaseback transaction for such equipment. Through June 30, 1999, inventory increased approximately $540,000 in anticipation of meeting increased demand for the Company's recently introduced Personal Emergency Response System (Model 800) and ancillary equipment.

         The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

         The Company derives a significant portion of its revenue from one contract with the City of New York. This contract expired on June 30, 1999. The Company continues to provide service to the City of New York's Medicaid Personal Care Program under the terms and conditions of the expired contract as it awaits notification of the status of its renewal. Revenues earned from this municipality represented 46% and 45%, respectively, of total revenues for the six months ended June 30, 1999 and 1998. Leased medical devices in service relating to this contract represented 41% and 42%, respectively, of total leased medical devices at June 30, 1999 and December 31, 1998. In the event the municipality does not renew such contract, a significant amount of the Company's revenues would be lost, which would have a material adverse effect on the Company's business and results of operations. In the event of such non-renewal, the Company's management will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies.

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

THIRD PARTIES

         The Company has also initiated formal communications with significant suppliers and other key third parties to determine the extend to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         On June 16, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "1999 Meeting").

         At the 1999 Meeting, the Company's shareholders elected five directors to serve until the 2000 Annual Meeting of Shareholders and until their respective successors shall be elected and qualified. The vote for such directors was as follows:
                                               For                Withheld
                                               ---                --------

         Howard M. Siegel                      5,406,096          61,687
         Peter Breitstone                      5,408,896          58,887
         Leonard Herz                          5,411,596          56,187
         Theodore Simon                        5,509,696          58,087
         Dennis Stern                          5,411,096          56,687

         The Company's shareholders voted with respect to the ratification and approval of Margolin, Winer & Evens, LLP as the Company's independent auditors for the year ending December 31, 1999. Approximately 98% of the votes cast with respect to the ratification and approval voted in favor of the proposal and accordingly, the proposal was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a) Exhibits:

         27.  Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     AMERICAN MEDICAL ALERT CORP.




DATED: August 13, 1999               By:      /s/ Howard M. Siegel
                                        ----------------------------------------
                                                  Howard M. Siegel
                                          President and Chief Operating Officer




                                     By:       /s/ Corey M. Aronin
                                         ---------------------------------------
                                                   Corey M. Aronin
                                              Chief Financial Officer