Form 10QSB
period 1999-09-30
AMERICAN MEDICAL ALERT CORP
filed 1999-11-15
CIK 700721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999


                          Commission File Number 1-8635


                          AMERICAN MEDICAL ALERT CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


           NEW YORK                                11-2571221
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)                     Number)


                3265 Lawson Boulevard, Oceanside, New York 11572
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 536-5850
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,377,922 shares of $.01 par value common stock as of November 12, 1999.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX


                          PART I FINANCIAL INFORMATION


                                                                           PAGE

Item 1.        Financial Statements.


               Condensed Consolidated Balance Sheets for
               September 30, 1999 and December 31, 1998                     3

               Condensed Consolidated Statements of Income for the          4
               Nine Months Ended September 30, 1999 and 1998

               Condensed Consolidated Statements of Income for the          5
               Three Months Ended September 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows for          6
               the Nine  Months Ended September 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements       7-8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.             9-12



                            PART II OTHER INFORMATION



Item 3.        Exhibits and Reports on Form 8-K.                            12

Item 1.  Financial Statements
-----------------------------



                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                      September 30, 1999         December 31,1998*
                                                                                       (Unaudited)               -----------------
                                                                                      ------------------
        CURRENT ASSETS:

           Cash                                                                   $           916,850     $          1,419,842

           Accounts and notes receivable

           (net of allowance for doubtful accounts of $60,000 in '99 & `98))                2,196,366                2,170,498

           Inventory                                                                        2,082,631                1,329,526

           Prepaid expenses and other current assets                                          391,115                  139,632

           Deferred income tax benefit                                                        121,000                  121,000
                                                                                      ---------------           --------------


        TOTAL CURRENT ASSETS                                                      $         5,707,962     $          5,180,498

        FIXED ASSETS:

           (Net of accumulated depreciation and amortization)                               5,179,868                4,541,346

        OTHER ASSETS                                                                          293,115                  202,352
                                                                                      ---------------           --------------


        TOTAL ASSETS                                                              $        11,180,946     $          9,924,196
                                                                                      ---------------           ==============



                                 LIABILITIES AND SHAREHOLDER'S EQUITY

        CURRENT LIABILITIES:

           Accounts payable                                                       $           302,162     $            185,394

           Accrued expenses                                                                   248,010                  142,342

           Taxes payable                                                                        -                       21,569

           Current portion of long-term debt                                                  133,517                   44,110
                                                                                      ---------------           --------------

        TOTAL CURRENT LIABILITIES                                                             683,689                   93,415
                                                                                      ---------------           --------------

        Deferred Income Tax Liability                                                         332,000                  332,000

        Deferred Income                                                                        19,966                   22,766

        Long term debt - less current maturities                                              372,960                  148,542
                                                                                      ---------------           --------------

        TOTAL LIABILITIES                                                         $         1,408,615     $            896,723
                                                                                      ---------------           --------------

        COMMITMENTS AND CONTINGENT LIABILITIES

        SHAREHOLDERS' EQUITY

           Common  stock - $.01  par  value;  authorized  -  10,000,000  shares;
        issued  6,421,832 shares in 1999 and 6,397,570 shares in 1998.            $            64,218     $             63,976

           Additional paid-in capital                                                       6,150,951                6,089,050

           Retained Earnings                                                                 ,663,194                2,980,479
                                                                                      ---------------           --------------

                                                                                            9,878,363                9,133,505

           Less 43,910 shares in 1999 & 1998 of treasury stock, at cost                      (106,032)                (106,032)
                                                                                      ----------------          ---------------


        TOTAL STOCKHOLDERS' EQUITY                                                          9,772,331                9,027,473
                                                                                      ---------------           --------------


       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                  $        11,180,946     $          9,924,196
                                                                                      ================           ==============

          See accompanying notes to condensed financial statements.

                      * Derived from audited financial statements





                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                         1999                       1998
                                                                                         ----                       ----

     Revenues:

              Services                                                                  $ 6,505,990            $5,758,704

              Product Sales                                                                 259,284               422,770
                                                                                           --------               -------

                                                                                          6,765,273             6,181,474
                                                                                          ---------             ---------



     Cost and Expenses (Income):

              Costs related to services                                                   2,408,436             2,063,540

              Costs of products sold                                                        249,130               354,653

              Selling, general and administrative expenses                                2,786,343             2,375,657

              Interest expense                                                               19,283                14,462

              Other expenses                                                                115,000                   -0-

              Other income                                                                                   (7,963)
                                                                                           (16,636)

                                                                                          5,561,557             4,800,349
                                                                                          ---------             ---------



     Income before provision for income taxes                                             1,203,715             1,381,125



     Provision for income taxes                                                             521,000               612,000
                                                                                            -------               -------



     NET INCOME                                                                           $ 682,715              $769,125
                                                                                          ---------              --------

     Net Income per share:

              Basic                                                                         $   .11               $   .13
                                                                                            -------               -------

              Diluted                                                                       $   .11                $  .13
                                                                                            -------                ------



     Weighted average number of common shares outstanding (Note 3)

              Basic                                                                       6,373,708             5,907,409
                                                                                          ---------            ----------

              Diluted                                                                     6,471,171             6,006,736
                                                                                          =========             =========

     See accompanying notes to condensed financial statements



                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Three months Ended September 30,
                                                                                   --------------------------------

                                                                                         1999                 1998
                                                                                         ----                 ----

             Revenues:

                      Services                                                    $ 2,209,199          $ 2,028,487

                      Product Sales                                                   100,392              107,967
                                                                                      -------              -------
                                                                                    2,309,591            2,136,454
             Cost and Expenses (Income):

                      Cost related to service                                         797,876              696,261

                      Costs of products sold                                           97,537              103,906

                      Selling, general and administrative expenses                    950,530              833,419

                      Interest expense                                                  9,382                4,366

                      Other expenses                                                  115,000                  -0-

                      Other Income                                                    (3,377)              (4,363)
                                                                                      -------              -------

                                                                                    1,966,948            1,633,589
                                                                                    ---------            ---------

             Income before provisions for income taxes                                342,643              502,865

             Provision for income taxes                                               150,000              223,000
                                                                                      -------              -------

             NET INCOME                                                             $ 192,643             $279,865
                                                                                    ---------             --------

             NET INCOME PER SHARE

                      Basic                                                           $   .03              $   .05
                                                                                     --------              -------

                      Diluted                                                         $   .03              $   .05
                                                                                     --------              -------

             Weighted average number of common shares outstanding (Note 3)

                      Basic                                                         6,377,922            5,948,419
                                                                                    ---------            =========

                      Diluted                                                       6,391,691            6,098,342
                                                                                    =========            =========



             See accompanying notes to condensed financial statements



                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended September  30,
                                                                                             --------------------------------

                                                                                              1999                     1998
                                                                                              ----                     ----

 Cash Flows From Operating Activities:

               Net Income                                                                $ 682,715                $ 756,125

               Adjustments to reconcile net income to
               Net cash provided by operating activities

                Provision for bad debts                                                          0                   30,000

                Depreciation and amortization                                              923,790                  734,171

                Loss on unrecovered leased medical equipment                                68,202                   64,200

                Change in Assets and Liabilities:

                 (Increase) Decrease in receivables                                       (25,868)                (228,843)

                 (Increase) Decrease in inventory                                        (753,105)                   39,816

                 (Increase) in prepaid expenses, deferred taxes,
                     and other assets                                                    (258,221)                (212,754)


                 Increase (decrease) in accounts payable, accrued
                     expenses, taxes payable and deferred income                          198,067                  (65,335)
                                                                                          --------                 --------

 Net Cash Provided by Operating Activities                                                835,580                 1,130,380
                                                                                          --------                ---------



 Cash Flows from Investing Activities:

                 Net expenditures for fixed assets                                     (1,605,540)              (1,001,564)

                 Payment for account acquisitions                                              -0-                (191,500)

                 Payment for licensing agreement                                          (65,000)                    -0-

 Net Cash (Used In) Investing Activities                                               (1,670,540)             ( 1,193,064)
                                                                                       -----------             ------------




 Cash Flows from Financing Activities:

                  Repayment of bank borrowing                                                  -0-                (150,000)

                  Increase (Decrease) in loans payable                                      19,825                  234,849

                  Net Proceeds upon exercise of stock options                               62,143                  187,278

                  Sale/leaseback of equipment                                              250,000                      -0-

 Net Cash Provided by Financing Activities                                                 331,968                  272,127
                                                                                           -------                  -------



 Net (Decrease) increase in Cash                                                       $ (502,992)                $ 209,443

 Cash, Beginning of Period                                                               1,419,842                  304,739
                                                                                         ---------                  -------

 Cash, End of Period                                                                  $    916,850                $ 514,182
                                                                                       -----------                =========



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



 CASH PAID DURING THE PERIOD
 FOR INTEREST                                                                             $ 19,283                 $ 14,462
                                                                                          --------                 ========



 CASH PAID DURING THE PERIOD
 FOR INCOME TAXES                                                                        $ 631,268                $ 540,809
                                                                                         ---------                =========

                                      -6-

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       General:

         These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB.

         In July  1999,  Safe Com,  Inc.  was  incorporated  as a wholly  owned
         subsidiary.   Safe  Com  is  developing   state  of  the  art  passive
         security/interactive voice technologies.


2.       Results of Operations:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and of cash flows for the nine months ended September 30, 1999 and 1998.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1998 financial statements.

         The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.


3.       Major Customers:

         The Company is an approved Medicaid Provider in the State of New York. During the nine months ended September 30, 1999 and 1998, the Company had revenue from one contract with the City of New York which represented, respectively, 41% and 43%, respectively, of total revenues for each period. The contract with HCSP expired on June 30, 1999 and the Company continues to service New York City's Medicaid Home Care Services Program (HCSP) under the terms and conditions of the expired contract. In January 1999, the Company submitted its proposal to the City of New York to renew and extend the contract. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company is reviewing HCSP's preliminary recommendation and is assessing alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. As of November 12, 1999, the contract had not been awarded.

         If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. In addition, it is possible that significant future adjustments to inventory and fixed assets associated with the contract could occur. However, the Company cannot assess the full financial impact at this time, as no determination can be made on the duration and manner of the transition to another vendor.

         As of September 30, 1999 and December 31, 1998, accounts receivable from the New York City contract represented 61% and 66%, respectively, of the accounts receivable and leased medical devices in service under the contract represented 40% and 42%, respectively, of leased medical devices. Inventory relating to this contract represented approximately 25% of total inventory on hand as of September 30, 1999 and December 31, 1998.

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Liquidity and Capital Resources
-------------------------------

On April 27, 1998, the Company renegotiated a $ 2,000,000 Revolving Credit Facility with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) expiring May 31, 2000. The note bears interest at the lower of prime rate or LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There are no amounts outstanding under the Credit Facility as of November 12, 1999. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowing. Prior to April 27, 1998, the Company had a similar arrangement with another bank which permitted borrowing up to $2,000,000.

During 1999, the Company anticipates that it will make capital investments of approximately $2,200,000 of which approximately $1,600,000 has been expended through September 30, 1999. Of the $1,600,000, $1,300,000 has been expended through September, 1999 for the design, production and purchase of additional systems which the Company intends to rent. In addition, approximately $300,000 has been used primarily for the enhancement of management information systems. In October 1999, the Company entered into a sale and leaseback transaction for such equipment.

The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

The Company derives a significant portion of its revenue from one contract with the City of New York's Medicaid Home Care Services Program (HCSP). During the nine months ended September 30, 1999 and 1998, the Company had revenue from this contract which represented 41% and 43%, respectively, of total revenues for each period. Leased medical devices in service relating to this contract represented 40% and 42%, respectively, of total leased medical devices at September 30, 1999 and December 31, 1998. Inventory relating to this contract represented approximately 25% of total inventory on hand at September 30, 1999 and December 31, 1998. The contract with HCSP expired on June 30, 1999 and the Company continues to service New York City's Medicaid Home Care Services Program
(HCSP) under the terms and conditions of the contract that expired. In January 1999, the Company submitted its proposal to the City of New York to renew and extend the contract.

On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company is reviewing HCSP's preliminary recommendation and is assessing alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. As of November 12, 1999, the contract had not been awarded.

If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. In addition, it is possible that significant future adjustments to inventory and fixed assets associated with the contract could occur. However, the Company cannot assess the full financial impact at this time, as no determination can be made as to the duration and manner of the transition to another vendor.

In the event of such non-renewal, the Company's management will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies.



Year 2000 Compliance
--------------------

General

The Company has evaluated its management information systems to determine what modifications, if any, are necessary to make such systems compatible with Year 2000 requirements. As many of the Company's computer systems and software have been put into service within the last few years, or are currently being replaced with Year 2000 compliant systems and software, the Company does not expect any such modifications to require material expenditures or have a material adverse effect on the Company's financial position or results of operations. The Company anticipates that any modifications required to be made to its software systems to comply with the Year 2000 Issue will be completed in a timely manner.

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


Risk Assessment/Contingency Planning

At this  time,  the  Company  believes  its most  reasonable  likely  worst case scenario would include (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; or
(ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third-party vendors to identify potential risks for contingency planning purposes. The Company continues to prepare appropriate contingency plans as will be determined to be necessary.

Results of Operations
---------------------

Revenue from services (Recurring Monthly Revenues, or "RMR") increased $747,286 for the nine months ended September 30, 1999 as compared to the same period in 1998, an increase of 13%. Costs related to service revenues for the nine months ended September 30, 1999 and 1998 were 37% and 36% respectively. Revenue from services increased $ 180,712 for the three months ended September 30, 1999 as compared to the same period in 1998, an increase of 9 %. Costs related to service revenues for the three months ended September 30, 1999 and 1998 were 36% and 34% respectively. The increases in revenue and the growth of RMR resulted from the Company refocusing its sales and marketing efforts towards the growth of the subscriber base, rental income and service revenues; however increses in revenue were offset by increases in personnel and related costs in the Company's Emergency Response Center, as well as costs related to the Increases in costs related to service revenues resulted from amortization of leased equipment. The Company believes that future increases in RMR should be accretive to operating margins.

Revenue from product sales decreased $163,486 for the nine months ended September 30, 1999 as compared to the same period in 1998, a decrease of 39 %. The gross profit on product sales for the nine months ended September 30, 1999 and 1998 was 4% and 16 % respectively. Product sales accounted for 4% and 7% of total revenues for the nine months ended September 30, 1999 and 1998 respectively. Revenue from product sales decreased $7,575 for the three months ended September 30, 1999 as compared to the same period in 1998, a decrease of 7 %. The gross profit on product sales for the three months ended September 30, 1999 and 1998 was 4% in both periods. Product sales accounted for 4% and 5% of total revenues for the three months ended September 30, 1999 and 1998 respectively. Management anticipates that product sales should improve somewhat through sales generated by its recently introduced Model 450 Smart Activator, an advanced remote signalling devise featuring built in battery monitoring that reduces the costs associated with program maintenance.

Interest expense for the nine months ended September 30, 1999 and 1998 was $ 19,283 and $ 14,462 respectively. Interest expense for the three months ended September 30, 1999 and 1998 was $ 9,382 and $ 4,366 respectively. Increases in interest expense for the nine and three months ended September 30, 1999 and 1998 resulted from additional capital leases.

Selling, general and administrative expenses as compared as a percentage of total revenues for the nine months ended September 30, 1999 and 1998 were 41% and 38% respectively. Selling, general and administrative expenses as compared as a percentage of total revenues for the three months ended September 30, 1999 and 1998 were 41% and 39% respectively. The increases in selling, general and administrative expenses resulted from the expansion of the Company's infrastructure and preplanned increases in sales and marketing expenditures. Management believes that increases in SG&A expenses were necessary to increase the Company's market visibility and provide a platform for future growth and profitability.

Other expenses incurred during the three months and nine months ended September 30, 1999 include $ 115,000 of developmental and start up costs associated with the Company's subsidiary, Safe Com, Inc., which is developing state of the art passive security/interactive technologies.




PART II. - OTHER INFORMATION



Item 3.  Exhibit and Reports on Form 8-K
----------------------------------------

(a) Exhibits:

         27.  Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                          AMERICAN MEDICAL ALERT CORP.




Dated:  November 12, 1999                   By:/s/ Howard M. Siegel
                                               --------------------------
                                                   Howard M. Siegel
                                                   President and Chief
                                                   Operating Officer



                                            By:/s/ Corey M. Aronin
                                               ---------------------------
                                                   Corey M. Aronin
                                                   Chief Financial Officer