Form 10KSB
period 1999-12-31
AMERICAN MEDICAL ALERT CORP
filed 2000-03-29
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         The issuer's revenues for its most recent fiscal year:  $ 9,225,240.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of MARCH 20, 2000, WAS $15,490,659 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

        Aggregate number of shares of Common Stock outstanding as of March 20, 2000: 6,414,241.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement of the registrant, to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this report.

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS.
         ------------------------

A.       GENERAL
         -------

American Medical Alert Corp. ("AMAC" or the "Company"), a company incorporated under the laws of the State of New York in 1981, is engaged in the business of designing, engineering, marketing, installing and monitoring computerized Personal Emergency Response Systems ("PERS"), stand-alone and PERS integrated medication dispensers, utilizing proprietary and commercially available technologies. As used herein, the term ""AMAC" or "Company" means, unless the context requires otherwise, the Company and its wholly owned subsidiary, Safe Com, Inc.

The Company is a leading provider of medical response and 24-hour on-call-monitoring services to assist the health care community in providing at-risk patients access to assistance from trained, caring professionals. Through a diversified marketing and referral network, AMAC markets its products to hospitals, homecare providers, physicians, medical transportation companies, medical equipment suppliers, social services agencies, health maintenance organizations, retirement facilities, and directly to consumers, amongst others. A primary corporate goal is to enhance the use of homecare as opposed to hospitalization by making available cost effective at-home patient monitoring services.

In addition to its PERS business, the Company has entered into an exclusive licensing agreement to market a medication dispenser in the United States, Canada and Mexico. The device is being marketed in conjunction with the Company's Personal Emergency Response Systems or as a stand-alone medication compliance unit. Failure to comply with a medication regime contributes to the re-admittance of a significant number of patients, increased lengths of hospitalization and unnecessary emergency room and homecare visits.

B.       PRODUCTS AND SERVICES
         ---------------------

The Company's core business has been and will continue to be the generation of recurring monthly revenues (RMR) through the development, marketing, sale and lease of high-tech PERS, homecare monitoring devices and complementary services. For the year ended December 31, 1999, and historically, most of the Company's revenues have been generated from the sale and lease of the company's PERS, and from the related monitoring services. The Company's PERS VOICECARE(R), enables a medically at-risk, elderly, infirm or physically challenged person to remain independent, enjoy the comforts of living at home, and reduces costly hours of safety supervision while giving family and caregivers peace of mind.

The Health Care Financing Administration's (HCFA) list of approved homecare monitored services is continuously increasing. AMAC believes that the use of homecare as an alternative to institutionalization will continue to increase, thereby making available the opportunity for broader use of the Company's current and future products.

1.       PERSONAL EMERGENCY RESPONSE SYSTEMS
         -----------------------------------

VOICECARE(R) Systems are designed to permit two-way (talk/listen) voice communications between an individual and monitoring personnel. VOICECARE(R) Systems are packaged as a tabletop or wall mounted system. The tabletop systems are primarily utilized by private-pay consumers, hospitals, home healthcare providers and government agencies. The wall-mounted units are typically used in new and refurbished senior multi-housing facilities (i.e., assisted living retirement settings).

Through the use of the Company's VOICECARE(R) System, individuals, such as the medically at-risk, elderly, infirm, physically challenged and home bound populations, in need of assistance are able to signal for help at the touch of a button, and engage in two-way voice communication to identify the appropriate level of assistance required.

When the subscriber initiates a call for help, the system transmits an audible tone and flashes a light, indicating that the system is alerting AMAC's Emergency Response Center (ERC). The Company's VOICECARE(R) System, utilizing the subscriber's telephone, permits hands-free voice communication between the subscriber and the ERC. The equipment includes a two-way voice communicator connected to the telephone line in the subscriber's home and a personal help activator, which is worn or carried by the subscriber. In addition, the VOICECARE(R) System now features the Model 450 Smart Activator, which sends a signal to the PERS when its battery power is low. When the system is activated, the Company's proprietary software acknowledges the incoming signal and automatically displays the subscriber's personal information in the monitoring center. The subscriber and ERC personnel speak to each other, thus allowing the ERC to determine the nature of the emergency and the type of help required. Appropriate assistance is dispatched in accordance with predetermined protocols and the assistance of the subscriber.

The Company's primary and back up ERCs are capable of handling multiple requests for assistance simultaneously. The Company believes that subscriber signals are routinely processed by the ERC in less than one minute from initiation. The Company's backup monitoring center, located in Mt. Laurel, New Jersey provides an additional safeguard to the reliability of AMAC's VOICECARE(R) Systems.

VOICECARE(R) systems can monitor a subscriber's physical condition, as well as other conditions, including home intrusions and fire detection.

2.       MEDICAL DISPENSING DEVICE

MEDTIME(R), the Company's newly licensed medication dispenser and reminder system, is a compatible addition to the Company's products and services. The Company believes that failure to comply with medication regime is a major contributor to increased medical costs. AMAC believes that a significant opportunity exists to reduce the costs associated with subscriber's failure to comply with medication regimes, as well as to reduce the number of detrimental outcomes/ effects of such non-compliance. MEDTIME(R) is a valuable asset to visually handicapped, medically or mentally challenged patients as well as patients on daily medication regimes. The product can be utilized as a stand-alone device or integrated with the Company's PERS to notify the ERC of a non-compliant event. MEDTIME(R) contains a tray with twenty eight compartments, and at pre-programmed times, one to four times a day, the dispenser reminds the user to access and take their medication. The reminder signal remains active for thirty minutes or until the medication is removed from MEDTIME(R). Compliance with the medication regime automatically resets the device.

Several states now provide for Medicaid reimbursement for the use of MEDTIME(R). MEDTIME(R) is used in retirement homes, assisted living facilities, clinical trials, and by private pay consumers.

3.       SILENT PARTNER(R)
         -----------------

         In July 1999 the Company formed Safe Com, Inc., a wholly owned subsidiary, to design and market a multi-purpose, commercial, interactive security system known as SILENT PARTNER(R). SILENT PARTNER(R) is a two way interactive security system, which allows the user to activate a silent alarm signal which is received by the Company's ERC. Once the alarm signal is sent, SILENT PARTNER(R) provides two way voice communications between the ERC and the user. Safe Com's SILENT PARTNER(R) device has been installed and is currently being field evaluated in over 35 commercial applications. AMAC believes that SILENT PARTNER(R) will expand the Company's core monitoring services, thus providing potentially significant recurring monthly revenue.

4.       MONITORING SERVICES
         -------------------

In addition to its voice communication systems, the Company makes available, as an additional and integral part of the VOICECARE(R) System, a monitoring service. Personnel located at the Company's ERCs utilize personal computers, arranged in a local area network, to process all incoming signals. Each of the Company's monitoring personnel is trained according to Emergency Medical Dispatcher protocol. All signals for assistance are programmed to access the ERC's subscriber database, thus enabling monitoring personnel to immediately take pre-determined actions, such as alerting family members or healthcare providers, or sending emergency medical help. Relevant subscriber information is displayed on a monitor. The operator interacts with the subscriber and appropriate action is initiated on behalf of the subscriber. The system utilizes digital communicators, radio frequency devices and two-way voice technology. System activation occurs from a host of ancillary contacts, switches or other devices. In all applications, the Company provides toll-free telephone lines for signal transmission. The Company's ERCs are capable of simultaneously identifying and processing a variety of signals from a host of activating devices. The Company's back up ERC is located at its engineering facility in Mt. Laurel, NJ.

5.       PRODUCTION/PURCHASING
         ---------------------

The Company outsources its manufacturing and final assembly of its core product lines, with exception of limited production runs. Sources are selected through competitive bids, past performance and accessibility to the engineering process. The Company has adopted a policy of creating primary and back up manufacturing contractors assuring continuous availability of finished product, parts and materials. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that in the event any such relationship were to be terminated, the Company would be able to engage the services of additional or different subcontractors as would be required to fulfill its needs without any material adverse effect to the Company's operations. With the exception of several proprietary components, which are manufactured to the Company's specifications, the manufacturing of the Company's product lines requires the use of generally available electronic components and hardware.

6.       MARKETING/CUSTOMERS
         -------------------

The Company markets its products and monitoring services to private pay consumers, hospitals, home healthcare providers, government agencies, third-party insurers, developers of retirement communities and limited commercial applications, amongst others. The Company believes that these markets offer the Company an opportunity to significantly increase its subscriber base. The Company is focusing its efforts on the following methods in order to facilitate the growth of its core PERS business:

A.       Expansion of use of PERS in existing State Medicaid Programs.

B.       Expansion of current distribution channels through:

         1. the addition of new healthcare service providers who will provide the Company's PERS as a complementary service;

         2. the expansion of marketing efforts into new geographic markets throughout the U.S.;

         3. the acquisition of local or nationally based PERS providers that are mutually accretive;

         4. the growth of the existing distributor network programs by providing increased marketing support, new products and services; and

C. the promotion of the use of PERS in conjunction with MEDTIME(R), vital sign monitoring, and other call center applications.

Sales, rentals and leases of the Company's products and monitoring services are made through the efforts of its own sales personnel, service providers and independent distributors. The Company is an approved Medicaid provider in the States of New York, Georgia, Illinois, Ohio, South Carolina, Colorado and Nevada.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration, Homecare Service Program (HCSP). During the years ended December 31, 1999, 1998 and 1997, the Company had revenues from this contract representing 41%, 47%, and 44%, respectively, of its total revenue. The contract with HCSP expired on June 30, 1999 and the Company continues to service HCSP under the terms and conditions of the expired contract.

In January 1999, AMAC and many other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. As of March 20, 2000 the contract had not been awarded.

If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. With the potential loss of approximately 40 % of the Company's revenues, cash flow from operations would be adversely affected. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. It could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed and management is prepared to eliminate significant personnel costs and fixed overhead associated with servicing the contract. Even if the Company does receive the renewal of the contract, management expects that the same level of revenues will not be sustained due to the competitive nature of the bid process, including factors such as pricing and number of subscribers to be serviced.

In light of the possibility that the Company's contract with HCSP may not renewed, the Company's management has focused on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products and services.

7.       NEW PRODUCTS AND SERVICES:
         --------------------------

The Company continues to develop new healthcare and commercial systems that it plans to introduce during fiscal year 2000. The Company's subsidiary, Safe Com, Inc., has installed and is currently field testing its SILENT PARTNER(R) multi-purpose commercial security system in over 35 commercial applications.

A.       VITAL SIGN MONITORING:

                  AMAC is currently developing a vital signs monitoring program which will utilize existing telehealth technologies. Vital sign monitoring will allow remote monitoring, through the Company's ERCs, of various physical indications which healthcare professionals utilize to evaluate a person's physical condition. The Company believes that through a comprehensive and regularized vital signs monitoring program, vital sign monitoring will be particularly useful in crisis prevention and reduction of resultant hospital admissions. The Company believes that it is well positioned to expand upon its core business through liaisons within its existing referral network. The Company is currently evaluating strategic technological partners to establish vital sign monitoring service with.

B.       HEALTH ON-CALL LINK

                  Healthcare is a 24-hour business that requires practitioners and providers to be on-call all the time. AMAC's ERCs offers synergies of operation to health care providers seeking 24-hour coverage, and can offer service bundling to its existing network of providers. The Company's experienced personnel and infrastructure positioned to provide a foundation for expansion into health-realted on-call answering services and communication networking services.

C.       H-LINK(R):

                  H-LINK(R) is a marketing concept which the Company intends to utilize to facilitate the continuum of care through managed care networks. The Company will focus its efforts on making H-LINK(R) a strong, identifiable brand that the health care community will come to know as a trademark of health care at home. The Company's goal to become one of the main conduits for communications between patients and providers will be identified through the awareness of H-LINK(R).

D.       E- COMMERCE:

                  Information technology is leading the way to a great opportunity in health care management through the world wide web. Medical information retrieval is becoming an internet- driven business. The Company is currently developing a service whereby it will offer the health care community the ability to retrieve patient/client medical information of patients and clients stored by the Company via the internet, thus enhancing AMAC's core business.

8.       INSTALLATION AND SERVICES
         -------------------------

The Company provides its own personnel, uses independent subcontractors or provides training for customers' personnel for installation and service of its VOICECARE(R) and SILENT PARTNER(R) systems.

9.       SALES, LEASING, RENTAL AND MONITORING REVENUES
         ----------------------------------------------

The Company markets its products predominantly through rental agreements, making available flexible terms for its distributors, subscribers and sub-contractors.

Monthly monitoring service is available for the Company's PERS and MEDTIME(R), as well as personal emergency response systems manufactured by others. Healthcare providers have the option of using the Company's ERCs as primary or back up monitoring services. Monitoring fees are charged to individuals and entities who utilize the Company's monitoring services, whether on a primary basis or on a back-up basis.

10.      PATENTS AND TRADEMARKS
         ----------------------

The Company considers its proprietary trademarks with respect to the development, manufacture and marketing of its product to be a valuable asset. The Company believes that continued development of new services and products with trademark protection is vital to maintaining a competitive advantage. The Company's trademarks include "VOICECARE(R)", "VOICE OF HELP(R)", "THE VOICE OF
HELP(R)",  "MEDTIME(R)",  "H-LINK(R)",   "ACCUTROL(R)",  "MED  PASS(R)",  "ROOM
MATE(R)", "SYSTEM- one (R) " and "HELPING PEOPLE LIVE BETTER(R)", "SILENT PARTNER(R)", "TELEFRIEND (R)", each of which is registered with the United States Patent and Trademark Office.

11.      RESEARCH AND DEVELOPMENT
         ------------------------

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. Expenditures for research and development for the years ended December 31, 1999, 1998 and 1997 were $110,480, $14,586, and
$20,441, respectively, and are included in selling, general and administrative expenses. In 1999 the Company refocused its research and development activities towards the development of SILENT PARTNER(R), and the enhancement of its core PERS products, as well as the development of new products and services.

12.      IMPACT OF GOVERNMENT REGULATIONS.
         ---------------------------------

The Company derives over 50% of its revenues from Medicaid, and from other third-party payors. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's PERS services. Depending on the nature and extent of any new laws and or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

13.      COMPETITION.
         ------------

The Company's competition includes manufacturers, distributors and providers of personal emergency response equipment and services, and a number of burglar and fire alarm companies. Some of the Company's competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company's competition focuses its marketing and sales efforts in the following areas: hospitals, Homecare providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers. The Company believes that its customers' main considerations in choosing a personal response service are the high quality of service and product performance and reliability; customer support, pricing and service; and reputation and experience in the industry.

14.      EMPLOYEES
         ---------

As of March 20, 2000, the Company employed 115 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

ITEM 2.       DESCRIPTION OF PROPERTIES.
              --------------------------

The Company's executive offices and primary ERC are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, CEO and President. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Howard M. Siegel. The lease calls for an initial minimum annual rental of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the lease was entered into for an additional 2,200 square feet under the same terms and conditions stated in the original lease. The Company believes that the terms of this lease are no less favorable than could be obtained from an unaffiliated third party.

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

The Company maintains a marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated party at an annual rental, plus certain operating charges, of $18,879, pursuant to a lease, which expires on April 30, 2001.

The Company leases approximately 1,500 square feet of space in Flushing, New York pursuant to a three-year lease, which expires on August 31, 2001, for office, warehouse, storage, shipping and receiving purposes. The lease provides for an annual rent of $15,281 during the first year of the term, $16,045 during the second year of the term and $16,848 during the third year of the term.

The Company maintains a marketing and administrative office in Countryside, Illinois. The Company leases approximately 1,200 square feet of space from an unaffiliated party pursuant to a lease, which expires on July 1, 2000. The lease provides for an annual rent of approximately $16,000.

The Company has recently opened a marketing and administrative office in the Denver, Colorado area.

The Company believes that these properties are suitable for their intended uses and are adequate to meet its current requirements. The Company does not own any property.

ITEM 3.    LEGAL PROCEEDINGS.
           ------------------

Although the Company is a party to certain routine litigation incidental to its business, the Company believes that there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
           ----------------------------------------------------

         No matters were submitted during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
           ---------------------------------------------------------

The Company's Common Stock is traded on NASDAQ (Symbol: AMAC). The high and low bid prices for the Common Stock, as furnished by NASDAQ, are shown for the fiscal years indicated. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                           High                       Low
                                           ----                       ---
    1998       First Quarter         $   3.0000                   $  2.1250
    ----
               Second Quarter            4.1250                      2.6250
               Third Quarter             3.1250                      2.3750
               Fourth Quarter            4.2500                      2.2500
    1999       First Quarter         $   3.9375                   $  2.5000
    ----
               Second Quarter            2.6250                      2.1250
               Third Quarter             2.6875                      2.0625
               Fourth Quarter            2.3125                      1.2500

As of March 20,  2000,  there were 397 record  holders of the  Company's  Common
Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 1999 and does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes hereto.

         This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

A.       RESULTS OF OPERATIONS.
         ----------------------

The Company's gross revenues increased from $8,297,208 in 1998 to $9,255,240 in 1999, an increase of 12%, and increased from $7,636,730 in 1997 to $8,297,208 in 1998, an increase of 9%. The increase in gross revenues from 1998 to 1999 and 1997 to 1998 resulted from management's emphasis on the continued growth of the Company's recurring service revenue base.

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

Revenues from services (recurring monthly revenues, RMR) increased from $7,812,571 in 1998 to $8,789,882 in 1999, an increase of 13%, and increased from $ 6,757,594 in 1997 to $7,812,571 in 1998, an increase of 16%. The Company continues to see strong results in the growth of RMR resulting from refocusing its sales and marketing efforts towards the growth of the subscriber base, rental income and service revenues. Costs related to services, as a percentage of revenue, for 1999, 1998 and 1997 were 39%, 36% and 38%, respectively. In 1999, costs as a percentage of revenue increased due to increases in personnel costs in the Company's monitoring center, amortization, and general operating costs. In 1998, costs as a percentage of revenue decreased as a result of greater operational efficiencies.

Revenues from product sales decreased from $484,637 in 1998 to $435,357 in 1999, a decrease of 10%, and decreased from $879,136 in 1997 to $484,637 in 1998, a decrease of 45%. Decreases in revenues from product sales from 1998 to 1999 and 1997 to 1998 were primarily a result of management's changing focus toward the growth of its subscriber base, rental income and service revenues. Gross profit on product sales in 1999, 1998 and 1997 was 18%, 5% and 6%, respectively. Gross profit on product sales increased in 1999 as a result of the sale of the Company's new Model 450 Smart Activator and sales of the Company's products to retirement facilities, which are at higher profit margins.

Selling, general and administrative expenses increased from $3,268,739 in 1998 to $3,961,954 in 1999, an increase of 21%, and increased from $2,746,695 in 1997 to $3,268,739 in 1998, an increase of 19%. Additional expenses incurred in 1999 and 1998 were the result of increased sales and marketing expenses, expansion of the sales department and hiring of additional management personnel. In addition, developmental costs of approximately $70,000 associated with the start up of Safe Com, Inc. contributed to increased costs in 1999.

Interest  expense for 1999,  1998 and 1997 was  $23,087,  $21,802,  and $46,705,
respectively. Interest expense increased in 1999 as a result of additional capital equipment leases, net of reductions in average monthly borrowing. Interest expense decreased in 1998 due to improved cash flow and reductions in average monthly borrowing.

The Company's income before provision for income taxes in 1999 was $1,518,915, a decrease of $ 206,588 from 1998, or 12%. The decrease in 1999 resulted from an increase in the Company's operating and selling and administrative costs, offset by an increase in service revenues. Income before provision for income taxes in 1998 was $1,725,503, an increase of $247,995 from 1997, or 17%. The increase in 1998 resulted from an increase in the Company's RMR and greater operational efficiencies.

B.       LIQUIDITY AND CAPITAL RESOURCES.
         --------------------------------

During 1999, cash provided by operating activities was $ 2,539,654 as compared to $1,511,320 in 1998. Cash paid for income taxes in 1999 was $765,569 as compared to $695,809 in 1998. Expenditures for fixed assets and medical devices held for lease aggregated $ 3,190,535 in 1999, an increase from $1,711,996, the amount purchased in 1998. During 1999, cash decreased by $466,108, as compared to an increase in cash of $1,115,103 in 1998.

The Company has a $2,000,000 Revolving Credit Facility (the "Credit Facility") with a bank (based upon 75% of eligible accounts receivable and 25% of inventory, as defined) which was scheduled to expire on May 31, 2000. The Credit Facility was extended until May 31, 2001. Borrowings under the Facility bear interest at the lower of prime rate or the LIBOR Rate plus 2.50% (as defined) and is collateralized by the Company's assets. There is $ 300,000 outstanding under the Credit Facility as of March 20, 2000. The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At December 31, 1999, there were no amounts outstanding.

The Company's working capital on December 31, 1999 was $3,853,000 as compared to $4,787,083 on December 31, 1998. During 2000, the Company anticipates that it will make capital investments of approximately $ 2,500,000 for the enhancement of its management information systems, and the production and purchase of additional systems which the Company intends to rent. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

The Company derives a significant portion of its revenue from one contract with the City of New York's Medicaid Homecare Services Program (HCSP). During the year ended December 31,

1999 and 1998 and 1997, the Company had revenue from this contract , which represented 41%, 47% and 44%, respectively, of total revenues for each period. Leased medical devices in service relating to this contract represented 38% and 42%, respectively, of total leased medical devices at December 31, 1999 and 1998. Inventory relating to this contract represented approximately 20% and 25% of total inventory on hand at December 31, 1999 and December 31, 1998, respectively. The contract with HCSP expired on June 30, 1999 and the Company continues to service New York City's Medicaid Homecare Services Program (HCSP) under the terms and conditions of the contract that expired. In January 1999, the Company submitted its proposal to the City of New York to renew and extend the contract.

On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. As of March 20, 2000, the contract had not been awarded.

If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. With the potential loss of approximately 40 % of the Company's revenues, cash flow from operations would be adversely affected. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. It could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed and management is prepared to eliminate significant personnel costs and fixed overhead associated with servicing the contract. Even if the Company does receive the renewal of the contract, management expects that the same level of revenues will not be sustained due to the competitive nature of the bid process, including factors such as pricing and number of subscribers to be serviced. The Company cannot assess the full financial impact at this time, as no determination can be made on how the transition to another vendor would be accomplished, and in what time frame the transition will be made.

In light of the possibility that the Company's contract with HCSP may not be renewed the Company's management has focused on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products and services.

ITEM 7.    FINANCIAL STATEMENTS.
           ---------------------

The financial statements required hereby are located on pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.

                                    PART III

The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2000 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

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

            3(c)*       Articles of Incorporation of Safe Com, Inc.

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

            10(c)(i)    Amendment,  dated  March  4,  1992,  to  the  Employment
                        Agreement between the Company and John Lesher. (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31,
                        1991).

            10(c)(ii)*  Employment Agreement, dated March 26, 1999  between the
                        Company and Corey M. Aronin.

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

            10(j)(i) Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York (Incorporated by reference to
                        Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1997).

            10(j)(ii)*  Addendum  to lease for  premises  located at 3255 Lawson
                        Boulevard, Oceanside, New York.

            10(k) Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1997).

            10(l) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York dated September 1, 1998 by and between the Company and Roseann and Charles Rojo. (Incorporated by reference to Exhibit 10(l) of the Company's form 10-KSB for the year ended December 31,
                        1998).

            10(m) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

            10(n) Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1997).

            10(o)       Amended  1991  Stock  Option  Plan.   (Incorporated   by
                        reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

            10(p)       1997 Stock  Option Plan  (Incorporated  by  reference to
                        Exhibit 10(q) to the

                        Company's  Form 10-KSB for the year ended  December  31,
                        1997).

            10(q)(i) Agreement between the Company and the City of New York, (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31,
                        1996).

            10(r)(i)*   Purchase/Leaseback  Agreement  dated July 13,  1999 with
                        Celtic Leasing Corp.

            10(r)(ii)   Purchase/Leaseback Agreement dated January 13, 1998 with
                        Celtic  Leasing  Corp.  (Incorporated  by  reference  to
                        Exhibit 10(u)( to the Company's Form 10-KSB for the year ended December 31, 1998.)

            10(s) Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997 (Incorporated by reference to Exhibit 10(v) to the Company's Form 10-KSB for the year ended December 31,
                        1997).

            10(t)(i) Loan Agreement dated as of April 27, 1998 by and between the Company and European American Bank. (Incorporated by reference to exhibit 10(w) to the Company's Form 10-KSB for the year ended December 31, 1998.)

            10(t)(ii)*  First  Amendment to Loan  Agreement  between the Company and European American Bank, extending such agreement to May 31, 2001.

            10(u) Assignment of Rents and Leases dated January 7, 1999 relating to the leased premises at 910 Church Street, Decatur, Georgia (Incorporated by reference to exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1998).

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

Dated:  March 28, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Howard M. Siegel            Chairman of the Board,          March 28, 2000
---------------------------     President, Chief Executive
Howard M. Siegel                Officer and Director


/s/ Corey M. Aronin             Chief Financial Officer         March 28, 2000
---------------------------
Corey M. Aronin


/s/ Peter Breitsone             Director                        March 28, 2000
---------------------------
Peter Breitstone


/s/ Leonard Herz                Director                        March 28, 2000
---------------------------
Leonard Herz


/s/ Theodore Simon              Director                        March 28, 2000
---------------------------
Theodore Simon


/s/ Frederick Siegel            Director                        March 28, 2000
---------------------------
Frederick Siegel

                          AMERICAN MEDICAL ALERT CORP.
                                 AND SUBSIDIARY








                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

CONTENTS
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS                                    F-1


FINANCIAL STATEMENTS:

     Consolidated Balance Sheets                                     F-2

     Consolidated Statements of Income                               F-3

     Consolidated Statements of Shareholders' Equity                 F-4

     Consolidated Statements of Cash Flows                           F-5

     Notes to Consolidated Financial Statements                 F-6 - F-16

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiary
Oceanside, New York


We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Margolin, Winer & Evens LLP
Margolin, Winer & Evens LLP
Garden City, New York

February 17, 2000


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------

December 31,                                                                          1999                  1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 2)

CURRENT ASSETS:
     Cash                                                                           $ 953,734           $ 1,419,842
     Accounts and notes receivable (net of allowance for
         doubtful accounts of $75,000 in 1999 and $60,000 in 1998)
         (Notes 1, 3 and 9)                                                         2,255,640             2,170,498

     Inventory (Note 1)                                                               791,572             1,329,526
     Prepaid expenses and taxes and other current assets
         (Notes 1 and 4)                                                              342,548               139,632
     Deferred income taxes (Notes 1 and 4)                                            156,000               121,000
                                                                           ------------------    ------------------

TOTAL CURRENT ASSETS                                                                4,499,494             5,180,498
                                                                           ------------------    ------------------


INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST (NOTE 1)                        988,000                     -
                                                                           ------------------    ------------------



FIXED ASSETS - AT COST:
     Leased medical devices                                                         8,014,100             6,214,857
     Monitoring equipment                                                             863,632               561,033
     Furniture and equipment                                                          463,576               419,450
     Leasehold improvements                                                           217,600               214,638
     Automobiles                                                                       45,468                44,792
                                                                           ------------------    ------------------
                                                                                    9,604,376             7,454,770
     Less accumulated depreciation and amortization (Note 1)                        4,101,029             2,913,424
                                                                           ------------------    ------------------

                                                                                    5,503,347             4,541,346
                                                                           ------------------    ------------------

OTHER ASSETS
     Intangible assets (net of accumulated amortization
         of $57,100 in 1999 and $24,150 in 1998) (Note 1)                             250,605               167,350

     Other assets and deferred costs (Note 9)                                         143,075                35,002
                                                                           ------------------    ------------------


                                                                                      393,680               202,352
                                                                           ------------------    ------------------

TOTAL ASSETS                                                               $       11,384,521    $        9,924,196
                                                                           ==================    ==================


CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------

December 31,                                                                        1999                  1998
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                           $ 305,320             $ 185,394
      Accrued expenses                                                             242,373               142,342
      Income taxes payable                                                              -                 21,569
      Current portion of capital lease obligations (Note 5)                         98,801                44,110
                                                                        ------------------    ------------------

TOTAL CURRENT LIABILITIES                                                          646,494               393,415

DEFERRED INCOME TAX LIABILITY (NOTES 1 AND 4)                                      423,000               332,000


DEFERRED GAIN ON SALE OF EQUIPMENT (NOTE 1)                                         17,166                22,766


LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS (NOTE 5)                            282,686               148,542
                                                                        ------------------    ------------------


TOTAL LIABILITIES                                                                1,369,346               896,723
                                                                        ------------------    ------------------


COMMITMENTS (NOTES 5, 6 AND 8)                                                          -                     -


SHAREHOLDERS' EQUITY (NOTES 6 AND 8):
      Preferred Stock, $.01 par value-
          authorized, 1,000,000 shares;
          none issued and outstanding
      Common stock, $.01 par value -
          authorized, 10,000,000 shares;
          issued 6,446,832 shares in 1999 and
          6,397,570 shares in 1998                                                  64,468                63,976
      Additional paid-in capital                                                 6,200,701             6,089,050

      Retained earnings                                                          3,856,038             2,980,479
                                                                        ------------------    ------------------
                                                                                10,121,207             9,133,505
      Less treasury stock, at cost (43,910 shares in 1999
          and 1998)                                                               (106,032)             (106,032)
                                                                        ------------------    ------------------


TOTAL SHAREHOLDERS' EQUITY                                                      10,015,175             9,027,473
                                                                        ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 11,384,521           $ 9,924,196
                                                                        ==================    ==================

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                   1999                   1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE (NOTES 1 AND 9):
     Services                                                   $        8,789,882    $        7,812,571    $        6,757,594
     Product sales                                                         435,358               484,637               879,136
                                                                ------------------    ------------------    ------------------

                                                                         9,225,240             8,297,208             7,636,730
                                                                ------------------    ------------------    ------------------


COSTS AND EXPENSES (INCOME):
     Costs related to services                                           3,386,606             2,828,094             2,542,840
     Cost of products sold                                                 357,046               461,641               824,290
     Selling, general and
         administrative expenses                                         3,961,954             3,268,739             2,746,695
     Interest expense                                                       23,087                21,802                46,705
     Other income                                                          (22,012)               (8,571)               (1,308)
                                                                ------------------    ------------------    ------------------

                                                                         7,706,681             6,571,705             6,159,222
                                                                ------------------    ------------------    ------------------


INCOME BEFORE PROVISION FOR INCOME TAXES                                 1,518,559             1,725,503             1,477,508

PROVISION FOR INCOME TAXES (NOTES 1 AND 4)                                 643,000               739,000               673,000
                                                                ------------------    ------------------    ------------------

NET INCOME                                                      $          875,559    $          986,503    $          804,508
                                                                ==================    ==================    ==================



BASIC EARNINGS PER SHARE (NOTE 1)                                      $   .14               $    .17              $   .14
                                                                       =======               ========              =======

DILUTED EARNINGS PER SHARE (NOTE 1)                                    $   .14               $    .16              $   .14
                                                                       =======               ========              =======


The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       COMMON STOCK
                                                                               ---------------------------
                                                                               NUMBER                                ADDITIONAL
                                                                                 OF                                    PAID-IN
                                                                               SHARES               AMOUNT             CAPITAL
                                                                               ------               ------             -------
BALANCE - JANUARY 1, 1997                                                       5,843,276      $        58,432      $     4,391,990

COMMON STOCK ISSUED                                                                 2,500                   25                3,803

EXERCISE OF STOCK OPTIONS (NOTE 6)                                                 58,831                  588              127,396

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1997                                        -                    -                    -
                                                                          ---------------      ---------------      ---------------

BALANCE - DECEMBER 31, 1997                                                     5,904,607               59,045            4,523,189

EXERCISE OF STOCK OPTIONS (NOTE 6)                                                123,653                1,237              276,969

EXERCISE OF STOCK WARRANTS (NOTE 6)                                               369,310                3,694            1,288,892

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1998                                        -                    -                    -
                                                                          ---------------      ---------------      ---------------

BALANCE - DECEMBER 31, 1998                                                     6,397,570               63,976            6,089,050

EXERCISE OF STOCK OPTIONS (NOTE 6)                                                 24,262                  242               61,901

EXERCISE OF NON-EMPLOYEE STOCK OPTIONS (NOTE 6)                                    25,000                  250               49,750

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1999                                        -                    -                    -
                                                                          ---------------      ---------------      ---------------

BALANCE - DECEMBER 31, 1999                                                     6,446,832      $        64,468      $     6,200,701
                                                                          ===============      ===============      ===============

                                                                               RETAINED             TREASURY
                                                                               EARNINGS               STOCK               TOTAL
                                                                               --------               -----               -----
BALANCE - JANUARY 1, 1997                                                  $     1,189,468     $   (106,032)       $      5,533,858

COMMON STOCK ISSUED                                                                     -                -                    3,828

EXERCISE OF STOCK OPTIONS (NOTE 6)                                                      -                -                  127,984

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1997                                    804,508               -                  804,508
                                                                           ---------------     ------------        ----------------

BALANCE - DECEMBER 31, 1997                                                      1,993,976         (106,032)              6,470,178

EXERCISE OF STOCK OPTIONS (NOTE 6)                                                      -                -                  278,206

EXERCISE OF STOCK WARRANTS (NOTE 6)                                                     -                -                1,292,586

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1998                                    986,503               -                  986,503
                                                                           ---------------     ------------        ----------------

BALANCE - DECEMBER 31, 1998                                                      2,980,479         (106,032)              9,027,473

EXERCISE OF STOCK OPTIONS (NOTE 6)                                                      -                -                   62,143

EXERCISE OF NON-EMPLOYEE STOCK OPTIONS (NOTE 6)                                         -                -                   50,000

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1999                                    875,559               -                  875,559
                                                                           ---------------     ------------        ----------------

BALANCE - DECEMBER 31, 1999                                                $     3,856,038     $   (106,032)       $     10,015,175
                                                                           ===============     ============        ================

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                      1999                   1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                       $       875,559       $       986,503       $       804,508

     Adjustments to reconcile net income
              to net cash provided by
              operating activities:

         Provision (credit) for
              deferred income taxes                                            56,000               (10,000)               17,000
         Provision for doubtful receivables                                    15,000                30,000                    -
         Gain on sale and leaseback of fixed assets                            (5,600)               (5,600)                   -
         Issuance of common stock in
              consideration for consulting services                                -                     -                  3,828
         Depreciation and amortization                                      1,273,484             1,050,327               780,280
         Decrease (increase) in:
              Accounts receivable                                            (100,142)             (625,760)             (230,983)
              Inventory                                                       537,954               (18,975)             (139,530)
              Prepaid expenses and taxes and
                  other current assets                                       (202,916)               57,358               (59,743)
              Other assets                                                   (108,073)                 (241)               (9,893)
         Increase (decrease) in:
              Accounts payable                                                119,926                23,599               (30,912)
              Accrued expenses                                                100,031                 2,540              (172,152)
              Income taxes payable                                            (21,569)               21,569               (16,464)
                                                                      ---------------       ---------------       ---------------

     Net Cash Provided by Operating Activities                              2,539,654             1,511,320               945,939
                                                                      ---------------       ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for fixed assets including
         inventory of medical devices held
         for lease in 1999                                                 (3,190,535)           (1,711,996)             (761,019)
     Proceeds from sale of equipment                                          250,000               128,719                    -
     Payment for account acquisitions and
         licensing agreement                                                 (116,205)             (191,500)                   -
                                                                      ---------------       ---------------       ---------------

     Net Cash Used in Investing Activities                                 (3,056,740)           (1,774,777)             (761,019)
                                                                      ---------------       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments on bank borrowings                                             -               (150,000)             (300,000)
     Principal payments under capital
         lease obligations                                                    (61,165)              (42,232)               (9,178)
     Proceeds upon exercise of stock options                                   62,143               278,206               127,984
     Proceeds upon exercise of non-employee
         stock options and stock warrants                                      50,000             1,292,586                    -
                                                                      ---------------       ---------------       ---------------

     Net Cash Provided by  (Used in)
         Financing Activities                                                  50,978             1,378,560              (181,194)
                                                                      ---------------       ---------------       ---------------


  NET (DECREASE) INCREASE IN CASH                                     $      (466,108)        $   1,115,103       $         3,726

  CASH - BEGINNING OF YEAR                                                  1,419,842               304,739               301,013
                                                                       --------------       ---------------       ---------------

  CASH - END OF YEAR                                                  $       953,734         $   1,419,842       $       304,739
                                                                       ==============       ===============       ===============


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
          INFORMATION -
      Cash paid during the year for:
          Interest                                                    $        23,087         $      21,802       $        46,705
          Income taxes                                                        765,569               695,809               704,254

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
          AND FINANCING ACTIVITIES:
      Fixed assets recorded under
          capital lease obligations                                   $      250,000         $     223,030*      $            -


      During 1999 and 1998, the Company sold and leased back various monitoring equipment which was placed in service during prior years. A deferred gain of $28,366 was recorded on the 1998 transaction. There was no gain or loss on the 1999 transaction.
      (Note 1)

  *   Includes $128,719 from the sale/leaseback.

                                                                            F-5
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      SUMMARY OF              SCOPE OF BUSINESS - The  Company's  business is
        SIGNIFICANT             to sell,  rent,  install,  service  and monitor
        ACCOUNTING POLICIES     remote  communication   systems  with  personal
                                security and smoke/fire detection capabilities,
                                linked  to  an  emergency  response  monitoring
                                center.   The  Company   markets  its  products
                                primarily to institutional customers, including
                                long-term    care     providers,     retirement
                                communities, hospitals, and government agencies
                                across   the  United   States  and   individual
                                consumers. (See Note 9.)

                                CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiary, Safe Com, Inc. All material inter-company balances and transactions have been eliminated.

                                INVENTORY VALUATION - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Finished goods, excluding inventory of medical devices held for lease, were approximately $631,000 and $1,263,000 at December 31, 1999 and 1998, respectively, and the remaining inventory consists of component parts. Inventory of medical devices held for lease are finished goods that the Company intends to place in service as fixed assets under its rental program.

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

                                Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the impairment loss, if any, is based on the fair value of the asset. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition during the three year period ending December 31, 1999. (See

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                Note 9.)

                                 INTANGIBLE ASSETS - Intangible assets, consisting of purchased trade accounts, a related trade name, and a licensing agreement, are amortized using the straight-line method at rates adequate to allocate the cost of the assets over their expected useful lives. The trade accounts and the licensing agreement are amortized over five years and the trade name is amortized over ten years. It has been Company experience that trade accounts purchased would have a life of at least five years and would show growth even net of attrition. The licensing agreement and trade name relate to recognized names in the Company's industry and thus have remaining useful lives of at least five and ten years, respectively.

                                INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," pursuant to which deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

                                DEFERRED GAIN ON SALE OF EQUIPMENT - Statement of Financial Accounting Standards No. 28, "Accounting for Sales with Leasebacks," generally requires profit or loss on the sale to be deferred and amortized. In April 1998 and in October 1999, the Company financed approximately $128,000 and $250,000 of computer monitoring equipment under sale-leaseback arrangements. The April 1998 sale-leaseback arrangement resulted in a gain of approximately $28,000 which is being amortized over the five year lease term. No gain or loss was recorded on the October 1999 arrangement. (See Note 5.)

                                REVENUE RECOGNITION - Revenue from the sale of medical alert devices is recognized upon delivery. Revenue from renting, installation and monitoring services is recognized upon performance of such services.

                                RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $110,480, $14,586 and $20,441 for the years ended December 31, 1999, 1998, and 1997, respectively.

                                INCOME PER SHARE - In February 1997, the Financial Accounting Standards Board issued
                                SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the years ended December 31, 1999, 1998 and 1997 is presented in

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                conformity with this pronouncement.

                                The following table is a  reconciliation  of the
                                numerators   and   denominators   in   computing
                                earnings per share:


                                            Income           Shares        Per-Share
                  1999                    (Numerator)     (Denominator)     Amounts
                  ----                  -------------     -------------  ------------
  BASIC EPS -
      Income available to
           common stockholders          $     875,559          6,375,803       $.14
                                                                               ====

  EFFECT OF DILUTIVE SECURITIES -
      Options and warrants                         -              73,430
                                        -------------     --------------

  DILUTED EPS -
      Income available to common
           Stockholders and
           assumed conversions          $     875,559          6,449,233       $.14
                                        =============     ==============       ====

                  1998

  BASIC EPS -
      Income available to
           common stockholders          $     986,503          5,938,900       $.17
                                                                               ====

  EFFECT OF DILUTIVE SECURITIES -
      Options and warrants                         -             122,993
                                        -------------     --------------

  DILUTED EPS -
      Income available to common
           Stockholders and
           assumed conversions          $     986,503          6,061,893       $.16
                                        =============     ==============       ====

                  1997

  BASIC EPS -
      Income available to
           common stockholders          $     804,508          5,839,450       $.14
                                                                               ====

  EFFECT OF DILUTIVE SECURITIES -
      Options and warrants                         -              92,168
                                        -------------     --------------

  DILUTED EPS -
      Income available to common
           Stockholders and
           assumed conversions          $     804,508          5,931,618       $. 14
                                        =============     ==============       =====

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts which at times may exceed federally insured limits. (See Note 9.)

                                RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

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

                                FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107,
                                "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable, accrued expenses and taxes payable, approximates their carrying amounts due to the short maturity of these instruments.

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


2.      BANK LINE OF            The Company has a revolving credit line which
        CREDIT                  permits  maximum  borrowings  up  to $2,000,000
                                (based upon  75% of eligible accounts receivable
                                and  25% of  inventory, as defined).  Borrowings
                                under  the  line   bear interest at the lower of
                                the prime rate or LIBOR plus 2.50% (as defined) and are collateralized by the Company's

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                assets.  The credit line is available until May
                                31,  2001.  No  amounts  were   outstanding  at
                                December 31, 1999 and 1998.


                                The agreement provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.


3.      RELATED PARTY           A  director  of the  Company  has an  ownership
        TRANSACTIONS            interest  in  an  insurance   agency  that  has
                                written policies for the Company with premiums of $148,168, $147,924 and $165,094 in 1999,
                                1998 and 1997, respectively.

                                Included in accounts and notes receivable at December 31, 1999 and 1998 is $110,787 and
                                $84,350, respectively, due from the president and principal shareholder of the Company. (See Notes 5 and 6.)


4.      INCOME TAXES            The provision for income taxes consists of the
                                following:

                                                               Years Ended December 31,
                                                         -------------------------------------
                                                            1999          1998           1997
                                                         ---------     ---------     ---------

                                Current:
                                      Federal        $    411,000   $    542,000   $    452,000
                                      State               176,000        207,000        204,000
                                                     ------------   ------------   ------------

                                                          587,000        749,000        656,000
                                                     ------------   ------------   ------------

                                Deferred:
                                      Federal              45,000         (8,000)        14,000
                                      State                11,000         (2,000)         3,000
                                                     ------------   ------------   ------------

                                                           56,000        (10,000)        17,000
                                                     ------------   ------------   ------------

                                Total                $    643,000    $   739,000    $   673,000
                                                     ============    ===========    ===========

                                The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                                                   Years Ended December 31,
                                                                           --------------------------------------
                                                                             1999            1998           1997
                                                                           --------        --------      --------
                                Statutory federal income tax rate              34%            34%            34%
                                State and local taxes                           8              8              9

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                Other                                           -              1              2
                                                                           ------         ------          -----

                                Effective income tax rate                      42%            43%            45%
                                                                           ======         ======          =====

                                The tax effects of significant items comprising the Company's deferred taxes at December 31, 1999 and 1998 are as follows:


                                                                                                 December 31,
                                                                                      -------------------------------
                                                                                             1999             1998
                                                                                      -------------     -------------
                                Deferred tax liabilities:
                                     Difference between book and tax bases
                                        of property                                   $    (423,000)    $    (332,000)
                                                                                      -------------     -------------

                                Deferred tax assets:
                                     Reserves not currently deductible                       95,000            75,000
                                     Capitalization of inventory                             54,000            46,000
                                     Other                                                    7,000                -
                                                                                      -------------     ------------

                                     Total                                                  156,000           121,000
                                                                                      -------------     -------------

                                Net deferred tax liabilities                          $    (267,000)    $    (211,000)
                                                                                      =============     =============

5.      COMMITMENTS             CAPITAL LEASES - At December 31, 1999 and 1998,
                                the Company is obligated under certain capital lease agreements for monitoring equipment and an automobile that expire at various dates in 2000 through 2003. The amounts of monitoring equipment and the automobile recorded under capital leases and included in fixed assets at December 31, 1999 and 1998 are as follows:

                                                                                                 December 31,
                                                                                      -------------------------------
                                                                                            1999            1998
                                                                                      --------------    -------------
                                      Monitoring equipment                            $      459,085    $     209,085
                                      Automobiles                                             14,336           14,336
                                      Less accumulated depreciation                          (85,229)         (23,008)
                                                                                      --------------    -------------
                                                                                      $      388,192    $     200,413
                                                                                      ==============    =============

                                The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999:

                                               Years ending December 31,
                                                            2000                             $      123,797
                                                            2001                                    127,005

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            2002                                    124,320
                                                            2003                                     67,829
                                                                                               ------------
                                               Total minimum lease payments                         442,951

                                               Less amounts representing interest                    61,464
                                                                                               ------------
                                               Present value of net minimum
                                                   lease payments                            $      381,487

                                               Less current portion                                  98,801

                                               Obligation under capital leases,
                                                   less current portion                      $      282,686
                                                                                             ==============

                                OPERATING LEASES - The Company leases office facilities from its principal shareholder under three separate agreements, all of which expire in September 2007. The leases call for minimum annual rentals, subject to a 5% annual increase plus reimbursement for real estate taxes. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia and Countryside, Illinois. Rent expense was $271,010 in 1999, $260,645 in 1998 and $197,887 in 1997,  which includes  $167,613,
                                $147,357,   $116,719,   respectively,   paid  in
                                connection with the above noted leases with the principal shareholder. The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                                 Years ending December 31,
                                         2000                 $        252,359
                                         2001                          195,066
                                         2002                          193,026
                                         2003                          202,677
                                         2004                          212,811
                                      Thereafter                       642,841
                                                              ----------------
                                                              $      1,698,780
                                                              ================

                                Approximately 95% of the minimum annual rental commitments relate to the above noted leases with the principal shareholder.

                                EMPLOYMENT AGREEMENTS - On January 1, 1997 the Company entered into a three year employment agreement with its president (who is also the principal shareholder). In addition to an annual base salary starting at $200,000, the agreement, among other things, provided for additional compensation which was based on the Company's pre-tax income, as defined. The employee could elect to receive the additional compensation either in cash or in the form of the Company's common

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                stock. For the three year period ending December 31, 1999, no additional compensation was earned. The agreement also provided for a termination payment, under certain circumstances, if a change in control (as defined) occurred. The termination payment would have been equal to 2.99 times the base amount, as defined.


                                The Company is negotiating a new three year employment agreement with its president, which would be effective January 1, 2000. As of February 17, 2000, the agreement has not yet been finalized.


6.      COMMON                  The Company has two Stock Option Plans,  a 1991
        STOCK,                  Stock  Option  Plan ("1991  Plan"),  and a 1997
        WARRANTS AND            Stock Option Plan ("1997  Plan").  A maximum of
        OPTIONS                 750,000 options may be granted under each plan,
                                as amended,  as either  Incentive Stock Options
                                or  Nonstatutory  Stock Options.  Stock options
                                granted  under the plans vest  immediately  and
                                have a term not greater than ten years from the
                                date the  option is granted or five years for a
                                holder of more than 10% of the Company's common
                                stock.  Incentive  Stock Options may be granted
                                at an  exercise  price  not less  than the fair
                                market  value of the  underlying  shares at the
                                date  of  grant   subject  to   certain   other
                                limitations  specified  in  Section  422 of the
                                Internal  Revenue Code.  The per share price of
                                Nonstatutory    Stock   Options    granted   to
                                Non-Insiders (as defined) shall be determined by the Board of Directors or the Stock Option
                                Committee of the Board. All options under the above plans have been granted at exercise prices equal to the fair market value of the underlying common shares at the date of the grant.


                                The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          1999             1998           1997
                                                                    --------------    -------------  -------------

                                Pro forma net income                $      671,781    $     854,573     $     694,844

                                Pro forma basic earnings
                                      per share                     $      .11        $      .14        $     .12

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                The weighted average grant date fair value of options granted in 1999, 1998 and 1997 was $203,778, $131,930 and $109,664, respectively.

                                The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:



                                                                       1999             1998             1997
                                                                   -----------       ------------    ----------
                                Expected life (years)                   2                2               2.24
                                Risk free interest rate                 5.13%            5.31%           5.97%
                                Expected volatility                    33.84%           27.66%          32.10%
                                Expected dividend yield                 -                -                 -

                                Information with respect to options under plans is as follows:


                                                                                                          Weighted
                                                                                         Number            Average
                                                                                           of             Exercise
                                                                                         Shares             Price
                                                                                         ------             -----

                                Balance - January 1, 1997                                 574,357        $  2.50
                                     Granted during 1997                                  160,917           2.70
                                     Forfeitures/expirations during 1997                  (73,267)          2.38
                                     Exercised during 1997                                (58,831)          2.18
                                                                                     ------------        -------

                                Balance - December 31, 1997                               603,176           2.57
                                     Granted during 1998                                  238,774           2.75
                                     Forfeitures/expirations during 1998                  (48,597)          2.78
                                     Exercised during 1998                               (123,653)          2.25
                                                                                     ------------        -------

                                Balance - December 31, 1998                               669,700           2.68
                                     Granted during 1999                                  290,089           3.15
                                     Forfeitures/expirations during 1999                 (208,829)          2.55
                                     Exercised during 1999                                (24,262)          2.56
                                                                                     ------------        -------

                                Balance - December 31, 1999                               726,698        $  2.89
                                                                                     ============        =======

                                At  December  31,  1999 and 1998,  726,698  and
                                669,700 options were exercisable, respectively.

                                The following table summarizes information about the stock options outstanding at December 31, 1999:

                              Options Outstanding                                          Options Exercisable
                              -------------------                                          -------------------
                                             Weighted-
                                              Average            Weighted-                                Weighted-
       Range of                              Remaining            Average                                  Average




       Exercise             Number          Contractual           Exercise             Number             Exercise
       Prices             Outstanding           Life                Price           Exercisable              Price
       ------             -----------           ----                -----           -----------              -----

   $2.1875 -
    3.2500                   584,504            3.06                $2.66               584,504             $2.66
   $3.2501-
    4.1938                   142,194            3.94                 3.87               142,194              3.87
                        ------------        --------              -------               -------         ---------
                             726,698            3.23              $  2.89               726,698             $2.89
                        ============        ========              =======               =======         =========

                                As of December 31, 1999, 192,296 options are available for future grants under the 1997 Plan. No future options will be granted under the 1991 Plan.

                                The Company has agreed to grant options to its management and employees in January and July of each year. The number of options to be granted is equal to 5% of the dollar amount of compensation during the two calendar quarters preceding the grant date. Additional options may be granted from time to time upon approval of the stock option committee. To the extent permitted by law, such options will be granted as Incentive Stock Options. Each nonemployee director will receive options for 10,000 shares of common stock in July.

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

                                In November 1994, the Company granted to legal counsel options to purchase 25,000 shares of common stock at $2.00 per share (the fair market value at the date of grant), such options being exercisable for a period of five years from the date of grant. In November 1999, the options were exercised.

7.      EMPLOYEE                Effective  January  1997,  the Company began to
        SAVINGS PLAN            sponsor  a  401(k)   savings   plan   which  is
                                available    to   all    eligible    employees.
                                Participants may elect to defer from 1% to 15% of their compensation, subject to an annual limitation provided by the Internal Revenue
                                Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. The Company contributed $17,703 and $15,282 for the years ended December 31, 1999 and 1998, respectively.

8.      CONSULTING              In December  1994,  the Company  entered into a
        AGREEMENT               financial   advisory  and  investment   banking
                                agreement.  In connection  with the  agreement,
                                the   Company    granted    150,000    warrants
                                exercisable   for  a  period   of  four   years
                                commencing one year from the date of the agreement at an exercise price of $2.00 per share (the fair market value at the date of grant). On January 1, 1997, the agreement was renewed for a term of twelve months and the Company granted the consultant an additional
                                50,000 warrants exercisable for a period of four years at an exercise price of $4.50. In
                                December 1999 the 150,000 warrants granted in 1994 expired.

                                In June 1999, the Company entered into a consulting agreement whereby the consultant is to render advice to the Company with respect to investor relations. In connection with the agreement, the Company granted the consultant 50,000 stock options exercisable for a period of five years, at an exercise price of $2.75 per share (the fair market value at the date of the grant). At December 31, 1999, all of the options were fully vested. The fair value of the options granted was not material.

9.      MAJOR                   The Company is an approved  Medicaid Provider in
        CUSTOMERS               the states of New York and  Georgia.  During the
                                years ended  December 31,  1999,  1998 and 1997,
                                the Company had revenue from one contract with a
                                municipality    in   New   York   State    which
                                represented,  respectively,  41%, 47% and 44% of
                                total   revenue  each  year.   The  contract  is
                                effective  through  June 30,  1999.  In  January
                                1999, the Company  submitted its proposal to the
                                municipality  to renew and extend the  contract.
                                Since June 30, 1999,  the Company has  continued
                                to  provide  service to the  municipality  while
                                awaiting its  selection  of a provider.  Even if
                                the  Company  does  receive  the  renewal of the
                                contract, management expects that the same level
                                of  revenues  will not be  sustained  due to the
                                competitive nature of the bid process, including
                                such   factors   as   pricing   and   number  of
                                subscribers to be serviced.  If the municipality
                                does  not  renew  the  contract,  a  significant
                                amount of the  Company's  revenue would be lost,
                                which  would have a material  adverse  effect on
                                operating results,  and in addition,  there most
                                likely would be a significant  write-down of the
                                Company's   leased  medical  devices  (and/or  a
                                reduction in their  remaining  useful lives) and
                                medical  devices  held for lease.  The extent of
                                the write down will be dependant upon the length
                                of the transition period to the new provider. As
                                of  December   31,   1999  and  1998,   accounts
                                receivable from the contract represented 62% and
                                67%,  respectively,  of accounts  receivable and
                                leased  medical  devices  in  service  under the
                                contract represented 38% and 42%,  respectively,
                                of  leased  medical  devices.  In  addition,   a
                                substantial  amount  of  the  Company's  medical
                                devices  held for lease at December 31, 1999 are
                                intended   primarily  for  this   contract.   At
                                December 31, 1999 the Company has incurred legal
                                and  other   fees  of   approximately   $100,000
                                relating to the contract extension. Such costs have been classified as deferred costs and will be amortized over the new contract term or written off if the contract is not renewed.

                                 EXHIBIT INDEX
                                 -------------

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

            3(c)*       Articles of Incorporation of Safe Com, Inc.

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

            10(c)(i)    Amendment,  dated  March  4,  1992,  to  the  Employment
                        Agreement between the Company and John Lesher. (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31,
                        1991).

            10(c)(ii)*  Employment Agreement, dated March 26, 1999  between  the
                        Company and Corey M. Aronin.

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

            10(j)(i) Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York (Incorporated by reference to
                        Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1997).

            10(j)(ii)*  Addendum  to lease for  premises  located at 3255 Lawson
                        Boulevard, Oceanside, New York.

            10(k) Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1997).

            10(l) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York dated September 1, 1998 by and between the Company and Roseann and Charles Rojo. (Incorporated by reference to Exhibit 10(l) of the Company's form 10-KSB for the year ended December 31,
                        1998).

            10(m) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

            10(n) Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois (Incorporated by reference to Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1997).

            10(o)       Amended  1991  Stock  Option  Plan.   (Incorporated   by
                        reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

            10(p)       1997 Stock  Option Plan  (Incorporated  by  reference to
                        Exhibit 10(q) to the

                        Company's  Form 10-KSB for the year ended  December  31,
                        1997).

            10(q)(i) Agreement between the Company and the City of New York, (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31,
                        1996).

            10(r)(i)*   Purchase/Leaseback  Agreement  dated July 13,  1999 with
                        Celtic Leasing Corp.

            10(r)(ii)   Purchase/Leaseback Agreement dated January 13, 1998 with
                        Celtic  Leasing  Corp.  (Incorporated  by  reference  to
                        Exhibit 10(u)( to the Company's Form 10-KSB for the year ended December 31, 1998.)

            10(s) Financial Advisory and Investment Banking Agreement with GKN Securities Corp. dated as of January 1, 1997 (Incorporated by reference to Exhibit 10(v) to the Company's Form 10-KSB for the year ended December 31,
                        1997).

            10(t)(i) Loan Agreement dated as of April 27, 1998 by and between the Company and European American Bank. (Incorporated by reference to exhibit 10(w) to the Company's Form 10-KSB for the year ended December 31, 1998.)

            10(t)(ii)*  First  Amendment to Loan  Agreement  between the Company and European American Bank, extending such agreement to May 31, 2001.

            10(u) Assignment of Rents and Leases dated January 7, 1999 relating to the leased premises at 910 Church Street, Decatur, Georgia (Incorporated by reference to exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1998).

            23(a)*      Consent of Margolin, Winer & Evens LLP.

            27*         Financial Data Schedule.

-------------------
*    Filed herewith.