Form 10KSB/A
period 1999-12-31
AMERICAN MEDICAL ALERT CORP
filed 2000-05-01
CIK 700721

AMENDMENT NO. 1
                                       ON
                                  FORM 10-KSB/A

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


Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

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

         Yes    X      No
             -------      ------

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 24, 2000, was $10,125,904 computed by reference to the average closing bid and asked prices of such stock as reported on NASDAQ on that date.

         Aggregate number of shares of Common Stock outstanding as of April 24, 2000: 6,415,241.

         The purpose of this Amendment No. 1 to the Annual Report of American Medical Alert Corp., a New York corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 1999 is to amend Part II, Item 7, footnote 6 relating to certain options under the Company's 1991 Stock Option Plan and to include Part III, Items 9, 10, 11, 12 and 13 and thereby, eliminate the incorporation by reference of Part III to the Company's definitive proxy statement.

PART II - AMENDMENT TO PART II

         Part II, Item 7, footnote 6, fourth paragraph from the bottom, first sentence is amended to the following:

As of December 31, 1999, 275,118 shares of common stock are available for future grants under the 1991 Plan and 192,296 options are available for future grants under the 1997 Plan.

         Part II, Item 7, footnote 6, fourth paragraph from the bottom, second sentence is deleted in its entirety.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


NAME                               AGE       POSITION WITH THE COMPANY
----                               ---       -------------------------

Howard M. Siegel                   66        Chairman of the Board, President,
                                             Chief Executive Officer and Director
Leonard Herz                       68        Director
Peter Breitstone                   46        Director
Theodore Simon                     64        Director
Frederic S. Siegel                 30        Vice President - Sales and Marketing and Director


INFORMATION ABOUT DIRECTORS

         The following is a brief summary of the background of each director:

         HOWARD M. SIEGEL, 66, has been the Company's Chairman of the Board, President and Chief Executive Officer and a director for more than the past five years. Mr. Siegel also served as the Company's Chief Financial Officer for more than the past five years, prior to the Company hiring Corey M. Aronin to serve in such capacity in September, 1996.

         LEONARD HERZ, 68, has been a director of the Company since June 1993. He has been the President of Leonard Herz and Associates, a financial consulting firm since 1982. Leonard Herz and Associates is located in Denver, Colorado. Mr. Herz is a certified public accountant.

         PETER BREITSTONE, 46, has been a director of the Company since March 1994. He has been the President of Breitstone & Co., Ltd., an insurance brokerage and consulting firm located in Cedarhurst, New York, since December 1989. He is also the President of Shinecock Insurance Ltd., a company providing reinsurance. He has served in such capacity since December 1987. Mr. Breitstone has also been a practicing attorney in New York for more than the past five years.

         THEODORE SIMON, 64, has served as the Senior Vice President of Engineering of Fire Burglary Instruments, a division of Pittway Corp., since 1990. Prior to 1990, Mr. Simon served as President of that company prior to its acquisition by Pittway.

         FREDERIC S. SIEGEL, 30, has been a director of the Company since September 1998 and has served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

INFORMATION ABOUT NON-DIRECTOR EXECUTIVE OFFICERS

         The following is a brief summary of the background of each executive officer of the Company who is not also a director of the Company:

         COREY M. ARONIN, 47, joined the Company in September 1996 as the Chief Financial Officer. Previously, Mr. Aronin held senior financial positions. From December 1995 to May 1996, he served as the Executive Vice President of Finance at Affiliated Island Grocers, Inc. From August 1982 until November 1995, Mr. Aronin served as the controller and Treasurer at Golden Simcha Poultry, Inc., a closely held corporation, in which Mr. Aronin was a shareholder. Mr. Aronin is a certified public accountant.

         JACK RHIAN, 45, joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc. a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service. Previously, Mr. Rhian held senior management positions in the delivery of health care services. Mr. Rhian holds a Master of Public Administration. Mr. Rhian serves as an appointee to the New York State Emergency Medical Services Counsel.

NON-DIRECTOR-SIGNIFICANT OFFICERS

         JOHN LESHER, 45, became the Company's Vice President, Engineering in March 1991. Prior thereto and from 1989, Mr. Lesher served as a senior engineer at the Company's former Bristol, Pennsylvania facility. From May 1984 to November 1988, Mr. Lesher served as the Operations and Manufacturing Director of Advanced Graphic Systems, Inc. (a subsidiary of Automation and Printing International Technology, Inc.), a company engaged in the sale and marketing of computerized printing equipment. Mr. Lesher holds a doctorate degree in Electrical Engineering / Computer Engineering.

         JOHN ROGERS, 53, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation from 1969 through May 1984 as Installation & Service Manager.

         There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Each of Messrs. Corey Aronin, Leonard Herz, Frederic Siegel, Howard Siegel and Theodore Simon failed to timely file an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5. Each of Messrs. Leonard Herz and Howard M. Siegel failed to timely file a statement of Changes in Beneficial Ownership on Form 4.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer and the three most highly compensated executive officers who were serving at the end of the fiscal year ended December 31, 1999, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999, for services rendered in all capacities to the Company and its subsidiary during the Company's 1997, 1998 and 1999 fiscal years. No other person earned compensation in excess of $100,000. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                                                                                             Long-Term
      Name and                               Annual Compensation                             Compensation
      Principal                           ---------------------------                        ------------
      Position               Year         Salary          Bonus                              Options(#)
---------------------------- ----         ------          -----                              ----------

Howard M. Siegel             1999           $230,000             0                             35,442
  Chairman of the            1998           $215,000             0                             19,183
  Board, President           1997           $200,000             0                              9,200
  and Chief Executive
  Officer

Corey M. Aronin              1999           $123,333             0                             19,090
 Chief Financial Officer     1998           $106,666             0                             26,420
                             1997            $93,333             0                              3,517

John Lesher                  1999           $100,000        $3,500                             15,000
  Vice President-            1998           $105,000             0                              7,825
  Engineering                1997            $92,512             0                              5,313

Frederic S. Siegel           1999           $125,000             0                             23,846
 Vice President-             1998            $83,481             0                             32,799
 Sales and Marketing         1997            $61,775             0                              3,840

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning options granted during the Company's 1999 fiscal year to the Named Executive Officers. All such options were granted under the Company's 1997 Stock Option Plan or the Company's 1991 Stock Option Plan, as amended.


                                                 Percent
                                                 of Total
                                                 Options
                                                 Granted to            Exercise
                               Number of         Employees in          Price             Expiration
      Name                      Options          Fiscal Year           Per Share         Date
-----------------              ---------         ------------          ---------         ----
Howard M. Siegel                   24,000           16.18%              $4.1938          01/04/2004
                                   11,442            8.10%              $2.6125          09/16/2004
Corey M. Aronin                    12,500            8.42%              $3.8125          01/04/2004
                                    6,590            4.66%              $2.3750          09/16/2004
John Lesher                        10,000            6.74%              $3.8125          01/04/2004
                                    5,000            3.54%              $2.3750          09/16/2004
Frederic S. Siegel                 16,500           11.12%              $3.8125          01/04/2004
                                    7,346            5.20%              $2.3750          09/16/2004

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

         The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1999 and the number and value at December 31, 1999 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.


                                                                          Number of
                                                                          Securities             Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised            In-the-Money
                                                                          Options/SARs           Options/SARs
                                                                          at FY-End (#)          at FY-End ($)
                      Shares Acquired                                     Exercisable/           Exercisable/
    Name              On Exercise (#)        Value Realized ($)           Unexercisable          Unexercisable
    ----              ---------------        ------------------           -------------          -------------
  Howard M. Siegel           ---                     ---                     80,657/0                  0/0

  Corey M. Aronin            ---                     ---                     49,027/0                  0/0

  John Lesher                ---                     ---                     76,307/0               $142.69/0

  Frederic S. Siegel         ---                     ---                     64,774/0                $63.81/0


COMPENSATION OF DIRECTORS

        Pursuant to the Company's 1991 and 1997 Stock Option Plans, the Board has the authority to grant options to directors in its discretion. The Board may from time to time authorize the grant of stock options to directors in connection with attendance at Board of Director meetings, at such times and in amounts as determined by the Board in its sole discretion. The Board of Directors generally grants 10,000 options to each director per calendar year for participation in meetings of the Board. In addition, each director receives $750 for each meeting of the Board of Directors attended. No person receives any fees in connection with attendance at meetings of committees of the Board of Directors.

EMPLOYMENT AGREEMENTS

           The Company has entered into an employment  agreement with Mr. Howard
M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement expires in December 2002 and provides for an annual base salary of $260,000 for the year 2000, $290,000 for the year 2001 and $320,000 for the year 2002. As an inducement for Mr. Siegel to enter into the employment agreement, Mr. Siegel will receive, contingent upon approval by the Company's shareholders of an option plan reserving sufficient shares for the grant, options to purchase up to 160,000 shares of the Company's Common Stock, at an exercise price of $2.75 per share. The term of exercise will be five years from the date of grant and all such options will be immediately exercisable.

           Mr. Siegel will receive additional compensation for any year that the Company's pre-tax income, as defined in the employment agreement, exceeds $2,000,000. Mr. Siegel will receive an amount equal to 8% of the Company's pre-tax income between $2,000,000 and $3,000,000, 9% of the Company's pre-tax income between $3,000,000 and $4,000,000 and 10% of the Company's pre-tax income in excess of $4,000,000. Such additional compensation may be paid to Mr. Siegel, at his option, in cash, Common Stock of the Company or a combination of both.

           In the event of his death during the term of the employment agreement, Mr. Siegel's estate or such other person as he shall designate shall be entitled to receive his base salary for a period of one year from the date of his death. In the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred and eighty (180) days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Siegel shall be entitled to receive his base salary and any additional compensation earned for such fiscal year pro rated to the date of termination. In addition, in the event there is a "change in control" and Mr. Siegel terminates his employment with the Company within 180 days following such "change in control", Mr. Siegel will be entitled to his base salary, the additional compensation described in the preceding paragraph, any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation for the past 5 years.

           The Company has entered into an employment  agreement  with Mr. Corey
M. Aronin pursuant to which he is employed full-time as the Company's Chief Financial Officer. The agreement expires in August 2000 and provides for an annual base salary of $130,000 plus additional compensation as determined by the Board of Directors. As an inducement to Mr. Aronin to continue his employment, the Company granted Mr. Aronin, pursuant to the Company's 1997 Stock Option Plan, 15,000 stock options at an exercise price of $2.75 per share. The term of exercise is five years from the date of grant and all such options are immediately exercisable.

           In the event of his death during the term of the employment agreement, Mr. Aronin's estate or such other person as he shall designate shall be entitled to receive his base salary for a period of one year from the date of his death. In the event that Mr. Aronin should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred and eighty (180) days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Aronin shall be entitled to receive his base salary and any additional compensation earned for such fiscal year pro rated to the date of termination. In addition, in the event there is a "change in control" and Mr. Aronin terminates his employment with the Company within 180 days following such "change in control", Mr. Aronin will be entitled to his base salary, the additional compensation described in the preceding paragraph, any benefits or awards earned through his last day of employment and a lump sum payment equal to his average annual total compensation for the past 5 years.

           The Company has entered into an employment agreement with Mr. Frederic S. Siegel pursuant to which he is employed full-time as the Company's Vice President of Marketing. The agreement expires in September 2000 and provides for an annual base salary of $110,000. In addition, Mr. Siegel shall receive as additional compensation: a commission in the amount of 3% on all incremental sales above 105% of 1997 sales, compounded by an additional 5% annually; a commission in the amount of .0375% on any increased net income above the base year 1997 so long as the Company's pre-tax income increases on a year to year basis; stock options, pursuant to the Company's 1991 or 1997 Stock Option Plans or other option plans which may be adopted in the future, to purchase a number of shares of Common Stock equal to 5% of the total compensation paid to him during each semi-annual stock option grant period; and options to purchase a number of shares of Common Stock equal to 2.5% of the incremental sales above 105% of 1997 sales, compounded by an additional 5% annually.

           In the event of his death during the term of the employment agreement, Mr. Siegel's estate or such other person as he shall designate shall be entitled to receive his base salary for a period of one year from the date of his death. In the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred and eighty (180) days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Siegel shall be entitled to receive his base salary and any additional compensation earned for such fiscal year pro rated to the date of termination. In addition, in the event there is a "change in control" and Mr. Siegel terminates his employment with the Company within 180 days following such "change in control", Mr. Siegel will be entitled to his base salary, the additional compensation described in the preceding paragraph, any benefits or awards earned through his last day of employment and a lump sum payment equal to 1.99 times his average annual total compensation for the past 5 years.

           The Company has entered into an employment agreement with Mr. Jack Rhian pursuant to which he is employed full-time as the Company's Vice President and Chief Operating Officer. The agreement expires in January 2002 and provides for an annual base salary of $125,000. In addition, contingent upon approval by the Company's shareholders of an option plan reserving sufficient shares for the grant of options, Mr. Rhian will receive options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The options will vest in installments over a period of three years commencing on January 31, 2001. The term of the options will be 5 years from the date of vesting of each installment. The Company may pay Mr. Rhian additional compensation upon the achievement of certain goals and milestones to be determined and approved by the Compensation Committee.

           In the event that Mr. Rhian should become disabled and be unable to perform his duties for a period of sixty (60) consecutive days or an aggregate of more than ninety (90) days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Rhian shall be entitled to receive his base salary and additional compensation earned for such fiscal year, if any, pro rated to the date of termination.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of April 24, 2000, with respect to
(a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director and nominee, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" below and (d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

Name and Address                               Amount and Nature of                 Percent of
Beneficial Owner(1)                            Beneficial Ownership                 Class (2)
--------------------                           --------------------                 ---------

Howard M. Siegel                                      1,125,496(3)                    17.3 %

Leonard Herz                                             57,000(4)                      *
254 Garfield Street
Denver, Colorado  80206

Peter Breitstone                                         35,000(5)                      *
534 Willow Avenue
Cedarhurst, New York 11516

Theodore Simon                                          171,570(6)                     2.7 %
35 Melrose Road
Dix Hills, New York 11746

Frederic S. Siegel                                      175,951(7)                     2.7 %

Corey M. Aronin                                          64,327(8)                      *

John Lesher                                              80,067(9)                     1.2 %

All directors and executive
officers as a group
(7 persons)                                           1,709,411(10)                   25.1 %


(1) Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.

(2) Asterisk indicates less than 1%. Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of beneficial ownership by all directors and executive officers as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3) Includes 93,229 shares subject to currently exercisable stock options and 19,300 shares held by Mr. Siegel as custodian for his son. Does not include options granted by the Company to Mr. Siegel contingent upon approval by the Company's shareholders of an option plan reserving sufficient shares for the grant.

(4)      Includes 35,000 shares subject to currently exercisable stock options.

(5)      Includes 35,000 shares subject to currently exercisable stock options.

(6) Includes 50,801 shares held by Mr. Simon as custodian for three of his children. Mr. Simon disclaims beneficial ownership of such shares. Also includes 20,000 shares subject to currently exercisable stock options.

(7) Includes 19,300 shares held by Mr. Howard M. Siegel as custodian for Frederic S. Siegel and 81,651 shares subject to currently exercisable stock options.

(8) Includes 2,000 shares held by Mr. Aronin's wife as custodian for their child. Also includes 57,027 shares subject to currently exercisable stock options.

(9)      Includes 80,067 shares subject to currently exercisable stock options.

(10)     Includes  options  indicated in notes (3),  (4), (5), (6), (7), (8) and
         (9).

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

         The Company purchases all of its business insurance through Breitstone & Co., Ltd., an insurance brokerage and consulting firm which is owned by Mr. Peter Breitstone, a director of the Company. The annual commission currently earned by Breitstone & Co., Ltd. on such insurance is approximately $15,000. The Company believes that the premiums paid to the various insurance carriers are competitive and the commissions paid to Breitstone & Co., Ltd. are customary in the insurance industry.

         The Company has entered into an employment  agreement with Mr. Frederic
S. Siegel pursuant to which he is employed full-time as the Company's Vice President of Marketing. Mr. Frederic S. Siegel is the son of Mr. Howard M. Siegel, the Chairman of the Board, President and Chief Executive Officer of the Company. See "Item 10 - Employment Agreements".

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
            ---------------------------------

(A)    EXHIBITS
       --------

       Exhibit No.    Identification of Exhibit
       -----------    -------------------------

           3(a) Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).
           3(b) Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement under the Securities Act of 1933, Commission File No. 333-6159).
           3(c) Articles of Incorporation of Safe Com, Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).
           10(c)(i) Employment Agreement dated March 26, 1999 between the Company and Corey M. Aronin. (Incorporated by reference to
                      Exhibit 10(c)(ii) to the Company's Form 10-KSB for the year ended December 31, 1999).
           10(c)(ii)* Employment  Agreement  dated  January 31, 2000 between the
                      Company and Jack Rhian.
           10(c)(iii)*Employment  Agreement  dated  January 1, 2000  between the
                      Company and Howard M. Siegel.
           10(c)(iv)* Employment  Agreement  dated  October 1, 1999  between the
                      Company and Frederic S. Siegel.
           10(d) Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).
           10(e) First Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

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

           10(j)(ii)  Addendum  to lease for  premises  located  at 3255  Lawson
                      Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(j)(ii) to the Company's Form 10-KSB for the year ended December 31, 1999).

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

           10(r)(i) Purchase/Leaseback Agreement dated July 13, 1999 with Celtic Leasing Corp. (Incorporated by reference to Exhibit 10(r)(i) to the Company's Form 10-KSB for the year ended December 31, 1999).

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

           10(t)(ii)  First Amendment to Loan Agreement  between the Company and
                      European American Bank, extending such agreement to May 31, 2001. (Incorporated by reference to Exhibit 10(t)(ii) to the Company's Form 10-KSB for the year ended December 31, 1999).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2000.

                                              AMERICAN MEDICAL ALERT CORP.



                                              By: /s/ Corey M. Aronin
                                                  ---------------------------
                                                  Name: Corey M. Aronin
                                                  Title: Chief Financial Officer