Form 10QSB
period 2000-03-31
AMERICAN MEDICAL ALERT CORP
filed 2000-05-15
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,111 shares of $.01 par value common stock as of May 8, 2000.

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY



                                            INDEX                                               PAGE

Part  I  Financial Information
                  Report of Independent Accountants...............................................1

                  Condensed Consolidated Balance Sheets for March 31, 2000
                  and December 31, 1999...........................................................2

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2000 and 1999......................................3

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2000 and 1999................................4-5

                  Notes to Condensed Consolidated Financial Statements............................6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................8

Part II  Other Information.......................................................................11


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiary
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiary as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated statements of income and cash flows of American Medical Alert Corp. and Subsidiary for the three-month period ended March 31, 1999 were not audited (or reviewed) by us and, accordingly, we do not express an opinion (or any other form of assurance) on them.



May 10, 2000                                 /s/ Margolin, Winer & Evans LLP

ITEM 1. FINANCIAL STATEMENTS.
        ---------------------

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       March 31, 2000          Dec. 31, 1999*
                                                                                        (Unaudited)
                                                                                    ---------------------    --------------------
CURRENT ASSETS
     Cash                                                                           $           230,782       $         953,734
     Accounts and notes receivable
     (net of allowance for doubtful accounts of $75,000)                                      2,673,223               2,255,640
     Inventory                                                                                  865,201                 791,572
     Prepaid expenses and other current assets                                                  362,983                 342,548
     Deferred income tax benefit                                                                156,000                 156,000
                                                                                    ---------------------    --------------------

     Total Current Assets                                                                     4,288,189               4,499,494

INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST                                         1,075,000                 988,000
FIXED ASSETS
     (Net of accumulated depreciation and amortization)                                       6,137,371               5,503,347

OTHER ASSETS                                                                                  1,085,436                 393,680
                                                                                    ---------------------    --------------------

TOTAL ASSETS                                                                        $       12,585,996       $      11,384,521
                                                                                    =====================    ====================

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $           661,383       $         305,320
     Accrued expenses                                                                           202,492                 242,373
     Current portion of long term debt                                                          183,109                  98,801
                                                                                    ---------------------    --------------------
     Total Current Liabilities                                                                1,046,984                 646,494
                                                                                    ---------------------    --------------------

DEFERRED INCOME TAX LIABILITY                                                                   433,400                 423,000
DEFERRED INCOME                                                                                  15,966                  17,166
LONG-TERM DEBT- LESS CURRENT MATURITIES                                                         885,299                 282,686
                                                                                    ---------------------    --------------------
     TOTAL LIABILITIES                                                                        2,381,649               1,369,346
                                                                                    ---------------------    --------------------

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and  outstanding. Common  stock,  $.01 par value,  authorized  - 10,000,000
     shares; issued  6,458,021 shares in 2000 and 6,446,832 shares in 1999                       64,581       $          64,468
     Additional paid-in capital                                                               6,226,894               6,200,701
     Retained earnings                                                                        4,018,904               3,856,038
                                                                                    ---------------------    --------------------
                                                                                             10,310,379              10,121,207
     Less 43,910 shares of treasury stock, at cost                                             (106,032)               (106,032)
                                                                                    ---------------------    --------------------
     Total Shareholders' Equity                                                              10,204,347              10,015,175
                                                                                    ---------------------    --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $        12,585,996       $      11,384,521
                                                                                    =====================    ====================

See  accompanying  notes to  condensed  financial  statements.
*  Derived  from audited financial statements.

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                        2000                     1999
                                                                                ---------------------     -------------------
Revenues:
     Services                                                                   $         2,389,174        $       2,114,674
     Product sales                                                                           81,430                   81,384
                                                                                ---------------------     -------------------
                                                                                          2,470,604                2,196,058
Costs and Expenses (Income):
     Costs related to services                                                              995,394                  804,269
     Costs of products sold                                                                  53,378                   78,444
     Selling, general and administrative expenses                                         1,135,571                  887,263
     Interest expense                                                                        14,307                    5,515
     Other income                                                                            (8,912)                  (7,527)
                                                                                ---------------------     -------------------

Income before provisions for income taxes                                                   280,866                  428,092

     Provision for income taxes                                                             118,000                  188,000
                                                                                ---------------------     -------------------

NET INCOME                                                                      $           162,866       $          240,092
                                                                                =====================     ===================

Net income per share:
     Basic                                                                      $               .03       $              .04
                                                                                ---------------------     -------------------
     Diluted                                                                    $               .03       $              .04
                                                                                ---------------------     -------------------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                                6,407,057                6,365,279
                                                                                =====================     ===================

     Diluted                                                                              6,416,524                6,601,083
                                                                                =====================     ===================

See accompanying notes to condensed financial statements.

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                         2000                      1999
                                                                                 ---------------------     ---------------------
Cash flows From Operating Activities:

     Net Income                                                                  $        162,866          $        240,092

     Adjustments  to  reconcile  net income to net cash  provided by  operating activities
     Depreciation and amortization                                                           414,712                  305,241
     Loss on unrecovered leased medical equipment                                             17,795                   32,800
     Change in Assets and Liabilities:
     Decrease (Increase) in receivables                                                     (417,583)                 102,440
     (Increase) Decrease in inventory                                                        (73,629)                (164,416)
     (Increase) in prepaid expenses and other assets                                        ( 31,663)                (167,686)
     Increase in  accounts  payable,  accrued  expenses  and taxes
         payable                                                                             325,382                  144,083
                                                                                 ---------------------     ---------------------

Net Cash Provided by Operating Activities                                                    397,880                  492,554
                                                                                 ---------------------     ---------------------

Cash Flows Used In Investing Activities:
     Net expenditures for fixed assets                                                    (1,110,938)                (712,295)
     Increase in notes receivable                                                           (295,621)                      --
     Payment for account acquisitions                                                       (292,000)                      --
                                                                                 ---------------------     ---------------------

Net Cash Used In Investing Activities                                                     (1,698,559)                (712,295)
                                                                                 ---------------------     ---------------------

Cash Flows From Financing activities:
     Increase in notes payable - bank                                                        600,000                       --
     Increase in loans payable                                                               (48,579)                  23,616
     Net proceeds upon exercise of stock options                                              26,306                   62,143
                                                                                 ---------------------     ---------------------

Net Cash Provided by Financing Activities                                                    577,727                   85,759
                                                                                 ---------------------     ---------------------

See accompanying notes to condensed financial statements.

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       2000                     1999
                                                                              --------------------     --------------------

         Net Decrease in Cash                                                 $        (722,952)       $        (142,982)

         Cash, Beginning of Period                                                        953,734               1,419,842
                                                                              --------------------     --------------------
         Cash, End of Period                                                  $                        $
                                                                                          230,782               1,276,860
                                                                              ====================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                                      $           14,308       $            5,515
                                                                              ====================     ====================
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                  $           59,105       $          105,855
                                                                              ====================     ====================

See accompanying notes to condensed financial statements.

                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   General:

         These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the three months ended March 31, 2000 and 1999 is presented in conformity with this pronouncement.

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators in computing earnings per share:

                                                             Income                  Shares                Per-Share
                    March 31, 2000                         (Numerator)            (Denominator)             Amounts
                    --------------                       -------------            -------------        ------------
         Basic EPS -
             Income available to
                  common Stockholders                    $     162,866               6,407,057            $.03
                                                                                                          ====
         Effect of dilutive securities -
             Options and warrants                                   -                    9,467
                                                         -------------          --------------


         Diluted EPS -
             Income available to common
                  Stockholders and
                  assumed conversions                    $     162,866               6,416,524            $.03
                                                         =============          ==============            ====

                     March 31,1999
                     -------------

         Basic EPS -
             Income available to
                  common stockholders                    $     240,092               6,365,279            $.04
                                                                                                          ====
         Effect of dilutive securities -
             Options and warrants                                   -                  235,804
                                                         -------------          --------------

         Diluted EPS -
             Income available to common
                  Stockholders and

                  assumed conversions                    $     240,092               6,601,083            $.04
                                                         =============          ==============            ====



4.       Major Customers:

The Company is an approved Medicaid Provider in the states of New York and Georgia and Illinois, amongst others. During the three months ended March 31, 2000 and 1999 the Company had revenue from one contract with a municipality in New York State which represented, respectively, 36% and 46% of total revenue for each period. The contract was effective through June 30, 1999. In January 1999, the Company submitted its proposal to the municipality to renew and extend the contract. Since June 30, 1999, the Company has continued to provide service to the municipality while awaiting its selection of a provider. Even if the Company does receive the renewal of the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, the competitive nature of the bid process, and the amount of time that passes before renewal agreement is acted upon by the municipality. Depending on how HCSP may award the renewal of the agreement, pricing on an individual subscriber basis may be lower than current levels. If the municipality does not renew the contract, a significant amount of the Company's revenue would be lost, which would have a material adverse effect on operating results, and in addition, there most likely would be a significant write-down of the Company's leased medical devices (and/or a reduction in their remaining useful lives) and medical devices held for lease. The extent of the write down will be dependent upon the length of the transition period to the new provider. As of March 31, 2000 and December 31, 1999 accounts receivable from the contract represented 62% of accounts receivable and leased medical devices in service under the contract represented 38% of leased medical devices. In addition, a substantial amount of the Company's medical devices held for lease at March 31, 2000 are intended primarily for this contract. At March 31, 2000 the Company has incurred legal and other fees of approximately $147,000 relating to the contract extension. Such costs have been classified as deferred costs and will be amortized over the new contract term or written off if the contract is not renewed.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS.
--------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has a $2,000,000 Revolving Credit Facility (the "Facility") with a bank expiring May 31, 2001 (based upon 75% of eligible accounts receivable and 25% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the lower of the prime rate or the LIBOR Rate plus 2.50% and is collateralized by the Company's assets. There is $600,000 and $800,000 outstanding under the Facility as of March 31, 2000 and May 8, 2000, respectively. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowing. At December 31, 1999 there were no amounts outstanding under the Facility.

The Company's working capital on March 31, 2000 was $3,241,205 as compared to $3,853,000 on December 31, 1999. During 2000, the Company anticipates that it will make capital investments of approximately $3,000,000 of which approximately $1,000,000 was expended during the first quarter. Of the amount expended in the first quarter, approximately $760,000 was used for the design, production and purchase of additional systems which the Company intends to rent. The balance of $240,000 has been used primarily for the enhancement of management information systems.

During the three months ended March 31, 2000, the Company made a secured loan of $300,000 to a provider agency to assist that agency in the expansion of its PERS business. In addition, as part of the Company's acquisition strategy, the Company paid $292,000 during the three months ended March 31, 2000 to purchase and/ or convert to its systems, various local and national provider agencies. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

The Company derives a significant portion of its revenue from one contract with the City of New York's Medicaid Homecare Services Program (HCSP). During the three months ended March 31, 2000 and 1999, the Company had revenue from this contract , which represented 36% and 46%, respectively, of total revenues for each period. As of March 31, 2000 and December 31, 1999, accounts receivable from the contract represented 62% of accounts receivable. Leased medical devices in service relating to this contract represented 38% of total leased medical devices at March 31,2000 and December 31, 1999, Inventory relating to this contract represented approximately 20% of total inventory on hand at March 31, 2000 and December 31, 1999. The contract with HCSP expired on June 30, 1999 and the Company continues to service New York City's Medicaid Homecare Services Program (HCSP) under the terms and conditions of the contract that expired.

In January 1999, the Company and several other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. As of May 8, 2000, the contract had not been awarded; however, the Company continues as the current vendor and current revenues and the current subscriber base relating to this agreement have increased slightly since the levels achieved in the 1st quarter of 1999.

If  the  City  of  New  York  HCSP  awards  the  contract  to  another   vendor,
approximately 36% of the Company's revenues would be lost, having a material adverse effect on operating results and cash flow. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. Based upon a transition method selected by HCSP, it could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed. However, at this time, no determination can be made on how the transition to another vendor would be accomplished and in what time frame the transition would be made, and thus the full financial impact cannot be assessed at this time. Even if the Company does receive the renewal of the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, the competitive nature of the bid process, and the amount of time that passes before the renewal agreement is acted upon by HCSP. Depending on how HCSP may award the renewal of the agreement, pricing on an individual subscriber basis may be lower than current levels.

In light of the possibility that the Company's contract with HCSP may not be renewed, the Company's management has developed a business plan to minimize the potential loss through reductions in HCSP related overhead and the re-deployment of assets to other programs. In addition, the Company will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products and services.

RESULTS OF OPERATIONS
---------------------

Revenue from services (recurring monthly revenues, RMR) increased $274,500 for the three months ended March 31, 2000 as compared to the same period in 1999, an increase of 13%. The Company continues to see strong results in the growth of RMR resulting from refocusing its sales and marketing efforts towards the growth of the subscriber base, rental income and service revenues. Costs related to services as a percentage of RMR for the three months ended March 31, 2000 and 1999 were 42% and 38%, respectively. This increase in costs related to services resulted from increased depreciation of medical devices, additional response center personnel, and increases in telecommunication costs.

Revenue from product sales for the three months ended March 31, 2000 as compared to the same period in 1999 remained virtually the same. Gross profit on product sales for the three months ended March 31, 2000 and 1999 was 34% and 4%, respectively. Gross profit increased in 2000 as a result of the sale of the Company's new Model 450 Smart Activator and sales of the Company's products to retirement facilities, which are at higher profit margins.

Selling, general and administrative expenses increased by $248,308 for the three months ended March 31, 2000 as compared to the same period in 1999, an increase of 28%. Selling, general and administrative expense as compared as a percentage of total revenues for the three months ended March 31, 2000 and 1999 were 46% and 40% respectively. Additional expenses incurred in 2000 were the result of the hiring of executive and management personnel, expansion of the sales department, and increased sales and marketing expenses.

Interest expense for the three months ended March 31, 1999 and 1998 was $14,307 and $5,515, respectively. Interest in 2000 increased as a result of additional capital equipment leases and increases in average monthly borrowings.

The Company's income before provision for income taxes for the three months ended March 31, 2000 was $280,866, a decrease of $ 147,226 from 1999, or 34%.
The decrease in 2000 resulted from an increase in the Company's operating and selling and administrative costs, offset by an increase in service revenues.

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

                                         AMERICAN MEDICAL ALERT CORP.

Dated:  May 15, 2000                          By: /s/ Howard M. Siegel
                                                  -----------------------------
                                                  Howard M. Siegel
                                                   President
                                                     & Chief Operating Officer

                                              By: /s/ Corey M. Aronin
                                                  -----------------------------
                                                  Corey M. Aronin
                                                     Chief Financial Officer
                                      -12-