Form 10QSB
period 2000-06-30
AMERICAN MEDICAL ALERT CORP
filed 2000-08-15
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,415,241 shares of $.01 par value common stock as of August 10, 2000.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
Item 1.        Financial Statements.

               Report of Independent Accountants                                                         1

               Condensed Consolidated Balance Sheets for June 30, 2000                                   2
               and December 31, 1999

               Condensed Consolidated Statements of Income for the                                       3
               Six Months Ended June 30, 2000  and 1999

               Condensed Consolidated Statements of Income for the                                       4
               Three Months Ended June 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows for                                       5
               the Six Months Ended June 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements                                      6

Item 2.        Management's Discussion and Analysis of                                                   8
               Financial Condition and Results of Operations.


                                          PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security-Holders.                                      12

Item 6.        Exhibits and Reports on Form 8-K.                                                         12


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiary
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiary as of June 30, 2000 and the related condensed consolidated statements of income for the three-month and six-month periods then ended and cash flows for the six month period then ended. These financial statements are the responsibility of the company's management.

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

The accompanying condensed consolidated statements of income for the three-month and six month period ended June 30, 1999 and cash flows for the six-months ended June 30, 1999 of American Medical Alert Corp. and Subsidiary were not audited (or reviewed) by us, and accordingly, we do not express an opinion (or any other form of assurance) on them.


August 10, 2000                                   /s/Margolin, Winer & Evens LLP

PART I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN MEDICAL ALERT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                        June 30,2000         December 31,1999*
                                                                                         (Unaudited)         -----------------
                                                                                         -----------
CURRENT ASSETS:
         Cash                                                                              $ 308,468              $ 953,734
         Accounts and notes receivable
         (net of allowance for doubtful accounts of $75,000)                               2,718,621              2,255,640
         Inventory                                                                           588,480                791,572
         Prepaid expenses and other current assets                                           623,147                342,548
         Deferred income tax benefit                                                         156,000                156,000
                                                                                           ---------              ---------

         Total Current Assets                                                             $4,394,716             $4,499,494

INVENTORY OF MEDICAL DEVICES HELD FOR LEASE-AT COST                                        1,371,420                988,000
FIXED ASSETS:
         (Net of accumulated depreciation and amortization)                                6,683,345              5,503,347
OTHER ASSETS                                                                               1,177,257                393,680
                                                                                           ---------              ---------

TOTAL ASSETS                                                                             $13,626,738            $11,384,521
                                                                                         -----------            -----------

                                            LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:

         Accounts payable                                                                  $ 726,072              $ 305,320
         Accrued expenses                                                                    386,413                242,373
         Current portion of long-term debt                                                   259,554                 98,801
                                                                                           ---------              ---------
         Total Current Liabilities                                                         1,372,039                646,494

DEFERRED INCOME TAX LIABILITY                                                                436,000                423,000

DEFERRED INCOME                                                                               11,766                 17,166
LONG-TERM DEBT - LESS CURRENT MATURITIES                                                   1,539,798                282,686
                                                                                           ---------              ---------

Total Liabilities                                                                          3,359,603              1,369,346

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

             Preferred stock, $ .01 par value - authorized, 1,000,000 shares; none issued and outstanding
             Common stock - $.01 par value; authorized - 20,000,000 shares in 2000 and 10,000,000 shares in 1999; issued 6,458,021 shares
                in 2000 and 6,446,832 shares in 1999.                                      $  64,580               $ 64,468

             Additional paid-in capital                                                    6,226,895              6,200,701
             Retained earnings                                                             4,081,692              3,856,038
                                                                                           ---------              ---------
                                                                                          10,373,167             10,121,207
             Less 43,910 shares of treasury stock, at cost                                ( 106,032)              (106,032)
                                                                                           ---------              ---------
             Total Shareholders' Equity                                                   10,267,135             10,015,175
                                                                                           ---------              ---------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $13,626,738            $11,384,521
                                                                                         -----------            -----------

See accompanying notes to condensed financial statements.
             * Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                     Six Months Ended June 30,
                                                                                                     -------------------------
                                                                                                   2000                    1999
                                                                                                   ----                    ----
Revenues:
         Services                                                                                 $4,917,073             $4,296,790
         Product Sales                                                                               188,164                158,892
                                                                                                  ----------             ----------
                                                                                                   5,105,237              4,455,682

Cost and Expenses (Income):
         Costs related to services                                                                 2,110,920              1,610,561
         Costs of products sold                                                                      145,834                151,593
         Selling, general and administrative expenses                                              2,439,241              1,835,813
         Interest expense                                                                             38,075                  9,901
            Other income                                                                            (16,487)               (13,258)
                                                                                                  ----------             ----------
                                                                                                   4,717,583              3,594,610
                                                                                                  ----------             ----------
Income before Provision for Income Taxes                                                             387,654                861,072

            Provision for Income Taxes                                                               162,000                371,000
                                                                                                  ----------             ----------

NET INCOME                                                                                         $ 225,654               $490,072
                                                                                                   =========              =========
Net Income per Share:
         Basic                                                                                       $   .04                $   .08
                                                                                                  ----------             ----------
         Diluted                                                                                     $   .04                $   .08
                                                                                                  ----------             ----------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                                                     6,410,584              6,371,601
                                                                                                   =========              =========
         Diluted                                                                                   6,415,317              6,510,911
                                                                                                   =========              =========

See accompanying notes to condensed financial statements

                          AMERICAN MEDICAL ALERT CORP.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Three months Ended June 30,
                                                                                      ---------------------------
                                                                                       2000                  1999
                                                                                       ----                  ----
Revenues:
         Services                                                                 $ 2,527,899          $ 2,182,117
         Product Sales                                                                106,734               77,508
                                                                                  -----------          -----------
                                                                                    2,634,633            2,259,625

Cost and Expenses (Income):
         Costs related to service                                                   1,115,526              806,292
         Costs of products sold                                                        92,456               73,148
         Selling, general and
           administrative expenses                                                  1,303,670              948,549
         Interest expense                                                              23,768                4,386
         Other income                                                                 (7,575)              (5,731)
                                                                                  -----------          -----------
                                                                                    2,526,845            1,826,644
                                                                                  -----------          -----------

Income before Provision for Income Taxes                                              106,788              432,980

Provision for Income Taxes                                                             44,000              183,000
                                                                                  -----------          -----------


NET INCOME                                                                           $ 62,788             $249,980
                                                                                  -----------          -----------

Net Income per Share

         Basic                                                                        $   .01              $   .04
                                                                                  -----------          -----------
         Diluted                                                                      $   .01              $   .04
                                                                                  -----------          -----------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                                      6,414,111            6,377,922
                                                                                  -----------          -----------
         Diluted                                                                    6,414,111            6,420,739
                                                                                  -----------          -----------

See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                    ------------------------
                                                                                                     2000              1999
Cash Flows from Operating Activities:
         Net income                                                                              $ 225,654          $ 490,072
         Adjustments to reconcile net income to
            net cash provided by operating activities
         Depreciation and amortization                                                             831,554            582,606
            Loss on unrecovered leased medical equipment                                            56,150             58,772
            Change in Assets and Liabilities:
            (Increase) Decrease in receivables                                                    (462,981)           141,420
            (Increase) Decrease in inventory                                                       203,092           (540,313)

            Increase in prepaid expenses, deferred taxes and other assets                         (249,470)          (253,659)
            Increase in accounts payable, accrued
              expenses, taxes payable and deferred income                                          510,193            256,199
                                                                                                ----------         ----------

Net Cash Provided by Operating Activities                                                        1,114,192            735,097

Cash Flows from Investing Activities:
           Net expenditures for fixed assets                                                    (2,429,381)        (1,180,180)
           Proceeds from sale and leaseback of equipment                                           250,179                 -0-
           Payment for account acquisitions                                                       (353,011)                -0-
           Increase in notes receivable                                                           (285,737)           (65,000)
                                                                                                ----------         ----------
Net Cash Used In Investing Activities                                                           (2,817,950)        (1,245,180)

Cash Flows from Financing Activities:
          Increase in notes payable - bank                                                       1,100,000                 -0-
          Proceeds from (repayment of) loans payable and capital
            lease obligations                                                                      (67,814)             9,117
          Proceeds upon exercise of stock options                                                   26,306             62,143
                                                                                                ----------         ----------
Net Cash Provided by Financing Activities                                                        1,058,492             71,260

Net Decrease in Cash                                                                              (645,266)          (438,823)
Cash, Beginning of Period                                                                          953,734          1,419,842
                                                                                                ----------         ----------
Cash, End of Period                                                                              $ 308,468          $ 981,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                                                $ 38,075          $  9,901
                                                                                                ----------         ----------
          Income Taxes                                                                           $ 231,606          $ 319,780
                                                                                                ----------         ----------

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

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the six and three months ended June 30, 2000 and 1999.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

         The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the six and three months ended June 30, 2000 and 1999 is presented in conformity with this pronouncement.

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators in computing earnings per share:


Six Months Ended June 30, 2000                               Income                Shares               Per-Share
------------------------------                             (Numerator)           (Denominator)            Amounts
                                                           -----------           -------------            -------
Basic EPS -
Income available to common   stockholders
Effect of dilutive securities -                           $    225,654                  6,410,584          $.04
  Options and warrants                                                                                     ====
Diluted EPS -
Income available to common                                          -0-                     4,733
  stockholders and assumed                                 -----------                  ---------
  converstions                                             $   225,654                  6,415,317          $.04
                                                           ===========                  =========          ====

Three Months Ended June 30, 2000
--------------------------------

Basic EPS -  Income available to
  common stockholders                                      $     62,788                 6,414,111          $.01
Effect of dilutive securities -
  Options and warrants                                              -0-                       -0-
Diluted EPS - Income available to                          ------------                 ---------          =====
  common stockholders and assumed
  conversions                                              $     62,788                 6,414,111          $.01
                                                           ------------                 ---------          =====


Six months Ended June 30, 1999
------------------------------
Basic EPS -Income available to common
  stockholders                                             $       490,072              6,371,601          $.08
Effect of dilutive securities -
  Options and warrants                                                 -0-                139,310
Diluted EPS -Income available to                           ---------------              ---------
  common  stockholders and
  assumed conversions                                      $       490,072              6,510,911          $.08
                                                           ===============              =========          ====



Three Months Ended June 30, 1999
--------------------------------
Basic EPS - Income available to
  common stockholders                                      $       249,980              6,377,922          $.04
Effect of dilutive securities -
  Options and warrants                                                 -0-                 42,817
Diluted EPS -Income available to                           ---------------              ---------          ====
  common stockholders and assumed
  conversions                                              $       249,980              6,420,739          $.04
                                                           ---------------              ---------          ====

4.       Major Customers:

                  The Company is an approved Medicaid Provider in the states of New York, Georgia and Illinois, amongst others. During the three months and six months ended June 30, 2000 and 1999 the Company had revenue from a contract with the City of New York, Human Resources Administration, Home Care Services Program
(HCSP) which represented, respectively, 36% of total revenue in the 2000 periods and 46% of total revenue in the 1999 periods. The contract was effective through June 30, 1999. In January 1999, the Company submitted its proposal to HCSP to renew and extend the contract. Since June 30, 1999, the Company has continued to provide service while awaiting its selection of a provider, and as of August 11, 2000, the contract had not been awarded. The Company has had various communications with HCSP with respect to the contract, as described below under the section "Liquidity and Capital Resources" of Management's Discussion and Analysis. Even if the Company does receive the renewal of the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, the competitive nature of the bid process, and the amount of time that passes before the renewal agreement is acted upon by the municipality. Depending on how HCSP may award the renewal of the agreement, pricing on an individual subscriber basis may be lower than current levels. If HCSP does not renew the contract, a significant amount of the Company's revenue would be lost, which would have a material adverse effect on operating results, and in addition, there most likely would be a significant write-down of the Company's leased medical devices (and/or a reduction in their remaining useful lives) and medical devices held for lease. The extent of the write down will be dependent upon the length of the transition period to the new provider. As of June 30, 2000 and December 31, 1999 accounts receivable from the contract represented 62% of accounts receivable and leased medical devices in service under the contract represented 35% and 38%, respectively, of leased medical devices. In addition, inventory relating to this contract represents approximately 20% of total inventory on hand at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000 the Company has incurred legal and other fees of approximately $218,000 relating to the contract extension. Such costs have been classified as deferred costs and will be amortized over the new contract term or written off if the contract is not renewed.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has amended, subject to formal documentation, its Revolving Credit Facility (the "Facility"). The Facility, which will expire on May 31, 2002, was increased to $2,500,000

(based upon 75% of eligible accounts receivable and 50% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the lower of the prime rate or the LIBOR Rate plus 2.50% and are collateralized by the Company's assets. There is $1,100,000 and $1,300,000 outstanding under the Facility as of June 30, 2000 and August 10, 2000, respectively. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At December 31, 1999 there were no amounts outstanding under the Facility.

The Company's working capital on June 30, 2000 was $3,022,677 as compared to $3,853,000 on December 31, 1999. During 2000, the Company anticipates that it will make capital investments of approximately $4,000,000 of which approximately $2,400,000 was expended during the six months ended June 30, 2000. Of the amount expended in the first six months approximately $2,000,000 was used for the design, production and purchase of additional systems that the Company intends to rent. The balance of $400,000 has been used primarily for the enhancement of management information systems.

During the six months ended June 30, 2000, the Company made a secured loan of $300,000 to a provider agency to assist that agency with the expansion of its PERS business. In addition, as part of the Company's acquisition strategy, the Company paid $353,000 during the six months ended June 30, 2000 to purchase and/or convert to its systems, various local and national provider agencies. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for the foreseeable future.

The Company derives a significant portion of its revenue from one contract with the City of New York's Human Resources Administration (HRA), Medicaid Homecare Services Program (HCSP). During the three months and six months ended June 30, 2000 and 1999, the Company had revenue from this contract, which represented 36% of total revenue in the 2000 periods and 46% of total revenue in the 1999 periods. As of June 30, 2000 and December 31, 1999, accounts receivable from the contract represented 62% of accounts receivable. Leased medical devices in service relating to this contract represented 35% and 38% of total leased medical devices at June 30, 2000 and December 31, 1999, respectively. Inventory relating to this contract represented approximately 20% of total inventory on hand at June 30, 2000 and December 31, 1999, respectively. The contract with HCSP expired on June 30, 1999 and the Company continues to service New York City's Medicaid Homecare Services Program (HCSP) under the terms and conditions of the contract that expired.

In January 1999, the Company and several other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another vendor had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. In July, the Agency's Chief Contracting Officer advised the Company that the award had not yet been made. It was further stated that this protest had not persuaded the Agency to not award the contract to the other vendor. The Company, believing in the merit of its protest appealed this determination in accordance with the procurement rules relating to the contract to the Commissioner of HRA. On August 9, 2000, the

Company received notification from the Commissioner of HRA that the appeal of the determination of the Agency's Chief Contracting Officer was denied. The Company continues to believe in the merit of its protest and is evaluating all possible options in connection with this most recent notification. As of August 11, 2000, the contract had not been awarded. The Company continues as the current vendor and current revenues and the current subscriber base relating to this agreement have increased slightly since the levels achieved in the 2nd quarter of 1999.

If the HCSP awards the contract to another vendor, approximately 36% of the Company's revenues would be lost, having a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. Based upon a transition method selected by HCSP, it could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed. However, at this time, no determination can be made on how the transition to another vendor would be accomplished, and in what time frame the transition would be made, and thus the full financial impact cannot be assessed at this time. Even if the Company does receive the renewal of the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, the competitive nature of the bid process, and the amount of time that passes before the renewal agreement is acted upon by HCSP. Depending on how HCSP may award the renewal of the agreement, pricing on an individual subscriber basis may be lower than the current levels.

In light of the possibility that the Company's contract with HCSP may not be renewed, the Company's management has developed a business plan to minimize the potential loss through reduction in HCSP related overhead and the re-deployment of assets to other programs. In addition, the Company focused on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

RESULTS OF OPERATIONS
---------------------

Revenue from services (recurring monthly revenues, RMR) increased $620,283 for the six months ended June 30, 2000 as compared to the same period in 1999, an increase of 14%, and increased $345,782 for the three months ended June 30, 2000 as compared to the same period in 1999, an increase of 16%. The Company has experienced success in growing its customer base outside the contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing RMR. In the first two quarters of fiscal year 2000, the Company has doubled its net new subscriber growth, independent of the City of New York contract, in comparison to fiscal year 1999. Costs related to services as a percentage of RMR for the six months ended June 30, 2000 and 1999 were 43% and 37%, and for the three months ended June 30, 2000 and 1999 were 44% and 37%, respectively. The increases in costs related to services resulted from increased depreciation of medical devices, additional response center personnel, enhancement of the Company's information systems and personnel, and increases in telecommunication costs resulting from the expansion of available services to subscribers.

Revenue from product sales for the six months ended June 30, 2000 was $188,164, an increase of $29,292 as compared to the same period in 1999. Revenue from product sales for the three months ended June 30, 2000 was $106,734, an increase of $29,226 as compared to the same period in 1999. Gross profit on product sales for the six months ended June 30, 2000 and 1999 was 23% and 5%, respectively. Gross profit on product sales for the three months ended June 30, 2000 and 1999 was 13% and 6%, respectively. Gross profit increased in 2000 as a result of the sale of the Company's new Model 450 Smart Activator and sales of the Company's products to retirement facilities, which are at higher profit margins.

Selling, general and administrative expenses increased by $603,428 for the six months ended June 30, 2000 as compared to the same period in 1999, an increase of 33%. Selling, general, and administrative expenses as compared as a percentage of total revenues for the six months ended June 30, 2000 and 1999 were 48% and 41%, respectively. Selling, general and administrative expenses increased by $355,121 for the three months ended June 30, 2000 as compared to the same period in 1999, an increase of 37%. Selling, general, and administrative expenses as compared as a percentage of total revenues for the three months ended June 30, 2000 and 1999 were 49% and 42%, respectively. Additional expenses incurred in 2000 were the result of the hiring of executive and management personnel, expansion of the sales department, increased sales and marketing expenses, and start up costs associated with the development of the Company's new subsidiary, Safe Com, Inc.

Interest expense for the six months ended June 30, 2000 and 1999 was $38,075 and $9,901, respectively. Interest expense for the three months ended June 30, 2000 and 1999 was $23,768 and $4,386, respectively. Interest in 2000 increased as a result of additional borrowings needed to fund inventory and equipment needs for new subscribers, management systems, and the start up of the Company's new subsidiary, Safe Com, Inc.

The Company's income before provision for income taxes for the six months ended June 30, 2000 was $387,654, a decrease of $473,418 from 1999, or 55%. The
Company's income before provision for income taxes for the three months ended June 30, 2000 was $106,788, a decrease of $326,192 from 1999, or 75%. The decrease in income before provision for income taxes in 2000 resulted from the factors noted above.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company was held on June 28, 2000 for the purpose of: (i) electing five directors, (ii) approving the Company's 2000 Stock Option Plan, and (iii) approving an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share ("Common Stock") of the Company from ten million shares to twenty million shares.

1.  The following directors were elected by the following vote:

                                                For                   Withheld
                                                ---                   --------
    Howard M. Siegel                         5,902,422                209,937
    Leonard Herz                             5,404,142                669,217
    Peter Breitstone                         5,697,542                405,817
    Theodore Simon                           5,404,142                692,217
    Frederic S. Siegel                       5,404,142                638,137

2. The proposal to approve the Company's 2000 Stock Option Plan was approved by the following vote:

            For               Against             Abstain        Not Voted
         ------------       -----------       ---------------    ---------
          2,117,982          1,428,464             56,670        2,812,125


3. The proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from ten million to twenty million shares was approved by the following vote:

                        For                Against           Abstain
                     ----------            -------           -------
                     5,632,660             432,561           195,388

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

                          AMERICAN MEDICAL ALERT CORP.

Dated: August 11, 2000                By: /s/ Howard M. Siegel
                                         ---------------------------------------
                                           Howard M. Siegel
                                           President and Chief Operating Officer

                                      By: /s/ Corey M. Aronin
                                         ---------------------------------------
                                           Corey M. Aronin
                                           Chief Financial Officer