Form 10QSB
period 2000-09-30
AMERICAN MEDICAL ALERT CORP
filed 2000-11-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,111 shares of $.01 par value common stock as of Nov 13, 2000.

                          AMERICAN MEDICAL ALERT CORP.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
Item 1.        Financial Statements.
               Report of Independent Accountants                                                         1

               Condensed Consolidated Balance Sheets for September 30, 2000                              3
               and December 31, 1999
               Condensed Consolidated Statements of Income for the                                       4
               Nine Months Ended September 30, 2000  and 1999
               Condensed Consolidated Statements of Income for the                                       5
               Three Months Ended September 30, 2000 and 1999
               Condensed Consolidated Statements of Cash Flows for                                       6
               the Nine Months Ended September 30, 2000 and 1999
               Notes to Condensed Consolidated Financial Statements                                      7
Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                                            9


                           PART II. OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.                                                         15

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiary
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiary as of September 30, 2000 and the related condensed consolidated statements of income for the three-month and nine-month periods then ended and cash flows for the nine- month period then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and cash flows for the nine-month period ended September 30, 1999 of American Medical Alert Corp. and
Subsidiary were not audited or reviewed by us, and accordingly, we do not express an opinion or any other form of assurance on them.

November 13, 2000                                /s/Margolin, Winer & Evens LLP

PART I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                          AMERICAN MEDICAL ALERT CORP.

                          AMERICAN MEDICAL ALERT CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                       September         December 31,1999*
                                                                                       30, 2000          -----------------
                                                                                      (Unaudited)
                                                                                      -----------
CURRENT ASSETS:
        Cash                                                                                $176,367              $ 953,734
        Accounts and notes receivable
             (net of allowance for doubtful accounts of  $225,000 and $75,000)             2,686,824              2,255,640
               Inventory                                                                     729,560                791,572
         Prepaid expenses and other current assets                                           652,441                342,548
         Deferred income tax benefit                                                         156,000                156,000
                                                                                         -----------            -----------
         Total Current Assets                                                              4,401,192             $4,499,494

INVENTORY OF MEDICAL DEVICES HELD FOR LEASE-AT COST                                        1,498,000                988,000
FIXED ASSETS:
         (Net of accumulated depreciation and amortization)                                6,658,881              5,503,347
OTHER ASSETS                                                                                 925,826                393,680
                                                                                         -----------            -----------

TOTAL ASSETS                                                                             $13,483,899            $11,384,521
                                                                                         ===========            ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

              Accounts payable                                                              $814,780              $ 305,320
              Accrued expenses                                                               209,595                242,373
              Current portion of long-term debt                                              313,190                 98,801
                                                                                         -----------            -----------
              Total Current Liabilities                                                    1,337,565                646,494

DEFERRED INCOME TAX LIABILITY                                                                436,000                423,000

DEFERRED INCOME                                                                               11,766                 17,166
LONG-TERM DEBT - LESS CURRENT MATURITIES                                                   1,681,256                282,686
                                                                                         -----------            -----------

Total Liabilities                                                                          3,466,587              1,369,346

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

             Preferred stock, $ .01 par value - authorized, 1,000,000 shares; none issued and outstanding
             Common stock - $.01 par value; authorized - 20,000,000 shares in                 64,580                 64,468
                2000 and 10,000,000 shares in 1999; issued 6,458,021 shares in
                2000 and 6,446,832 shares in 1999.

             Additional paid-in capital                                                    6,227,255              6,200,701
             Retained earnings                                                             3,831,509              3,856,038
                                                                                         -----------            -----------
                                                                                          10,123,344             10,121,207
             Less 43,910 shares of treasury stock, at cost                                 (106,032)              (106,032)
                                                                                         -----------            -----------
             Total Shareholders' Equity                                                   10,017,312             10,015,175
                                                                                         -----------            -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $13,483,899            $11,384,521
                                                                                         ===========            ===========

See accompanying notes to condensed financial statements.
             * Derived from audited financial statements

                          AMERICAN MEDICAL ALERT CORP.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                  Nine Months Ended September 30,
                                                                                                   2000                    1999
Revenues:
         Services                                                                                 $7,432,917             $6,505,990
         Product Sales                                                                               243,245                259,283
                                                                                                  ----------             ----------
                                                                                                  7,676,162.              6,765,273

Cost and Expenses:
         Costs related to services                                                                 3,364,427              2,408,436
         Costs of products sold                                                                      172,999                249,130
             Selling, general and administrative expenses                                          3,799,757              2,786,343
             Write off of deferred costs  (Note 4)                                                   329,009                      0
         Interest expense                                                                             85,377                 19,283
            Other (income) expense                                                                  (21,878)                 98,365
                                                                                                  ----------             ----------
                                                                                                   7,729,691              5,561,557
                                                                                                  ----------             ----------
Income (Loss) before Provision for Income Taxes                                                     (53,529)              1,203,716

           (Credit) Provision for Income Taxes                                                      (29,000)                521,000
                                                                                                  ----------             ----------

NET INCOME (LOSS)                                                                                  $(24,529)               $682,716
                                                                                                   =========              =========
Net Income (Loss) per Share:
         Basic                                                                                        $  .00                $   .11
                                                                                                  ----------             ----------
         Diluted                                                                                      $  .00                $   .11
                                                                                                  ----------             ----------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                                                     6,411,760              6,373,708
                                                                                                   =========              =========
         Diluted                                                                                   6,411,760              6,471,171
                                                                                                   =========              =========

See accompanying notes to condensed financial statements.

                                           AMERICAN MEDICAL ALERT CORP.

                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                   Three months Ended September 30,
                                                                                     2000                  1999
                                                                                     ----                  ----
Revenues:
         Services                                                                  $2,515,844          $ 2,209,199
         Product Sales                                                                 55,081              100,392
                                                                                   ----------          -----------
                                                                                    2,570,925            2,309,591

Cost and Expenses:
         Costs related to service                                                   1,253,507              797,876
         Costs of products sold                                                        27,165               97,537
         Selling, general and administrative expenses                               1,360,516              950,530
         Write off of deferred costs  (Note 4)                                        329,009                    0
         Interest expense                                                              47,302                9,382
         Other (income) expense                                                       (5,391)              111,623
                                                                                   ----------          -----------
                                                                                    3,012,108            1,966,948
                                                                                   ----------          -----------

Income (Loss) before Provision for Income Taxes                                     (441,183)              342,643

( Credit) Provision for Income Taxes                                                (191,000)              150,000
                                                                                   ----------          -----------


NET INCOME (LOSS)                                                                 $ (250,183)             $192,643
                                                                                  ===========             ========

Net Income (Loss) per Share

         Basic                                                                       $  (.04)              $   .03
                                                                                   ----------          -----------
         Diluted                                                                     $  (.04)              $   .03
                                                                                   ----------          -----------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                                      6,411,111            6,377,922
                                                                                   ----------          -----------
         Diluted                                                                    6,411,111            6,391,691
                                                                                   ----------          -----------

See accompanying notes to condensed financial statements.

                          AMERICAN MEDICAL ALERT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine Months Ended Sept. 30,
                                                                                                     2000           1999
                                                                                                     ----           ----
Cash Flows from Operating Activities:
         Net income (loss)                                                                        $(24,529)          $ 682,715
         Adjustments to reconcile net income to
         Net cash provided by operating activities
         Depreciation and amortization                                                            1,277,444            923,790
         Loss on unrecovered leased medical equipment                                                88,928             68,202
         Change in Assets and Liabilities:
         (Increase)  in receivables                                                                (431,184)           (25,868)
         (Increase) Decrease in inventory                                                            62,012           (753,105)
         (Increase) in prepaid expenses, deferred taxes and other assets                           (157,392)          (258,221)
         Decrease in accounts payable, accrued
         Expenses, taxes payable and deferred income                                                484,282            198,067
                                                                                                 ----------         ----------
Net Cash Provided by Operating Activities                                                         1,299,561            835,580
                                                                                                 ----------         ----------

Cash Flows from Investing Activities:
           Net expenditures for fixed assets                                                    (2,950,892)        (1,605,540)
           Proceeds from sale and leaseback of equipment                                            250,179            250,000
           Payment for account acquisitions                                                       (376,779)         -
           Increase in notes receivable                                                           (219,582)           (65,000)
                                                                                                ----------         ----------
Net Cash Used In Investing Activities                                                           (3,297,074)        (1,420,540)
                                                                                                ----------         ----------

Cash Flows from Financing Activities:
          Increase in notes payable - bank                                                        1,300,000             19,825
          Net proceeds from loans payable and capital lease
            Obligations                                                                           (106,520)         -
          Proceeds upon exercise of stock options                                                    26,666             62,143
                                                                                                 ----------         ----------
Net Cash Provided by Financing Activities                                                         1,220,146             81,968

Net Decrease in Cash                                                                              (777,367)          (502,992)
Cash, Beginning of Period                                                                           953,734          1,419,842
                                                                                                 ----------         ----------
Cash, End of Period                                                                                $176,367          $ 916,850
                                                                                                   ========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                                                $  85,377          $  9,901
                                                                                                 ----------         ----------
          Income Taxes                                                                             $231,646          $ 319,780
                                                                                                 ----------         ----------
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

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all (consisting only of normal recurring accruals) adjustments necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the nine and three months ended September 30, 2000 and 1999.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 1999 financial statements.

         The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the nine and three months ended September 30, 2000 and 1999 is presented in conformity with this pronouncement.

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators in computing earnings per share:

Nine Months Ended September 30, 2000                     Income (Loss)             Shares               Per-Share
------------------------------------                      (Numerator)           (Denominator)            Amounts
                                                          -----------           -------------            -------
Basic EPS -
(Loss) available to common   stockholders
Effect of dilutive securities -                                $  (24,529)             6,411,760          $.00
  Options and warrants                                                                                     ====
Diluted EPS -                                                          -0-                    -0-
                                                               ----------               ---------
(Loss) available to common
  Stockholders and assumed conversions                         $  (24,529)              6,411,760         $.00
                                                               ==========               =========          ====

Three Months Ended September 30, 2000
-------------------------------------
Basic EPS -  (Loss)  available to
  Common stockholders                                          $ (250,183)             6,414,111         $.(04)
Effect of dilutive securities -                                                                           ====
  Options and warrants                                                 -0-                    -0-
Diluted EPS - (Loss) available to                              ----------               ---------
  Common stockholders and assumed
  Conversions                                                  $ (250,183)             6,414,111         $.(04)
                                                               ==========               =========          ====


Nine months Ended September 30, 1999
------------------------------------
Basic EPS -Income available to common
  Stockholders                                                   $682,715              6,373,708          $.11
Effect of dilutive securities -                                                                            ====
  Options and warrants                                                 -0-                97,463
Diluted EPS -Income available to                                  --------              ---------
  Common  stockholders and
  assumed conversions                                            $682,715              6,471,171          $.11
                                                                  ========              =========          ====

Three Months Ended September 30, 1999
-------------------------------------
Basic EPS - Income available to
  Common stockholders                                            $192,643              6,377,922          $.03
Effect of dilutive securities -                                                                            ====
  Options and warrants                                                 -0-                13,769
Diluted EPS -Income available to                                  ---------             ---------
  Common stockholders and assumed
  Conversions                                                    $192,643              6,931,691          $.03
                                                                  ========              =========          ====

4.       Major Customers:

         The Company provides services to Medicaid home care programs in over ten states. During the three and nine months ended Sept. 30, 2000 and 1999, the Company had revenue from a contract with the City of New York, Human Resources Administration, Home Care Services Program (HCSP) which represented, respectively, 37% of total revenue in the 2000 periods and 41% of total revenue in the 1999 periods. The contract was effective through June 30, 1999. In January 1999, the Company submitted its proposal to HCSP to renew and extend the contract. Since June 30, 1999, the Company has continued to provide service while awaiting HCSP's selection of a provider under the new contract. On July 14, 2000, in keeping with similar extensions, the City of New York executed a contract extension extending the HCSP contract for the period from July 1, 1999 through June 30, 2000. As of November 14, 2000, the City of New York is still evaluating the subject award. If the Company is chosen to continue to provide the services and is awarded a new contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by the municipality. Depending on how HCSP may award the HCSP contract, pricing on an individual subscriber basis may be lower than current levels. If HCSP does not renew the contract, a significant amount of the Company's revenue would be lost, which would have a material adverse effect on operating results, and in addition, there most likely would be a write-down of the Company's leased medical devices. The extent and significance of the write down will be dependent upon the length of the transition period to the new provider and subject to management's ability to place these devices with other providers. As of Sept. 30, 2000 and December 31, 1999 accounts receivable from the contract represented 58% and 62% of accounts receivable, and leased medical devices in service under the contract represented 29% and 38%, respectively, of leased medical devices. At September 30, 2000 the Company has incurred legal and other fees of approximately $329,009 relating to the contract extension. As a result of the protracted length of time associated with a decision in this matter, the Company has determined it is appropriate to write off these deferred expenses during the current period. Future cost relating to the contract will be expensed as incurred.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has amended, subject to formal documentation, its Revolving Credit Facility (the "Facility"). The Facility, which will expire on May 31, 2002, was increased to $2,500,000 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the prime rate or the LIBOR Rate plus 2.50%, at the Company's option, and are collateralized by the Company's assets. There is $1,300,000 outstanding under the Facility as of September 30, 2000. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At December 31, 1999, there were no amounts outstanding under the Facility.

The Company's working capital on September 30, 2000 was $3,063,627 as compared to $3,853,000 on December 31, 1999. During 2000, the Company anticipates that it will make capital investments of approximately $4,000,000, of which approximately $2,950,000 was expended during the nine months ended September 30, 2000. Of the amount expended in the first nine months, approximately $2,000,000 was used for the research and development, design, production and purchase of additional systems that the Company is prepared to lease and/or sell to customers. The balance of $950,000 has been used primarily for the enhancement of management information systems.

During the nine months ended September 30, 2000, the Company made a secured loan of $300,000 to a provider agency to assist that agency with the expansion of its personal emergency response system ("PERS") business. In addition, as part of the Company's sales strategy, the Company paid $376,779 during the nine months ended September 30, 2000 to purchase and/or convert to its systems, various local and national provider agencies. The Company believes that its present cash and working capital position, its borrowing availability and future anticipated revenue will be sufficient to meet its cash and working capital needs for the next twelve months.

The Company derives a significant portion of its revenue from one contract with the City of New York's Human Resources Administration (HRA), Homecare Services Program (HCSP). During the three and nine months ended September 30, 2000 and 1999, the Company had revenue from this contract, which represented 37% of total revenue in the 2000 periods and 41% of total revenue in the 1999 periods. As of September 30, 2000 and December 31, 1999, accounts receivable from the contract represented, respectively, 58% and 61% of accounts receivable. Management has recently met with representatives of HRA to develop a means of streamlining the payment process. Leased medical devices in services relating to this contract represented 29% and 38% of total leased medical devices at September 30, 2000 and December 31, 1999, respectively. The contract with HCSP expired on June 30, 1999 and the Company continues to service this contract.

As previously reported, in January 1999, the Company and several other companies submitted proposals to provide the PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another vendor had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. In July 2000, the Agency's Chief Contracting Officer advised the Company that the award had not yet been made. It was further stated that this protest had not persuaded the Agency to not award the contract to the other vendor. The Company, believing in the merit of its protest, appealed this determination in accordance with the procurement rules relating to the contract to the Commissioner of HRA. On August 9, 2000, the Company received notification from the Commissioner of HRA that the appeal of the determination of the Agency's Chief Contracting Officer was denied. The Company continues to believe in the merit of its protest and is evaluating all possible options in connection with this matter. On July 14, 2000, in keeping with similar extensions, the City of New York executed a contract extension extending the agreement for the period from July 1, 1999 through June 30, 2000. As of November 14, 2000, the City of New York is still evaluating the subject award. The Company continues to serve as the current HCSP vendor. The Company's current revenues and the current subscriber base relating to this agreement have increased slightly since the levels achieved in the 3rd quarter of 1999.

If the HCSP awards the contract to another vendor, approximately 37% of the Company's revenues would be lost, having a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. The Company believes, however, that based upon a transition method implemented by HCSP, the Company could expect that revenues from HCSP would continue on a diminishing scale until all units are removed from clients' homes. At this time, no determination can be made on how the transition to another vendor would be accomplished, and in what time frame the transition would be made, and thus the full financial impact cannot be assessed at this time. If the Company does receive the renewal of the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. Depending on how HCSP may award the new contract, pricing on an individual subscriber basis may be lower than the current levels.

In light of the possibility that the Company's contract with HCSP may not be renewed, the Company's management has developed and is implementing an expanded business plan to minimize the potential loss through a reduction in HCSP's related overhead and the re-deployment of assets to other programs. In addition, the Company focused on, and intends to continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

CURRENT BUSINESS DEVELOPMENTS
-----------------------------

For the purpose of revenue stream diversification, the Company has successfully entered into contractual relationships with a variety of significant healthcare entities ranging from large integrated hospital networks to home care agencies and state Medicaid reimbursed programs. As a result of these new strategic alliances, as well as support among its distributor and referral networks, the Company has already achieved an 18% net new subscriber growth in the first nine months of 2000, as compared to the entire year of 1999. In addition to focusing on the Company's core business, the Company added the following two new complementary product lines that reinforce its unique position in the PERS marketplace and leverage its 24-hour monitoring platform.

The Med-Time medication reminder and dispensing system is a unique product designed to assist individuals with management of complex medication regimens. The product has given AMAC a competitive advantage in the market space.

SafeCom,Inc. ("SafeCom"), a wholly owned subsidiary of the Company, is the Company's commercial security division, which leverages the Company's twenty-four hour monitoring capabilities to provide interactive security monitoring services and security related applications to large and small retail establishments. The Company is concluding a successful one-year pilot program with a key strategic customer. Significant benefits and cost savings have been realized during the trial. The Company is now ready to introduce a national sales and marketing program for its SafeCom products in response to the successful pilot program. The Company anticipates that the SafeCom marketing initiative will further add to its revenue diversification efforts.

As stated in the Company's Annual Report, the Company's management has developed and is implementing a business plan to enhance shareholder value by expanding upon the Company's core competency, products and services within the 24 hour healthcare monitoring platform. After extensive research of current trends and forecasted needs within the healthcare industry and the needs of the Company's existing clients, the Company has developed a new service umbrella, H-Link, through which the Company anticipates expanded visibility, increased revenue and penetration of new markets. Under the H-Link strategy, the Company's flagship VoiceCare personal emergency response system and the Med-Time medication reminder and dispensing system are being repositioned as products which are part of a wider array of healthcare communication and monitoring services. The Company is currently developing other components of the H-Link platform including disease management services via home-care monitoring and on-call telecommunications services. The H-Link brand was officially introduced at the 2000 National Association of Homecare Conference. The Company experienced a positive reception by conference participants.

RESULTS OF OPERATIONS
---------------------

Revenue from services (recurring monthly revenues, RMR) increased $926,927 for the nine months ended September 30, 2000 as compared to the same period in 1999, an increase of 14%, and increased $306,645 for the three months ended September 30, 2000 as compared to the same period in 1999, an increase of 14%. The HCSP revenue has remained virtually unchanged while the Company's realized revenue increases have been derived virtually exclusively from other program endeavors. The Company has experienced success in growing its customer base outside the contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing RMR. These efforts include competitive conversions (i.e. luring potential customers away from competitors with attractive pricing and services), strategic partnerships with healthcare provider systems, additional entry into Medicaid reimbursed marketplaces, increased sales of the Company's proprietary medication compliance device (MED-TIME) and increased sales from the Company's wholly owned commercial security services subsidiary (SAFECOM). As a result, the Company has doubled its net new subscriber growth in the first three (3) quarters of fiscal year 2000 in comparison to fiscal year 1999. Costs related to services as a percentage of RMR for the nine months ended September 30, 2000 and 1999 were 45% and 37%, and for the three months ended September 30, 2000 and 1999 were 50% and 36%, respectively. The increase in costs are related to services resulted from increased depreciation of medical devices, additional response center personnel, enhancement of the Company's information systems and personnel, and increases in telecommunication costs resulting from the expansion of available services to subscribers.

Revenue from product sales for the nine months ended September 30, 2000 was $243,245, a decrease of $16,038 as compared to the same period in 1999. Revenue from product sales for the three months ended September 30, 2000 was $55,081, a decrease of $45,311 as compared to the same period in 1999. Gross profit on product sales for the nine months ended September 30, 2000 and 1999 was 29% and 4%, respectively. Gross profit on product sales for the three months ended September 30, 2000 and 1999 was 51% and 3%, respectively. The gross profit percentage increased in 2000 as a result of the sale of the Company's new Model 450 Smart Activator and sales of the Company's products to retirement facilities, which are at higher profit margins.

Selling, general and administrative expenses increased by $1,013,414 for the nine months ended September 30, 2000 as compared to the same period in 1999, an increase of 36%. Selling, general, and administrative expenses as a percentage of total revenues for the nine months ended June 30, 2000 and 1999 were 49% and 41%, respectively. Selling, general and administrative expenses increased by $410,166 for the three months ended September 30, 2000 as compared to the same period in 1999, an increase of 43%. Selling, general, and administrative expenses as a percentage of total revenues for the three months ended September 30, 2000 and 1999 were 53% and 41% respectively. Additional expenses incurred in 2000 were the result of the hiring of executive and management personnel, expansion of the sales department, increased sales and marketing expenses, and start up costs associated with the development of the Company's new subsidiary, SafeCom. The Company's objective in acquiring the services of senior healthcare executives was analysis, development, and implementation of a revised business plan designed to assure acquisition of complementary and synergistic business opportunities in the healthcare services and telecommunications industry. A portion of the additional expenses are attributed to legal, travel and ancillary services incurred in the analysis and development of the Company's revised business plan. The Company's activities this quarter included establishing a healthcare advisory board providing management and the Company's Board of Directors with perspective and direction for the H-Link marketing initiative. The advisory board is comprised of leading healthcare professionals with diverse areas of expertise.

In the third quarter, the total of the current and deferred costs relating to the Company's protest in connection with the extension of the HCSP contract with the City of New York have been charged against income, and shown as a period expense, totaling $329,009.

Interest expense for the nine months ended September 30, 2000 and 1999 was $85,377 and $9,901, respectively. Interest expense for the three months ended September 30, 2000 and 1999 was $47,302 and $4,386, respectively. Interest in 2000 increased as a result of additional borrowings needed to fund inventory and equipment needs for new subscribers, management systems, and the start up of the Company's new subsidiary, SafeCom.

The Company's loss before provision for income taxes for the nine months ended September 30, 2000 was $53,529 which represents a decrease of $ 1,257,245 from the net income reported in the 1999 period. The Company's loss before provision for income taxes for the three months ended September 30, 2000 was $441,183. The decrease in income, and resulting loss before provision for income taxes in 2000 resulted from an increase in the Company's operating, selling and administrative costs resulting from the hiring of executive and management personnel, expansion of the sales department, increased sales and marketing expenses and the write off of expenses related to the extension of the HSCP contract, all of which were offset by an increase in service revenues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         21.  Subsidiaries of the Small Business Issuer

         27.  Financial Data Schedule

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN MEDICAL ALERT CORP.

Dated: November 10, 2000          By: /s/ Howard M. Siegel
                                      -----------------------------------------
                                      Howard M. Siegel
                                      President and Chief Operating Officer

                                  By:  /s/ Richard A. Bennett
                                      -----------------------------------------
                                      Richard A. Bennett
                                      Chief Financial Officer

                     SUBSIDIARY OF THE SMALL BUSINESS ISSUER

SAFECOM, INC., a wholly owned subsidiary of the Company, is a corporation organized under the laws of the State of New York.