Form 10KSB
period 2000-12-31
AMERICAN MEDICAL ALERT CORP
filed 2001-04-17
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission file number 1-8635

                          AMERICAN MEDICAL ALERT CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         New York                                           11-2571221
         --------                                         --------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

3265 Lawson Boulevard, Oceanside, New York                   11572
------------------------------------------                ----------
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

         Yes    X      No
              -----       -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ----

         The issuer's revenues for its most recent fiscal year:  $10,750,727.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 11, 2001, was $8,902,782 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

         Aggregate number of shares of Common Stock outstanding as of April 11, 2001: 6,415,241.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement of the registrant, to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this report.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS.
                  -----------------------

A.       General
         -------

American Medical Alert Corp. ("AMAC" or the "Company"), a company incorporated under the laws of the State of New York in 1981, is engaged in the business of designing, engineering, marketing, installing and monitoring computerized Personal Emergency Response Systems ("PERS"), utilizing proprietary and commercially available technologies. As used herein, the term "AMAC" or "Company" means, unless the context requires otherwise, the Company and its wholly owned subsidiaries, HCI Acquisition Corp. and Safe Com Inc.

The Company is a leading provider of medical response and 24-hour on-call-monitoring services to assist the healthcare community in providing at-risk patients access to assistance from professionals. Through a diversified marketing and referral network, AMAC markets its products to hospitals, homecare providers, physicians, medical transportation companies, medical equipment suppliers, social services agencies, health maintenance organizations, retirement facilities and directly to consumers. A primary corporate goal is to support the delivery of home healthcare services and home monitoring services to provide patient security, timely healthcare intervention and compliance with directives from healthcare providers.

In addition to its core PERS business, in November 2000, the Company, through its subsidiary HCI Acquisition Corp., acquired the assets of Harriet Campbell Inc. The purpose of the acquisition was to create a new profit center complementary to the Company's current business infrastructure through a new brand called H-LINK(R) OnCall. Harriett Campbell, Inc. has been a leading provider of telephone answering and office support services for the New York Metropolitan area healthcare community. The call center currently processes 150,000 messages, wireless pages and other contacts monthly on behalf of its 1,400 independent physicians and hospital based healthcare providers. Immediate market expansion into the tri-state area is underway with a national roll- out envisioned within the next twelve to eighteen months.

The Company, under an exclusive licensing agreement, markets MED-TIME(R), an electronic medication reminder and dispensing unit. The exclusive licensing agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. AMAC's MED-TIME(R) marketing endeavors are currently being pursued within the United States. The device is utilized in conjunction with the Company's PERS or as a stand-alone medication compliance unit. Nonadherence to prescribed therapeutic medication regimens result in increased utilization of healthcare services particularly hospital admissions, homecare visits and unnecessary emergency room encounters. MED-TIME(R) helps to insure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to non-compliance.

B.       Products and Services
         ---------------------

The Company's core business has been the generation of monthly recurring revenues ("MRR") through the development, marketing, sale and lease of PERS, homecare monitoring devices and complementary services. For the year ended

December 31, 2000, and historically, approximately 95% of the Company's revenues have been generated from the sale, lease and rental of PERS and related monitoring services. VOICECARE(R), the Company's flagship PERS product, enables medically at-risk, elderly, infirm and disabled persons to remain independent, enjoy the comforts of living at home, and, at the same time, reduces costly hours of safety supervision that would otherwise be necessary while giving family members and caregivers peace of mind.

The Company's PERS are on the Health Care Financing Administration's list of approved monitoring devices. AMAC believes that the use of homecare as an alternative to institutional care will continue to increase, thereby making available the opportunity for broader use of the Company's current and future products.

1.       Personal Emergency Response Systems
         -----------------------------------

VOICECARE(R) Systems are designed to permit two-way (talk/listen) voice communication between an individual and monitoring personnel. VOICECARE(R) Systems are available in tabletop or wall mounted configurations. The tabletop systems are primarily installed in private residences pursuant to a private pay contract. Medical facilities, homecare service providers and government agencies utilize both the tabletop and wall mounted configurations. The wall-mounted units are typically used in new and refurbished senior multi-housing facilities (i.e., assisted living retirement settings).

Through the use of the Company's VOICECARE(R) System, individuals, such as the medically at-risk, elderly, infirm, and disabled, are able to signal for help at the touch of a button, when in need of assistance and engage in two-way voice communication to identify the appropriate level of intervention required.

When the subscriber initiates a call for help, the system transmits an audible tone and turns on a light to indicate that the system is alerting personnel at AMAC's Emergency Response Center ("ERC"). The Company's VOICECARE(R) System, utilizing the subscriber's telephone line, permits hands-free voice communication between the subscriber and the ERC. The equipment includes a two-way voice communicator connected to the telephone line in the subscriber's home and a remote personal help activator, which is worn or carried by the subscriber. The Company recently introduced a second version of its activator featuring a more light weight design, a monitored battery and an increased transmission range. When the activator is triggered by the subscriber, the Company's proprietary software acknowledges the incoming signal and automatically displays the subscriber's personal information to personnel at the ERC. The subscriber and ERC personnel speak to each other, thus allowing ERC personnel to determine the nature of the emergency and the type of assistance required. Appropriate assistance is then dispatched in accordance with predetermined protocols and the subscriber's requested level of care.

The Company's primary and back up ERCs are capable of handling multiple requests for assistance simultaneously. Subscriber signals are routinely processed by the ERC in less than one minute from initiation. The Company's backup monitoring center, located in Mt. Laurel, New Jersey provides an additional safeguard to the reliability of AMAC's VOICECARE(R) Systems in the event that the primary ERC based in Oceanside, New York becomes disabled due to power or system failure.

The VOICECARE(R) system assists clinical and family caregivers to better monitor a subscriber's physical condition, as well as other conditions, including home intrusions and fire detection.

2.       H-LINK(R) OnCall
         ----------------

On November 21, 2000, HCI Acquisition Corp., a wholly owned subsidiary of the Company ("HCI"), acquired substantially all the assets of Harriet Campbell Inc. HCI is headquartered at 216 East 75th Street, New York, New York. This new profit center, known by the brand "H-LINK(R)" enables the Company to leverage its current customer base to market an expanded suite of services complementary to its core business.

Services offered by H-LINK(R) OnCall include message desk services, appointment making, referral services, voice-mail, paging and wireless communications.
Current clients include private medical practices as well as hospital departments at some of New York's leading medical centers. Working with contacts from AMAC's current customer base, the division is now expanding into the market of home healthcare agencies, and the Company believes it is being received with enthusiasm and positive feedback.

On March 30, 2001, the Company completed a major technology upgrade to the call center facility. This enhancement allows H-LINK(R) OnCall to expand the call center capacity and resulting revenue base by 75%. In addition, the upgrade provides Internet connectivity and enables the introduction of a wide array of new services on a variety of communication channels. The enhanced contact center services are expected to include Physician's Information and Referral, Patient Satisfaction Surveys, Centralized Appointment and Appointment Confirmation Desk, Automated Lab Result Delivery, Seminar Registration, Web-Chat, E-Response and E-Call Back. All of these services are designed to enhance the patient and provider contact experience. The Company is in the process of transforming HCI from a physician's telephone answering service to a comprehensive healthcare contact center.

While Harriet Campbell Inc.'s geographic market has been traditionally limited to the New York Metropolitan area, new telephony technology incorporated in the upgraded system allows the division to serve customers nationwide. This capability allows AMAC's existing national sales force to sell H-LINK(R) OnCall services to customers outside the New York area.

In addition to new technology, a critical component for successful expansion is a professionally trained staff of call agents. The division has created a new corporate training department to facilitate efficient training of new staff, to ensure continuous quality control and to develop retraining programs for new technologies. These efforts have resulted in reducing new agent training time and employee turnover by 50%. A new digital call recorder, installed as part of the system upgrade, permits ongoing agent monitoring and quality assessment. The Company believes this new training and quality improvement initiative will allow the call center to more easily meet its staffing needs and maintain higher levels of customer service.

At the time of the acquisition, Harriet Campbell Inc. was generating approximately $1.8 million in annualized gross revenue. Thus far in 2001, annualized revenue has increased by 10%, with annual revenue expected to reach $2.3 million by the close of calendar year 2001. This estimate is based on established trends, new client inquiries, and increased service capacity. The ability to service customers in AMAC's nationwide market is expected to have a significant impact on the division's further growth. Additional call center acquisitions are being considered.

3.       Medical Dispensing Device
         -------------------------

MED-TIME(R), the Company's newly licensed medication dispenser and reminder system, is a complementary addition to the Company's products and services. The Company believes and medical studies have proven that failure to comply with medication regimens is a major contributor to increased medical costs. AMAC believes that a significant opportunity exists to reduce the costs associated with subscriber failure to comply with medication regimens, as well as to reduce the number of detrimental outcomes of this noncompliance. MED-TIME(R) is a valuable asset to visually handicapped, medically or mentally challenged patients as well as patients on daily medication regimens who have difficulty adhering to complex medication schedules. The product can be utilized as a stand-alone device or integrated with the Company's PERS to notify the ERC of a noncompliant event. MED-TIME(R) contains a tray with twenty-eight compartments. At preprogrammed times, one to four times a day, the dispenser reminds the user to access and take the medication. The reminder signal for the stand-alone device remains active for the lesser of thirty minutes or until the medication is removed from MED-TIME(R). The reminder signal for the device used in conjunction with the PERS unit will notify the ERC for corrective action if the medicine is not removed from MED-TIME(R) within thirty minutes. Compliance with the medication regimen automatically resets the device.

Several states now provide for Medicaid reimbursement of MED-TIME(R). In addition, MED-TIME(R) is used in retirement homes, assisted living facilities, clinical trials, and by private pay consumers.

4.       SILENT PARTNER(R)
         -----------------

Creating new sources of MRR for the Company is a primary objective of AMAC's growth plan. In evaluating AMAC's areas of expertise, management has made a commitment through the creation of Safe Com Inc. to enter the field of commercial security. The security industry generates in excess of ten billion dollars in annual revenues and is compatible with the Company's core PERS monitoring business. In June 1999, the Company was approached by a major drug chain to determine its interest in developing a state of the art security system capable of resolving several loss prevention issues. In July 1999 the Company formed Safe Com Inc., a wholly owned subsidiary, to design and market a multi-purpose, commercial, interactive security system known as SILENT PARTNER(R). SILENT PARTNER(R) is a two-way interactive system, which allows the user to activate a silent alarm signal that is received by the Company's ERC. Once the alarm signal is sent, SILENT PARTNER(R) provides listen in communications between the ERC and the facility. The Company has since completed the demonstration phase of the initiative. Safe Com's first client presently has installed over seventy-five (75) locations and is considering additional SILENT PARTNER(R) facilities. In addition, interest has been expressed by several national retail chains concerning the benefits of SILENT PARTNER(R). Currently, the Company is finalizing Safe Com's initial product offering.

5.       Monitoring Services
         -------------------

In addition to its voice communication systems, the Company makes available a monitoring service as an additional and integral part of the VOICECARE(R) System. The Company also sells its monitoring services to other providers of emergency response systems. Personnel located at the Company's ERCs utilize personal computers, arranged in a local area network, to process all incoming distress signals from subscribers. The Company's monitoring personnel are trained according to Emergency Medical Dispatcher protocols. All signals for assistance automatically access the ERC's subscriber database, thus enabling monitoring personnel to promptly take predetermined actions, such as alerting family members or healthcare providers, or sending emergency medical help. Relevant subscriber information is displayed on a monitor. The operator interacts with the subscriber and appropriate action is initiated on behalf of the subscriber. The system utilizes digital communicators, radio frequency devices and two-way voice technology. System activation occurs from a host of remote and hardwired devices to provide an effective combination of personal safety, environmental and medical monitoring based on individual subscriber needs. In all applications, the Company provides toll-free telephone lines for signal transmission. The Company's primary ERC is capable of simultaneously identifying and processing a variety of signals from a host of activating devices. All voice and data subscriber transactions are recorded and stored in a secure network database and on digital voice recording technology. The Company's primary ERC is located in Oceanside, New York, and the back up ERC and engineering facility are located in Mt. Laurel, New Jersey.

6.       Production/Purchasing
         ---------------------

The Company outsources its manufacturing and final assembly of its core product lines. Sources are selected through competitive bids, past performance and accessibility to the engineering process. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative subcontractors as would be required to fulfill its needs without any material adverse effect to the Company's operations. With the exception of several proprietary components, which are manufactured to the Company's specifications, the manufacturing of the Company's product lines requires the use of generally available electronic components and hardware.

C.       Proposed  Products and Services
         -------------------------------

Disease Management Monitoring Services:
--------------------------------------

The Company is preparing to expand its service offering to include disease management monitoring services. In order to accomplish this goal, AMAC is seeking to establish a strategic relationship with a telehealth technology company for the purpose of developing a vital signs monitoring program that will utilize existing telehealth/PERS technologies. Vital signs monitoring will allow remote monitoring, through the Company's ERCs, of various physical indicators that healthcare professionals utilize to evaluate a person's physical condition. The Company believes that through a comprehensive and regularized vital signs monitoring program, the goal of crisis prevention and reduction of emergency room and inpatient admissions can be realized. The Company, as part of its expansion strategy, seeks to acquire or develop products and services that are complementary to its current offerings so that it can provide additional products and services to its current providers and referral networks.

D.       Marketing/Customers
         -------------------

The Company markets its products and monitoring services to private pay consumers, hospitals, home healthcare providers, government agencies, third-party insurers and developers of retirement communities, amongst others. The Company believes that these markets offer the Company a continuing opportunity to significantly increase its subscriber and residual revenue base. The Company is focusing its efforts on the following methods in order to facilitate the growth of its core MRR.

1. Expansion of the use of PERS and MED-TIME(R)in existing State Medicaid Programs.

2.       Expansion of current distribution channels through:

         a. Addition of new healthcare service providers who will provide the Company's PERS and MED-TIME(R)as assistive devices to their patients.

         b. Expansion into new geographic markets through direct entry, partnership programs and strategic marketing alliances.

         c. Acquisition of local or nationally based PERS providers that are mutually accretive.

         d. Continued expansion of the already successful competitor conversion sales program.

3. Expansion of the current PERS platform to include medication compliance and vital signs monitoring, telephone answering support services and other 24-hour call center applications. H-LINK(R) is a marketing concept that the Company intends to utilize to facilitate the continuum of care concept through healthcare systems and managed care networks. The Company will focus its efforts on making H-LINK(R) a strong, identifiable brand with a portfolio of 24-hour on-call and medical monitoring services to provide the essential communication link between the patient and healthcare provider. H-LINK(R) will meld medical monitoring and on-call services into one cohesive package.

E.       Sales, Rentals and Leases.
         -------------------------

The Company's products and monitoring services are made available on a national basis through sales, rentals and leases by company owned branch offices, direct sales personnel, independent direct service providers, referral sources, distribution partners, and direct mail delivery to the consumer. The Company markets its products predominantly through rental agreements. Monthly monitoring service is available for the Company's PERS and MED-TIME(R), as well as personal emergency response systems manufactured by others. Healthcare providers have the option of using the Company's ERC as the source for primary or back-up monitoring services. Monitoring fees are charged to individuals and entities that utilize the Company's monitoring services, whether on a primary or back-up basis. The Company provides its own personnel, uses independent subcontractors and provides training for customers' personal installation and service of its VOICECARE(R), SILENT PARTNER(R) and MED-TIME(R) systems. The Company is an approved Medicaid provider in New York, Georgia, Illinois, Ohio, South Carolina, Colorado, Nevada, Arkansas, Oklahoma, Delaware, Virginia, New Jersey, Pennsylvania, and North Carolina.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2000, 1999 and 1998, the Company had revenues from this contract representing 35%, 41%, and 47%, respectively, of its total revenue. The contract with HCSP originally expired on June 30, 1999, and was extended to December 31, 2000, and the Company continues to service HCSP under the terms and conditions of the expired contract.

In January 1999, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. While the Company's protest was denied, the subject contract has not yet been awarded and the Company cannot determine when the contract renewal award will finally be determined. In the meantime, the Company continues to service its customers under the terms of the expired contract, through various extensions granted by the City of New York, the last of which was through December 31, 2000.

If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. With the potential loss of approximately 35% of the Company's revenues, cash flow from operations would be adversely affected. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. It could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed and management is prepared to eliminate significant personnel costs and fixed overhead associated with servicing the contract.

In light of the possibility that the Company's contract with HCSP may not be renewed, the Company's management has focused on, continuing to build its subscriber base through private consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and government sponsored programs. In addition, the Company is continuing to invest in new products and services. Those services have reduced the Company's dependence on the HCSP contract from 47% of total revenues in 1998 to 35% in 2000.

F.       Patents and Trademarks
         ----------------------

The  Company   considers  its   proprietary   trademarks  with  respect  to  the
development,  manufacture  and marketing of its products to be a valuable asset.

The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage. The Company's trademarks include "AMERICAN MEDICAL ALERT(R)", "THE RESPONSIVE COMPANY(R)", "VOICECARE(R)", "SMART TOUCH(R)", "THE VOICE OF HELP(R)", "MED-TIME(R)", "H-LINK(R)", "ACCUTROL(R)", "MED PASS(R)", "ROOM MATE(R)", "SYSTEM-ONE(R)", "HELPING PEOPLE LIVE BETTER(R)", "SILENT PARTNER(R)", and "TELEFRIEND(R)", each of which is registered with the United States Patent and Trademark Office.

G.       Research and Development
         ------------------------

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. Expenditures for research and development for the years ended December 31, 2000, 1999 and 1998 were $93,600, $110,480, and
$114,586, respectively, and are included in selling, general and administrative expenses. In 2000 the Company continued to focus its research and development activities towards the development of SILENT PARTNER(R), and the enhancement of its core PERS products, as well as the development of new products and services specifically addressing disease management.

H.       Impact of Government Regulations
         --------------------------------

The Company derives over 50% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's PERS services. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

I.       Competition
         -----------

The Company's competition includes manufacturers, distributors and providers of personal emergency response equipment and services, and a small number of security companies. Some of the Company's competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company's competition focuses its marketing and sales efforts in the following areas: hospitals, homecare providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers. The Company believes that its customers' main considerations in choosing a personal response service are quality of service, product performance and reliability, customer support, pricing, reputation and experience in the industry.

J.       Employees
         ---------

As of April 11, 2001, the Company employed 155 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

                                  Risk Factors

                       Risks associated with our business

We rely on several key customers for a significant portion of our business.

We derive a significant portion of our revenue from the City of New York's Human Resources Administration HCSP. For the year ended December 31, 2000, revenues from this contract accounted for 35% of total revenue. The contract with HCSP expired on June 30, 1999. In January 1999, we and several other companies submitted proposals to provide the PERS service on behalf of the City of New York through June 30, 2003. We were advised by HCSP that another vendor had been preliminarily recommended. We submitted a formal protest contesting the preliminary award, but the protest was ultimately denied. The City of New York is currently reviewing the recommendation of HCSP. The new contract has not yet been awarded to any vendor to date. We continue to provide the PERS services on behalf of the City of New York while the review of the HCSP recommendation is ongoing, and HCSP has granted us several retroactive extensions of the original contract, the most recent of which extended the contract through December 31, 2000.

If HCSP awards the contract to another vendor, a significant portion of our revenues would be lost, having a material adverse effect on our operating results and cash flows. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. If we do receive the renewal of the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. Depending upon how HCSP may award the new contract, pricing on an individual subscriber basis may be lower than the current levels.

Our businesses may be adversely impacted by government regulations.

We derive over 50% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

In addition, as a provider of services under Medicaid programs, we are subject to the federal fraud and abuse and the so-called "Stark" anti-referral laws, violations of which may result in civil and criminal penalties and exclusion from participation in Medicaid programs. Also, several states have enacted their own statutory analogs of the federal fraud and abuse and anti-referral laws. While we at all times attempt to comply with the applicable federal and state fraud and abuse and anti-referral laws, there can be no assurance that administrative or judicial interpretations of existing statutes or regulations or enactments of new laws or regulations will not have a material adverse effect on our operations or financial condition.

Rapid technological changes may negatively affect our business.

The telecommunications industry, on which our business is dependent, is subject to rapid and significant changes in technology. These technological changes, including changes relating to emerging wireline and wireless transmission technologies, may require us to make changes in the technology we use in our products in order to remain competitive. This may require significant outlays of capital and personnel, which may adversely affect our results of operations and financial condition in the short term.

We may need to raise more money in the future.

Our growth strategy is very dependent on our working capital position. We have, and continue to utilize significant amounts of working capital due to the nature of our business coupled with the recent expansion of our infrastructure. We may require additional outlays of capital for research and product development in advance of the revenues earned as a result of sales and leases of our newly developed products. In addition, our growth strategy includes growth through acquisitions, which also can require significant outlays of capital before a return on the investment may be realized. All of these factors may require us to seek additional financing.

There can be no assurance that additional financing will be available to us on acceptable terms or at all. If we are not able to secure additional financing on terms we consider acceptable to us, our business may be negatively impacted and we may not be able to execute our business and growth strategies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Product Liability and Availability of Insurance.

Because our business involves responding to personal emergencies, failures of our products or errors in the delivery of our services carry a risk of liability claims. We manage this risk through contractual limits on liability and damages, and by carrying insurance. However, the contractual limits may not be enforceable in all jurisdictions or circumstances. While historically we have not incurred significant liabilities due to such claims, a successful claim may be made for damages which exceeds the coverage under any insurance policy. In the future, our insurance costs may become more expensive, and there can be no assurance that additional insurance will be available on acceptable terms. If one or more of these occur, it could have an adverse effect on our financial condition and operations.

                      Risks associated with our securities

We do not anticipate the payment of dividends.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Shares that are eligible for sale in the future may affect the market price of our common stock.

As of April 11, 2001, an aggregate of 1,472,012 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule's existing volume and other limitations. Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144's existing volume or other limitations after two years. In general, an "affiliate" is a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with us. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,011,254 shares are issuable pursuant to currently exercisable options, and 238,333 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Item 2.       DESCRIPTION OF PROPERTIES.
              -------------------------

The Company's executive offices and primary ERC are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, CEO and President of the Company. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Mr. Siegel. The lease calls for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease.

The Company houses its Engineering, Research and Development, Quality Control, Testing and Back-up Monitoring Departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party. In January 2001, the Company renewed its lease, which expired in December 2000, for an additional three years at a current base annual rent of $43,200 plus charges for certain operating expenses.

The Company maintains a marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated party at an annual rent, plus certain operating charges, of $18,879, pursuant to a lease, which expires on April 30, 2001.

The Company leases approximately 1,500 square feet of space in Flushing, New York pursuant to a three-year lease, which expires on August 31, 2001. The office serves as a hub for the City of New York's Human Resources Administration HCSP program, providing warehouse, storage, shipping, receiving and office space. The lease provides for an annual rent of $15,281 during the first year of the term, $16,045 during the second year of the term and $16,848 during the third year of the term.

The Company maintains a marketing and administrative office in Tinley Park, Illinois. The Company leases approximately 1,700 square feet of space from an unaffiliated party pursuant to a lease, which expires on April 30, 2005. The lease provides for an annual rent of $19,020 during the first year of the term, $19,591 during the second year of the term, $20,178 during the third year of the term, $20,784 during the fourth year of the term and $21,407 during the fifth year of the term.

The Company has opened a marketing and administrative office in Parker, Colorado. The Company leases approximately 1,275 square feet of space pursuant to a five-year lease, which expires on March 31, 2005. The lease provides for an annual rent of $9,564 during the first year of the term, $10,200 during the second year of the term, $10,836 during the third year of the term, $11,472 during the fourth year of the term, $12,108 during the fifth year of the term. Additionally, there are charges for certain operating expenses.

In connection with the purchase of certain assets of Harriet Campbell, Inc., the Company acquired a condominium located at 216 East 75th Street in New York City. The condominium consists of approximately 1,900 square feet. The Company currently pays association dues in the amount of $543.75 per month and real estate taxes in the amount of approximately $1,200 per month.

The Company believes that these properties are suitable for their intended uses and are adequate to meet its current requirements. Except for the condominium described above, the Company does not own any property.

Item 3.    LEGAL PROCEEDINGS.
           -----------------

Although the Company is a party to certain routine litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the alleged termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. Attorneys representing the Company believe that American Medical Alert Corp. has meritorious defenses to the complaint. Counsel has further concluded that the likelihood of success by the Plaintiff on the causes of action and relief demanded in the complaint is remote. At the present time the insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
           ---------------------------------------------------

No matters were submitted during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS.
           ----------------------------------------------------------

The Company's Common Stock is traded on NASDAQ (Symbol: AMAC). The high and low bid prices for the Common Stock, as furnished by NASDAQ, are shown for the fiscal years indicated. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.



                                                            High                               Low
                                                           ------                             -----

                     1999       First Quarter         $   3.9375                           $  2.5000
                     ----       Second Quarter            2.6250                              2.1250
                                Third Quarter             2.6875                              2.0625
                                Fourth Quarter            2.3125                              1.2500

                     2000       First Quarter         $   4.2500                           $  1.1250
                     ----       Second Quarter            2.6875                              1.6800
                                Third Quarter             2.6250                              1.3750
                                Fourth Quarter            2.2500                              1.1880


As of April 11,  2001,  there were 374 record  holders of the  Company's  Common
Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2000 and does not anticipate paying dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes hereto.

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, certain of which are specified in the Risk Factors section of this report, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels. These risks and uncertainties, both known and unknown, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

A.       Results of Operations.
         ---------------------

The Company's gross revenues increased from $9,225,240 in 1999 to $10,750,727 in 2000, an increase of 17%, and increased from $8,297,208 in 1998 to $9,225,240 in 1999, an increase of 11%. The increase in gross revenues from 1999 to 2000 and 1998 to 1999 resulted from management's emphasis on the continued growth of the Company's recurring service revenue base. Additionally in 2000 the Company recorded revenues of approximately $165,000 from its newly acquired subsidiary, HCI Acquisition Corp.

Revenues from services, MRR, increased from $8,789,882 in 1999 to $10,426,206 in 2000, an increase of 19%, and increased from $7,812,571 in 1998 to $8,789,882 in 1999, an increase of 13%. The New York City HCSP revenue has remained virtually unchanged, thus increases in revenues were derived primarily from other program endeavors. The Company has experienced success in growing its customer base outside the contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces.

Costs related to services, as a percentage of revenue, for 2000, 1999 and 1998 were 48%, 39% and 36%, respectively. In 2000, the increases in costs related to services resulted from the Company's overall expansion as well as its expansion into new regions. In the latter part of 1999 and early 2000, when the Company consciously decided to expand into new regions, there was an increase in production of units to allow for such expansion. This expansion into new markets was primarily performed through the use of third party agencies. As the Company entered into these new regions it was discovered that the medical devices, which had not previously experienced compatibility issues with telephone lines, were experiencing such difficulties. Consequently, a significant number of units had to be returned, through the third party agencies, and redesigned to adjust for the compatibility issues experienced with the telephone lines. As a result of this redesign and upgrade to the units, the Company incurred approximately $300,000 of additional costs that could not be anticipated. Additionally, with the increased production of units and the unanticipated large movement of inventory to and from third party agencies and their network of installers, the Company incurred a significant loss of units beyond what had been experienced in the past. The effect of the lost equipment resulted in a charge to cost of services in 2000 of approximately $430,000 as compared to approximately $50,000 in 1999. The Company, as a result of this increased production and redesigning and upgrading of units, had several thousand units available for lease at the end of 2000. These units will be available for sale, lease and monitoring in 2001. In 2000, the costs related to services also increased due to additional response center personnel, depreciation and amortization, enhancement of the Company's information systems and increases in telecommunication costs resulting from the expansion of available services to subscribers. In 1999, costs as a percentage of revenue increased due to increases in personnel costs in the Company's monitoring center, amortization, and general operating costs.

Revenues from product sales decreased from $435,358 in 1999 to $324,521 in 2000, a decrease of 25%, and decreased from $484,637 in 1998 to $435,358 in 1999, a decrease of 10%. Decreases in revenues from product sales from 1999 to 2000 and 1998 to 1999 were primarily a result of management's changing focus toward the growth of its subscriber base, rental income and service revenues. In 2000, this decrease was partially offset by the increased sales of the Company's proprietary medication compliance device (MED-TIME(R)). Gross profit on product sales in 2000, 1999 and 1998 was 11%, 18% and 5%, respectively.

Selling, general and administrative expenses increased from $3,961,954 in 1999 to $6,173,008 in 2000, an increase of 56%, and increased from $3,268,739 in 1998 to $3,961,961,954 in 1999, an increase of 21%. Certain additional expenses incurred in 2000 were the result of:

o    Hiring of executive and management personnel.
     As part of the Company's overall plan in anticipation for growth and expansion and solidifying of its corporate structure it retained the services of a number of executives and other personnel. This increased payroll and related benefits over that of 1999 by approximately $800,000. The Company believes that although a significant expense was incurred for payroll and related expenses, it now has the infrastructure necessary to allow its business growth plan to proceed.

o Legal fees associated with maintaining the City of New York's Human Resources Administration contract. As a result of the Company pursuing its rights and remedies in connection with the HCSP contract, the Company incurred legal expenses of approximately $350,000. This amount is an accumulation of deferred costs in 1999 plus additional expenses incurred in 2000.

o    Additional reserves on Medicaid receivables.
     To date the Company continues to serve as the exclusive provider under the New York City contract. However, during the negotiation with New York City, there has been a delay in approvals for payment. This has directly resulted in an increase in the receivable balance relating to the Medicaid sector, with respect to which the Company has provided additional reserves of $225,000 during the year. The Company has engaged consultants and professionals with significant experience in this area to help expedite the processing and payment of these receivables.

o    Formation of the Company's new subsidiary, HCI Acquisition Corp.
     In November 2000, the Company acquired the assets of Harriet Campbell Inc. The expenses relating to the period in which the Company has owned this wholly owned subsidiary is reflected in the selling, general and administrative expense. This resulted in approximately $170,000 of additional expense.

In addition, certain other increases in selling, general and administrative expenses included additional rental expense of approximately $114,000 and depreciation expense of approximately $100,000.

In 1999, the increase in selling, general and administrative expenses was the result of expansion of the sales department and hiring of additional management personnel. In addition, development costs of approximately $70,000 associated with the start up of Safe Com Inc. contributed to increased costs in 1999.

Additional Factors Affecting 2000 Results
-----------------------------------------

Management analysis concluded that, in order to improve the operational efficiency of the Company, certain areas of the Company's operations required corrective action. These action plans were implemented throughout 2000. The Company focused on its company-wide inventory control system, the growth in Medicaid Accounts Receivable, inefficient fragmentation and decentralization of operational processes, and inadequate and non-interrelational management information systems with poor networking capability. The management team addressed these areas as follows:

i. An outside consulting firm specializing in inventory management was engaged in June 2000 to provide recommendations and an assessment of the current inventory tracking capability. On February 26, 2001, the Company activated its new computerized inventory tracking system. This system allows for monitoring equipment by utilizing unit serial numbers and bar codes. The inventory tracking system is intended to significantly reduce the percentage of reserve units required to be in circulation in order to assure customer satisfaction and supply. The Company believes reduction in the percentage of aggregate off-line/non-revenue producing time for nonutilized units will ultimately improve overall per unit profitability. The Company expects this system to also provide increased tracking capabilities, which should diminish inventory losses in the future.

ii. In an effort to reduce the Medicaid accounts receivable to a more manageable and traditional level, the Company initiated a series of discussions with New York City administrative representatives.

iii. Management continues to review each operational site with the goal of centralization of similar functions to eliminate costly redundancies.

iv. Recruitment of a skilled and knowledgeable MIS Director and the expansion of the MIS department have thus far resulted in considerable streamlining of reporting and systems capability. Ongoing projects are underway to further enhance system efficiency and versatility.

v. Diversification of revenues by increasing the non-New York City HCSP contract base by 28% in 2000. The Company's acquisition of the assets of Harriet Campbell Inc. resulted in an additional annualized revenue stream not related to the HCSP contract of $1.8 million.

To further reduce operational costs, the Company has commenced other cost saving methods including:

o Staff reductions originating from the centralization of certain accounting and customer service functions.

o Execution of a contract with a new manufacturer of PERS activator devices affording the Company a significant reduction in the overall cost of the PERS system.

o    Leverage of the entire  telephone  and  communication  needs of the overall
     Company under service provision by a sole provider with an anticipated reduction of one of the Company's major expenditures, positively impacting both cost of service and sales, general and administrative categories.

This year's activities also included establishing a Healthcare Advisory Board providing the Company's management and Board of Directors with perspective and direction for the H-LINK(R) marketing initiative. The Advisory Board is comprised of leading healthcare professionals with diverse areas of expertise.

Interest  expense for 2000,  1999 and 1998 was $145,137,  $23,087,  and $21,802,
respectively. Interest expense increased in 2000 as a result of additional borrowings needed to fund increased production of units and equipment needs for new subscribers, fund management systems, and the acquisition by HCI of the assets of Harriet Campbell Inc.. Interest expense increased in 1999 as a result of additional capital equipment leases, net of reductions in average monthly borrowing.

The Company's loss before provision for income taxes in 2000 was $(807,805) a decrease of $2,326,364 from 1999. The decrease in 2000 resulted from an increase in the Company's costs related to services and selling and administrative costs, offset by an increase in service revenues. Income before provision for income taxes in 1999 was $1,518,915, a decrease of $206,588 from 1998, or 12%.
Likewise, the decrease in 1999 resulted from an increase in the Company's operating and selling and administrative costs, offset by an increase in service revenues.

B.       Liquidity and Capital Resources
         -------------------------------

During 2000, cash provided by operating activities was $ 2,134,999 as compared to $2,539,654 in 1999. Cash paid for income taxes in 2000 was $156,646 as compared to $765,569 in 1999. Expenditures for fixed assets and medical devices held for lease aggregated $ 3,237,795 in 2000, as compared to $3,190,535 in 1999. During 2000, cash decreased by $416,487, as compared to a decrease in cash of $466,108 in 1999.

During 2000, the Company entered into a revolving credit line agreement that permitted maximum borrowings up to $2,500,000 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined), reduced to $1,700,000 subsequent to December 31, 2000. Borrowings under the line bear interest at the lower of the prime rate or LIBOR plus 2.50% (as defined) and are collateralized by the Company's assets. The credit line is available until May 31, 2002. In addition, the new agreement provided for a $2,000,000 term loan facility with a term of 60 months. The bank's commitment for term loans was canceled subsequent to December 31, 2000. There was $1,300,000 outstanding on the line of credit as of December 31, 2000. No amounts were outstanding under the term loan facility at December 31, 2000. At December 31, 1999 there were no amounts outstanding under the facility. The agreement with respect to the facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

At December 31, 2000, the Company was not in compliance with certain of its loan covenants. Subsequent to December 31, 2000, the loan covenant violations were waived by the bank and the Company and the bank agreed to certain amendments to the covenants on a prospective basis, as well as other significant amendments to the loan agreement. The amendments reduced the maximum line of credit from $2,500,000 to $1,700,000 and terminate the bank's commitment for term loans. The Company is continuing negotiations with the bank for a more favorable credit facility.

The Company's working capital on December 31, 2000 was $2,506,565 as compared to $3,853,000 on December 31, 1999. The Company believes that its present cash and working capital position combined with its borrowing availability and future anticipated income will be sufficient to meet its cash and working capital needs for at least the next 12 months. In this regard, the Company is continuing to generate cash from operations and has several thousand units available to place on-line at December 31, 2000 to support future growth without requiring a cash outlay for capital expenditures to the extent experienced in the prior year. During 2001, the Company anticipates that it will make capital investments of approximately $1,500,000 for the enhancement of its management information systems, and the production and purchase of additional systems which the Company intends to rent. In each of 2000 and 1999 the Company had capital expenditures in excess of $3,000,000.

The Company derives a significant portion of its revenue from one contract with the City of New York's Human Resources Administration HCSP. During the year ended December 31, 2000 and 1999 and 1998, the Company had revenue from this contract, which represented 35%, 41% and 47%, respectively, of total revenues for each period. Leased medical devices in service relating to this contract represented 31% and 38% respectively, of total leased medical devices at December 31, 2000 and 1999. Inventory relating to this contract represented approximately 15% and 20%, respectively, of total inventory on hand at December 31, 2000 and December 31, 1999. The contract with HCSP originally expired on June 30, 1999. In January 1999, the Company and several other companies submitted proposals to the City of New York to be awarded a new contract, through June 30, 2003.

On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award, While the protest was ultimately denied, as of April 16, 2001, the contract had not been awarded.. In the meantime, the Company continues to service it customers under the terms of the expired contract through various retroactive extensions granted by the City of New York, the last of which was through December 31, 2000.

If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. With the potential loss of approximately 35% of the Company's revenues, cash flow from operations would be adversely affected. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. It could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed and management is prepared to eliminate significant personnel costs and fixed overhead associated with servicing the contract. The Company cannot assess the full financial impact at this time, as no determination can be made on how the transition to another vendor would be accomplished, and in what time frame the transition will be made.

In light of the possibility that the Company's contract with HCSP may not be renewed, the Company's management has developed and implemented a business plan to minimize the potential loss through reduction in HCSP related overhead and the re-deployment of assets to other programs. In addition, the Company focuses on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

Item 7.  FINANCIAL STATEMENTS.
         --------------------

The financial statements required hereby are located on pages F-1 through F-25.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------------------------

None.

                                    PART III

       The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with respect to the Company's 2001 Annual Meeting of Shareholders.

         Item 13. EXHIBITS AND REPORTS ON FORM 8-K.
                  --------------------------------

(a)    Exhibits

       Exhibit No.    Identification of Exhibit
       -----------    -------------------------

            2(a)* Asset Purchase Agreement, dated November 21, 2000, among HCI Acquisition Corp., American Medical Alert Corp., Harriet Campbell, Incorporated and Angus Campbell.

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

            3(c) Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).

            3(d)*       Certificate of Incorporation of HCI Acquisition Corp.

            10(c)(i) Employment Agreement dated January 31, 2000 between the Company and Jack Rhian. (Incorporated by reference to Exhibit 10(c)(ii) to the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

            10(c)(ii)   Employment  Agreement  dated January 1, 2000 between the
                        Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10 (c)(iii) to the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

            10(c)(iii)  Employment  Agreement  dated October 1, 1999 between the
                        Company and Frederic S. Siegel. (Incorporated by reference to Exhibit 10(c)(iv) to the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

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

            10(v)(i)*   Amended and Restated Loan Agreement,  dated November 21,
                        2000, between the Company and European American Bank.

            10(v)(ii)*  First  Amendment  to Loan  Agreement,  dated as of April
                        13, 2001, among the Company, HCI and European American Bank.

            21(a)*      Subsidiaries of the Company

            23(a)*      Consent of Margolin, Winer & Evens LLP.

            27*         Financial Data Schedule

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

                                         AMERICAN MEDICAL ALERT CORP.


                                         By: /s/ Howard M. Siegel
                                            -------------------------------
                                            Howard M. Siegel
                                            Chairman of the Board and President
Dated:  April 17, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Howard M. Siegel                Chairman of the Board,                              April 17, 2001
---------------------------         President, Chief Executive
Howard M. Siegel                    Officer and Director

/s/ Peter Breitstone                Director                                            April 17, 2001
---------------------------
Peter Breitstone

/s/ Theodore Simon                  Director                                            April 17, 2001
---------------------------
Theodore Simon

/s/ Frederic S. Siegel              Vice President, Sales and Marketing                 April 17, 2001
---------------------------         and Director
Frederic S. Siegel


/s/ James F. LaPolla                Director                                            April 17, 2001
---------------------------
James F. LaPolla

/s/ Richard Rallo                   Controller                                          April 17, 2001
---------------------------
Richard Rallo



Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

April 13, 2001

                          AMERICAN MEDICAL ALERT CORP.
                                AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS

--------------------------------------------------------------------------------



Report of Independent Accountants                                      F-1


Financial Statements:

     Consolidated Balance Sheets                                   F-2 and F-3

     Consolidated Statements of Income                                 F-4

     Consolidated Statements of Shareholders' Equity                   F-5

     Consolidated Statements of Cash Flows                         F-6 and F-7

     Notes to Consolidated Financial Statements                    F-8 - F-25

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------


December 31,                                                                                       2000                  1999
------------------------------------------------------------------------------------------------------------------------------------

ASSETS (Note 2)

Current Assets:

     Cash                                                                              $          537,247    $          953,734
     Accounts receivable (net of allowance for doubtful accounts of
         $300,000 in 2000 and $75,000 in 1999) (Notes 1, 3 and 10)                              2,850,756             2,144,853
     Notes and other receivables (Note 4)                                                         219,971               110,787
     Inventory (Note 1)                                                                           154,880               791,572
     Prepaid and refundable taxes                                                                 601,478               160,237
     Prepaid expenses and other current assets (Notes 1)                                           98,859               182,311
     Deferred income taxes (Notes 1 and 5)                                                        309,000               156,000
                                                                                       ------------------    ------------------

Total Current Assets                                                                            4,772,191             4,499,494
                                                                                       ------------------    ------------------


     Inventory of Medical Devices Held for Lease (Note 1)                                       1,886,016               988,000
                                                                                       ------------------    ------------------

Fixed Assets - at cost:

      Building (condominium unit)                                                                 400,000                    -
     Leased medical devices                                                                     9,927,351             8,014,100
     Monitoring equipment                                                                       1,146,454               863,632
     Furniture and equipment                                                                      535,927               463,576
     Leasehold improvements                                                                       219,600               217,600
     Automobiles                                                                                   45,468                45,468
                                                                                       ------------------    ------------------
                                                                                               12,274,800             9,604,376
     Less accumulated depreciation and amortization (Note 1)                                    5,567,574             4,101,029
                                                                                       ------------------    ------------------

                                                                                                6,707,226             5,503,347
                                                                                       ------------------    ------------------
Other Assets:

     Long-term portion of notes receivable                                                        196,428                    -
     Intangible assets and deferred charges
         (net of accumulated amortization of $209,438
         in 2000 and $57,100 in 1999) (Note 1)                                                  1,502,375               250,605
     Other assets                                                                                  69,597               143,075
                                                                                       ------------------    ------------------

                                                                                                1,768,400               393,680
                                                                                       ------------------    ------------------

         Total Assets                                                                  $       15,133,833    $       11,384,521
                                                                                       ==================    ==================


                                                                                                                                 F-2
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

December 31,                                                                                       2000                  1999
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Current portion of notes payable (Note 2)                                         $          247,839    $               -
     Accounts payable                                                                           1,077,168               305,320
     Accrued expenses                                                                             791,054               242,373
     Current portion of capital lease obligations (Note 6)                                        179,565                98,801
                                                                                       ------------------    ------------------

Total Current Liabilities                                                                       2,295,626               646,494
                                                                                       ------------------    ------------------

Deferred Income Tax Liability (Notes 1 and 5)                                                     507,000               423,000
Long-Term Portion of Notes Payable (Note 2)                                                     2,107,843                 -
Long-Term Portion of Capital Lease Obligations (Note 6)                                           308,721               282,686
Put Warrant Obligation (Note 3)                                                                   189,000                 -
Deferred Revenue (Note 1)                                                                         163,357                 -
Deferred Gain on Sale of Equipment (Note 1)                                                        11,566                17,166
                                                                                       ------------------    ------------------

Total Liabilities                                                                               5,583,113             1,369,346
                                                                                       ------------------    ------------------

Commitments and Contingencies (Notes 6, 7 and 9)                                                       -                     -

Shareholders' Equity (Notes 7 and 9):
     Preferred stock, $.01 par value -
         Authorized, 1,000,000 shares; none issued and outstanding
     Common stock, $.01 par value -
         Authorized, 20,000,000 shares in 2000 and
              10,000,000 shares in 1999
         Issued 6,458,021 shares in 2000 and 6,446,832 in 1999                                     64,580                64,468
     Additional paid-in capital                                                                 6,265,939             6,200,701
     Retained earnings                                                                          3,326,233             3,856,038
                                                                                       ------------------    ------------------
                                                                                                9,656,752            10,121,207
     Less treasury stock, at cost (43,910 shares in 2000 and 1999)                               (106,032)             (106,032)
                                                                                       ------------------    ------------------

Total Shareholders' Equity                                                                      9,550,720            10,015,175
                                                                                       ------------------    ------------------


Total Liabilities and Shareholders' Equity                                             $       15,133,833    $       11,384,521
                                                                                       ==================    ==================



                                                                                                                                 F-3
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                  2000                   1999                  1998
------------------------------------------------------------------------------------------------------------------------------------


Revenue (Notes 1 and 10):

     Services                                                   $       10,426,206    $        8,789,882    $        7,812,571
     Product sales                                                         324,521               435,358               484,637
                                                                ------------------    ------------------    ------------------

                                                                        10,750,727             9,225,240             8,297,208
                                                                ------------------    ------------------    ------------------


Costs and Expenses (Income):
     Costs related to services                                           5,004,180             3,386,606             2,828,094
     Cost of products sold                                                 289,221               357,046               461,641
     Selling, general and administrative expenses                        6,173,008             3,961,954             3,268,739
     Interest expense                                                      145,137                23,087                21,802
     Other income                                                          (53,014)              (22,012)               (8,571)
                                                                ------------------    ------------------    ------------------

                                                                        11,558,532             7,706,681             6,571,705
                                                                ------------------    ------------------    ------------------

Income (Loss) Before Provision for
Income Taxes                                                              (807,805)            1,518,559             1,725,503

Provision (Credit) for Income Taxes
     (Notes 1 and 5)                                                      (278,000)              643,000               739,000
                                                                ------------------    ------------------    ------------------

Net Income (Loss)                                               $         (529,805)   $          875,559    $          986,503
                                                                ==================    ==================    ==================



Basic Earnings (Loss) Per Share (Note 1)                               $  (.08)              $   .14               $    .17
                                                                       =======               =======               ========

Diluted Earnings (Loss) Per Share (Note 1)                             $  (.08)              $   .14               $    .16
                                                                       =======               =======               ========


                                                                                                                                 F-4
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31, 2000, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------


                                                    COMMON STOCK
                                                    ------------
                                               NUMBER                     ADDITIONAL
                                                 OF                        PAID-IN         RETAINED        TREASURY
                                               SHARES        AMOUNT        CAPITAL         EARNINGS         STOCK         TOTAL
                                              ------      -----------   ---------------   ----------     -------------  -----------

Balance - January 1, 1998                   5,904,607     $  59,045     $ 4,523,189      $ 1,993,976     $ (106,032)   $ 6,470,178

Exercise of Stock Options (Note 7)            123,653         1,237         276,969               -              -         278,206

Exercise of Stock Warrants (Note 7)           369,310         3,694       1,288,892               -              -       1,292,586

Net Income for the Year Ended
     December 31, 1998                             -             -               -           986,503             -         986,503
                                           ----------     ---------     -----------      -----------     ----------    -----------

Balance - December 31, 1998                 6,397,570        63,976       6,089,050        2,980,479       (106,032)     9,027,473

Exercise of Stock Options (Note 7)             24,262           242          61,901               -              -          62,143

Exercise of Stock Warrants (Note 7)            25,000           250          49,750               -              -          50,000

Net Income for the Year Ended
     December 31, 1999                             -             -               -           875,559             -         875,559
                                           ----------     ---------     -----------      -----------     ----------    -----------

Balance - December 31, 1999                 6,446,832        64,468       6,200,701        3,856,038       (106,032)    10,015,175

Exercise of Stock Options (Note 7)             11,189           112          26,194               -              -          26,306

Warrants Issued (Notes 3 and 7)                    -             -           39,044                                         39,044

Net Loss for the Year Ended
     December 31, 2000                             -             -               -           (529,805)           -        (529,805)
                                           ----------     ---------     -----------      ------------    ----------    -----------

Balance - December 31, 2000                 6,458,021     $  64,580     $ 6,265,939      $  3,326,233    $ (106,032)   $ 9,550,720
                                           ==========     =========     ===========      ============    ==========    ===========


                                                                                                                                 F-5
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                  2000                1999                   1998
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities:
     Net income (loss)                                                $      (529,805)      $       875,559      $       986,503
     Adjustments to reconcile net income (loss) to
              net cash provided by operating activities:
         Provision (credit) for deferred income taxes                         (69,000)               56,000              (10,000)
         Provision for doubtful receivables                                   225,000                15,000               30,000
         Gain on sale and leaseback of fixed assets                            (5,600)               (5,600)              (5,600)
         Depreciation and amortization                                      1,738,238             1,273,484            1,050,327
         Decrease (increase) in:
              Accounts receivable                                            (705,903)             (100,142)            (625,760)
              Inventory                                                       636,692               537,954              (18,975)
              Prepaid and refundable taxes                                   (441,241)             (160,237)                  -
              Prepaid expenses and other
                  current assets                                               83,452               (42,679)              57,358
              Other assets                                                     31,558              (108,073)                (241)
         Increase (decrease) in:
              Accounts payable                                                601,935               119,926               23,599
              Accrued expenses                                                446,316               100,031                2,540
              Deferred revenue                                                123,357                    -                    -
              Income taxes payable                                                 -                (21,569)              21,569
                                                                      ---------------       ---------------      ---------------

     Net Cash Provided by Operating Activities                              2,134,999             2,539,654            1,511,320
                                                                      ---------------       ---------------      ---------------

Cash Flows from Investing Activities:
     Advances for note receivable                                            (300,000)                   -                    -
     Repayments of note receivable                                             36,308                    -                    -
     Purchase of HCI (Note 3)                                                (982,647)                   -                    -
     Expenditures for fixed assets including
         inventory of medical devices held
         for lease in 2000 and 1999                                        (3,237,795)           (3,190,535)          (1,711,996)
     Proceeds from sale of equipment                                          250,178               250,000              128,719
     Payment for goodwill, account acquisitions
         and licensing agreement                                             (390,117)             (116,205)            (191,500)
                                                                      ---------------       ---------------      ---------------

     Net Cash Used in Investing Activities                                 (4,624,073)           (3,056,740)          (1,774,777)
                                                                      ---------------       ---------------      ---------------

Cash Flows from Financing Activities:
     Proceeds from notes payable                                            2,250,000                    -                    -
     Repayment of notes payable                                               (19,318)                   -              (150,000)
     Payment of financing costs                                               (41,022)                   -                    -
     Principal payments under capital
         lease obligations                                                   (143,379)              (61,165)             (42,232)
     Proceeds upon exercise of stock options                                   26,306                62,143              278,206
     Proceeds upon exercise of non-employee
         stock warrants                                                            -                 50,000            1,292,586
                                                                      ---------------       ---------------      ---------------

     Net Cash Provided by Financing Activities                              2,072,587                50,978            1,378,560
                                                                      ---------------       ---------------      ---------------

                                                                                                                                 F-6
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                2000                 1999                   1998
------------------------------------------------------------------------------------------------------------------------------------



Net (Decrease) Increase In Cash                                   $     (416,487)      $     (466,108)       $     1,115,103

Cash - beginning of year                                                 953,734            1,419,842                304,739
                                                                  --------------       --------------        ---------------

Cash - end of year                                                $      537,247       $      953,734        $     1,419,842
                                                                  ==============       ==============        ===============



Supplemental Disclosure of Cash Flow
        Information -
    Cash paid during the year for:
        Interest                                                  $      135,148       $       23,087        $        21,802
        Income taxes                                                     156,646              765,569                695,809

Supplemental Schedule of Noncash Investing
        and Financing Activities:
    Fixed assets recorded under
        capital lease obligations                                 $      250,178       $      250,000        $       223,030*




During 2000, 1999 and 1998, the Company sold and leased back various monitoring equipment which was placed in service during prior years. A deferred gain of $28,366 was recorded on the 1998 transaction. There was no gain or loss on the 2000 or 1999 transactions. (Note 1)

*Includes $128,719 from the sale/leaseback.

During 2000, the Company entered into an agreement relating to the purchase of certain trade accounts, whereby the Company paid cash of $200,000 and agreed to pay the $125,000 balance over a two-year period maturing in 2002. (Note 2)

In connection with the HCI acquisition in November 2000, warrants were issued with a value of $228,044 ($189,000 recorded as a liability and $39,044 as paid-in-capital). (Note 3)



                                                                             F-7
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Summary of          Scope of  business  - The  Company's  business  is to
       Significant         sell,  rent,  install,  service  and  monitor  remote
       Accounting          communication  systems  with  personal  security  and
       Policies            smoke/fire  detection  capabilities,   linked  to  an
                           emergency  response  monitoring  center.  The Company
                           markets  its  products   primarily  to  institutional
                           customers,   including   long-term  care   providers,
                           retirement  communities,  hospitals,  and  government
                           agencies  across  the United  States  and  individual
                           consumers.  The  Company  also  provides  after-hours
                           telephone   answering   services   through   its  HCI
                           Acquisition  Corp.  subsidiary.  (See Notes 3, 10 and
                           11.)

                           Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries, HCI Acquisition Corp. and Safe Com, Inc.; together the "Company". All material inter-company balances and transactions have been eliminated.

                           Inventory valuation - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Raw materials and work-in-process were approximately $155,000 and $160,000 at December 31, 2000 and 1999,
                           respectively, and the remaining inventory at December 31, 1999 consisted of finished goods. Inventory of medical devices held for lease are finished goods that the Company intends to place in service as fixed assets under its rental program. Finished goods inventory consists of new, upgraded and refurbished units, and units held for upgrading. Costs associated with upgrading and refurbishing finished goods are expensed as incurred.

                           Fixed assets - Depreciation is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

                               Building                         20 years
                               Leased medical devices        5 - 7 years
                               Monitoring equipment              5 years
                               Furniture and equipment       5 - 7 years
                               Automobiles                       3 years

                           Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

                           Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the impairment loss, if any, is based on the fair value of the asset. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition during the three-year period ending December 31, 2000. (See Note 10.)

                           Intangible assets and deferred charges - Amortization is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

                               Goodwill                     15 years
                               Trade accounts              3-5 years
                               Trade name                   10 years
                               Licensing agreement           3 years

                           The covenant not to compete is amortized over the life of the related agreement. Financing costs are amortized over the life of the related debt. It has been Company experience that trade accounts purchased would have a life of at least three years and would show growth even net of attrition. The licensing agreement and trade name relate to recognized names in the Company's industry and thus have remaining useful lives of at least three and ten years, respectively.

                           Intangible assets and deferred charges consist of the following:


                                                                                                 December 31,
                                                                                      -------------------------------
                                                                                            2000            1999
                                                                                      --------------    -------------

                                Goodwill                                                    787,969              -
                                Trade accounts                                              707,822           192,705
                                Trade name                                                   50,000            50,000
                                Covenants                                                    60,000              -
                                Financing costs                                              41,022              -
                                Licensing agreement                                          65,000            65,000
                                                                                      -------------     -------------
                                                                                          1,711,813           307,705
                                Less: Accumulated amoritzation                              209,438            57,100
                                                                                      --------------    -------------

                                                                                      $   1,502,375    $      250,605
                                                                                      ==============    =============


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

                           Deferred gain on sale of equipment - Statement of Financial Accounting Standards No. 28, "Accounting for Sales with Leasebacks," generally requires profit or loss on the sale to be deferred and amortized. In April 1998, October 1999 and in April 2000 the Company financed approximately $128,000, $250,000 and $250,000 of computer monitoring equipment under sale-leaseback arrangements. The April 1998 sale-leaseback arrangement resulted in a gain of approximately $28,000 which is being amortized over the five-year lease term. No gain or loss was recorded on the October 1999 or April 2000 arrangements. (See Note 5.)

                           Revenue recognition - Revenue from the sale of medical alert devices is recognized upon delivery. Revenue from renting, installation and monitoring services is recognized upon performance of such services.

                           Revenue from telephone answering services is recognized as services are provided. Certain of these customers are billed in advance on a semi-annual or annual basis. Unearned revenue is deferred and recognized as the services are provided.

                           Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $93,600, $110,480 and $14,586 for the years ended
                           December 31, 2000, 1999, and 1998, respectively.

                           Income per share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the years ended December 31, 2000, 1999 and 1998 is presented in conformity with this pronouncement. Due to the net loss for the year ended December 31, 2000, the effect of stock options was not considered as it would have been anti-dilutive.

                           The following table is a reconciliation of the numerators and denominators in computing earnings per share:


                                                             Income                  Shares                Per-Share
                         2000                              (Numerator)            (Denominator)             Amounts
                         ----                            -------------            -------------        ------------

         Basic EPS -

             Loss available to
                  common stockholders                    $    (529,805)              6,412,347            $(.08)
                                                                                                          =====

         Effect of dilutive securities -
             Options and warrants                                   -                       -
                                                         -------------           -------------

         Diluted EPS -
             Loss available to common
                  stockholders and
                  assumed conversions                    $    (529,805)              6,412,347            $(.08)
                                                         =============          ==============            =====

                         1999
                         ----

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
                                                         =============          ==============            ====


         1998
         ----
         Basic EPS -
             Income available to
                  common stockholders                    $     986,503               5,938,900            $.17
                                                                                                          ====

         Effect of dilutive securities -
             Options and warrants                                   -                  122,993
                                                         -------------          --------------

         Diluted EPS -
             Income available to common
                  stockholders and
                  assumed conversions                    $     986,503               6,061,893            $. 16
                                                         =============          ==============            =====




                           Concentration of credit risk - Financial instruments, which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits. (See Note 10.)

                           Reclassifications - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

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

                           Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, refundable taxes, notes payable, accounts payable and accrued expenses approximates their carrying amounts due to the short maturity of these instruments. The carrying amount of the put warrant obligation is its fair value.

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

2.     Long-Term Debt      Line of  Credit - bank -  During  2000,  the  Company
                           entered into a revolving  credit line  agreement that
                           permits  maximum  borrowings up to $2,500,000  (based
                           upon 75% of eligible  accounts  receivable and 50% of
                           inventory,   as  defined),   reduced  to   $1,700,000
                           subsequent   to  December   31,  2000  (see   below).
                           Borrowings  under the line bear interest at the lower
                           of the prime rate or LIBOR  plus  2.50% (as  defined)
                           and are  collateralized by the Company's assets.  The
                           credit  line is  available  until  May 31,  2002.  In
                           addition, the new agreement provided for a $2,000,000
                           term loan  facility  with  terms of 60  months.  (The
                           bank's   commitment  for  term  loans  was  cancelled
                           subsequent   to  December  31,  2000  -  see  below.)
                           $1,300,000 was outstanding on the line of credit at December 31, 2000. No amounts were outstanding under the term loan facility at December 31, 2000.

                           Prior to the new agreement, the Company had a similar facility which permitted borrowings up to $2,000,000. No amounts were outstanding on this facility at December 31, 1999.

                           Notes payable - bank:

                           1. During 2000, the Company entered into a term loan agreement, which is collateralized by a note receivable. The note is payable in monthly installments of $8,000, including interest at a rate of 8.45% per annum, through February 2003 at which point a balloon payment of $55,706 becomes due. At December 31, 2000 the outstanding balance on the term loan was $235,881. The balance on the note receivable which collateralizes the term loan was $263,691.

                           2. During 2000, the Company entered into a term loan agreement, which is collateralized by HCI's assets. The note matures in 2005 and is payable in monthly installments of $7,179, including interest at a rate of 8.49% per annum. At December 31, 2000 the outstanding balance on the note was $344,801.

                           Mortgage payable - bank - During 2000, the Company entered into a mortgage agreement, which is collateralized by the related condominium. The note matures in 2010 and bears interest at the bank's effective prime rate. Interest is payable monthly. Principal is payable monthly at a rate of $2,917 per payment. The balance outstanding on the mortgage at December 31, 2000 was $350,000.

                           The above noted lines of credit, notes and mortgage payables are all with the same bank.

                           Note payable - account acquisitions - During 2000, the Company entered into an agreement relating to the purchase of and consulting related to certain trade accounts, whereby the Company paid cash of $200,000 and agreed to pay the $125,000 balance over a two year period maturing in 2002, including interest at a rate of 6%. The balance outstanding on the note at December 31, 2000 was $125,000.

                           Principal payment requirements - The combined total principal payment requirements in each of the five years subsequent to December 31, 2000 are as follows:

                             Years ending December 31,
                                  2001                       $        247,839
                                  2002                              1,535,049
                                  2003                                175,516
                                  2004                                110,962
                                  2005                                111,316
                               Thereafter                             175,000
                                                              ----------------

                                                              $      2,355,682
                                                              ================

                           Covenants - The above agreements provide for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

                           At  December  31,  2000,   the  Company  was  not  in
                           compliance with certain of its loan covenants. Subsequent to December 31, 2000, the loan covenant violations were waived by the bank and the Company and the bank agreed to certain amendments to the covenants on a prospective basis, as well as other significant amendments to the loan agreement. The amendments reduced the maximum line of credit from $2,500,000 to $1,700,000 and terminate the bank's commitment for term loans. The Company is continuing negotiations with the bank for a more favorable credit facility.

3.     Acquisition         On  November   21,   2000,   the   Company   acquired
                           substantially  all of the assets of Harriet  Campbell
                           Inc.  ("HCI").  HCI is in the  business of  providing
                           telephone after-hour answering services,  stand-alone
                           voice  mail  services  and  other   services  to  the
                           healthcare  community in the New York City area.  The
                           purchase  price  consisted of cash of $915,000  (plus
                           cash  expenses  of  $339,925)  and  the  issuance  of
                           238,333  warrants to purchase shares of the Company's
                           common stock, with a put option feature (as described
                           below). There is also an additional amount to be paid
                           based on a  percentage  of the net income of this new
                           division, as defined, over a six year period that can
                           not exceed  $550,000.  The  acquired  assets  consist
                           principally  of a condominium  unit in NYC,  accounts
                           receivable,  other  fixed  assets and  goodwill.  The
                           acquisition has been accounted for as a purchase and,
                           accordingly,  the  results of  operations  of HCI are
                           included in the 2000 consolidated statement of income
                           since  the date of  acquisition.  Goodwill  resulting
                           from  this  transaction  is being  amortized  over 15
                           years.   Management   believes   that  15   years  is
                           appropriate due to the past history of HCI and its expectant future value. (Note 1.)

                           The purchase price was allocated as follows:

                            Accounts receivable                 $       225,000
                            Property and equipment                      450,000
                            Goodwill and covenant-non-compete           847,969
                            Deferred revenue                            (40,000)
                                                                ---------------
                                                                      1,482,969

                            Less: fair value of warrants issued        (228,044)
                            Less: unpaid costs                         (272,278)
                                                                ---------------

                            Cash paid to acquire HCI            $       982,647
                                                                ===============

                           Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 as if HCI had been consolidated as of the beginning of the year, follow. The pro forma results include estimates which management believes are reasonable.

                                                                                           Pro Forma

                                                                                   Years Ended December 31,
                                                                          ---------------------------------
                                                                                 2000                     1999
                                                                          ------------------    -------------

                                Revenue                                    $       12,590,000    $        11,159,000
                                Net income (loss)                                    (475,000)               726,000
                                Net income (loss) per share
                                     Basic                                        $(.07)                  $.11
                                                                                  =====                   ====
                                     Diluted                                      $(.07)                  $.11
                                                                                  =====                   ====


                           The unaudited pro forma results of operations does not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period.

                           In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable until November 20, 2003 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company to redeem the warrants (the Put Option) at $5 or $6, (the Put Price) respectively, less the exercise price per share of $2. In lieu of honoring its obligation to redeem the warrants, the Company may require the selling stockholder to exercise the warrants with the Company only paying to the selling stockholder the difference between the Put Price and the market price of the common stock at the time of such exercise. The

                           Company is released from its obligation under the Put Option if the Company's stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days. The maximum cash outlay the Company may be required to make is $400,000 at November 2003 and $420,000 (Redemption Amounts) at November 2005. If a more than 50% change in control occurs, as defined, then under certain circumstances, the warrant, unless previously exercised, is cancelled and the above noted Redemption Amounts become payable. The Company has recorded the fair value of the Put Option (based on an independent appraisal) as a liability in the accompanying consolidated balance sheet. Subsequent changes in its fair value will be recorded in income.

                           The Company has also agreed to lend up to $175,000 to the selling stockholder through April 15, 2001, if requested, for the sole purpose of paying income taxes relating to his gain on the sale. The loan, if made, is collateralized by the above noted additional contingent purchase price and the Company's obligation under its put warrants (see above).

4.     Related Party       A director of the Company has an  ownership  interest
       Transactions        in an insurance  agency that has written policies for
                           the Company with premiums of $163,584, $148,168 and $147,924 in 2000, 1999 and 1998, respectively.

                           Included in notes and other receivables at December 31, 2000 and 1999 is $152,708 and $110,787,
                           respectively, due from the president and principal shareholder of the Company. (See Notes 6 and 7.) In addition, accrued expenses at December 31, 2000 includes $30,000 owed to him.

5.     Income Taxes        The provision  (credit) for income taxes  consists of
                           the following:


                                                                                   Years Ended December 31,
                                                                         ------------------------------------------
                                                                             2000            1999           1998
                                                                         ------------   ------------    -----------

                                Current:
                                      Federal                            $   (240,000)  $    411,000   $    542,000
                                      State                                    31,000        176,000        207,000
                                                                         ------------   ------------   ------------

                                                                             (209,000)       587,000        749,000
                                                                         ------------   ------------   ------------
                                Deferred:
                                      Federal                                  (9,000)        45,000         (8,000)
                                      State                                   (60,000)        11,000         (2,000)
                                                                         -------------  ------------   -------------

                                                                              (69,000)        56,000        (10,000)
                                                                         ------------   ------------   -------------

                                Total $                                      (278,000)  $    643,000   $    739,000
                                                                        =============   ============   =============

                           The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:


                                                                                   Years Ended December 31,
                                                                         ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------    -----------

                                Statutory federal income tax rate             (34)%           34%            34%
                                State and local taxes                          (2)             8              8
                                Permanent differences and other                 2              -              1
                                                                           ------         ------          -----

                                Effective income tax rate                     (34)%           42%            43%
                                                                           ======         ======          =====



                           The tax effects of significant items comprising the Company's deferred taxes at December 31, 2000 and 1999 are as follows:

                                                                                                 December 31,
                                                                                      ----------------------------
                                                                                            2000            1999
                                                                                      --------------    ----------

                                Deferred tax liabilities:
                                     Difference between book and tax
                                        bases of property                             $    (507,000)    $    (423,000)
                                                                                      -------------     -------------

                                Deferred tax assets:
                                     Reserves not currently deductible                      126,000            95,000
                                     Capitalization of inventory                             65,000            54,000
                                     State income tax net operating
                                        loss carryforwards                                   57,000                -
                                     Other                                                   61,000             7,000
                                                                                      ----------------  -------------

                                     Total                                                  309,000           156,000
                                                                                      -------------     -------------

                                Net deferred tax liabilities                          $    (198,000)    $    (267,000)
                                                                                      =============     =============



6.     Commitments         Capital  leases - At December 31, 2000 and 1999,  the
                           Company is obligated under certain capital lease agreements for monitoring equipment and an automobile that expire on various dates in 2003. The amounts of monitoring equipment and the automobile recorded under capital leases and included in fixed assets at December 31, 2000 and 1999 are as follows:

                                                                                                December 31,
                                                                                      -------------------------------
                                                                                           2000               1999
                                                                                      -------------------------------

                                      Monitoring equipment                            $      709,263    $     459,085
                                      Automobiles                                             14,336           14,336
                                      Less accumulated depreciation                         (219,343)         (85,229)
                                                                                      --------------    -------------

                                                                                      $      504,256    $     388,192
                                                                                      ==============    =============

                           The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000:

                           Years ending December 31,
                                  2001                                                          $      220,189
                                  2002                                                                 220,189
                                  2003                                                                 115,763
                                                                                                --------------

                           Total minimum lease payments                                                556,141

                           Less amounts representing interest                                           67,855
                                                                                                --------------
                           Present value of net minimum lease payments                                 488,286

                           Less current portion                                                        179,565
                                                                                                --------------

                           Obligation under capital leases, less current portion                $      308,721
                                                                                                ==============


                           Operating   leases  -  The  Company   leases   office
                           facilities from its President and principal shareholder under two separate agreements, both of which expire in September 2007. The leases call for minimum annual rentals, subject to a 5% annual increase plus reimbursement for real estate taxes. Rent expense on these leases is recorded on the straight-line method over the term of the leases. At December 31, 2000, the Company has accrued $40,300 to reflect the excess of the rent expense over cash payments required. No such amount was recorded at December 31, 1999 or 1998. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia, Countryside, Illinois and Parker, Colorado. Rent expense was $384,809 in 2000, $271,010 in 1999 and $260,645 in
                           1998,   which  includes   $264,843,   $167,613,   and
                           $147,357, respectively, in connection with the above noted leases with the principal shareholder. Rent expense includes real estate taxes of $46,574 in 2000, $34,387 in 1999, and $22,579 in 1998. The
                           aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:


                                         Years ending December 31,

                                                 2001                             $        285,581
                                                 2002                                      279,583
                                                 2003                                      290,498
                                                 2004                                      246,564
                                                 2005                                      234,250
                                              Thereafter                                   517,118
                                                                                  ----------------
                                                                                  $      1,853,594
                                                                                  ================

                                                                            F-18

                           Approximately   83%  of  the  minimum  annual  rental
                           commitments relate to the above noted leases with the principal shareholder.

                           Employment agreements - The Company and its Chairman (who is also the principal shareholder) are parties to an Employment Agreement  ("Employment  Agreement")
                           dated as of January 1, 2000, which expires on December 31, 2002. Under the terms of the Employment Agreement the Chairman is paid an annual base salary of $260,000 for the first year of employment, $290,000 for the second year of employment and $320,000 for the remainder of the employment term.

                           In addition, the Chairman will receive as additional compensation, for any year that the Company's pre-tax income, as defined in the Employment Agreement, exceeds $2,000,000, an amount equal to 8% of the Company's pre-tax income between $2,000,000 and $3,000,000, 9% of the Company's pre-tax income between $3,000,000 and $4,000,000 and 10% of the
                           Company's pre-tax income in excess of $4,000,000. Such additional compensation may be paid to the Chairman, at his option, in cash, common stock of the Company or a combination of both.

                           The Company has also entered into other employment agreements in the ordinary course of business.

7.     Common              The  Company  has three Stock  Option  Plans,  a 1991
       Stock,              Stock Option Plan ("1991 Plan"),  a 1997 Stock Option
       Warrants and        Plan  ("1997  Plan")  and a 2000  Stock  Option  Plan
       Options             ("2000 Plan").

                           Under the 1991 and 1997 plans, a maximum of 750,000 options may be granted under each plan, as amended, as either Incentive Stock Options or Nonstatutory Stock Options. Stock options granted under the plans vest immediately and have a term not greater than ten years from the date the option is granted or five years for a holder of more than 10% of the Company's common stock. Incentive Stock Options may be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant subject to certain other limitations specified in
                           Section 422 of the Internal Revenue Code. The per share price of Nonstatutory Stock Options granted to Non-Insiders (as defined) shall be determined by the Board of Directors or the Stock Option Committee of the Board. All options under the above plans have been granted at exercise prices equal to the fair market value of the underlying common shares at the date of the grant.

                           Under the 2000 Plan, a maximum of 1,250,000 options may be granted. Options granted under the 2000 Plan may either be Incentive Stock Options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or Nonqualified Stock Options which do not qualify as ISOs ("NQSOs").

                           The 2000 Plan will be administered by a committee of the Board of Directors (the "Committee") consisting of at least two members of the Board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

                           Among other things, the Committee is empowered to determine, within the express limits contained in the 2000 Plan: the employees and consultants to be granted options, the times when options shall be granted, whether an option is to be an ISO or a NQSO, the number of shares of common stock to be subject to each option, the exercise price of each option, the term of each option, the date each option shall become exercisable as well as any terms, conditions or installments relating to the exercisability of each option, whether and under what conditions to accelerate the date of exercise of any option or installment, the form of payment of the exercise price, the amount, if any, required to be withheld with respect to an option and, with the consent of the optionee, whether to modify an option. The Committee is also authorized to prescribe, amend and rescind rules and regulations relating to the 2000 Plan and to make all other determinations necessary or advisable for administering the 2000 Plan and to construe the 2000 Plan.

                           Options granted under the 2000 Plan will be subject to, among other things, the following terms and conditions:

                                (a) The exercise price of each option will be determined by the Committee; provided, however, that the exercise price of an ISO may not be less than the fair market value of the Company's common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company).

                                (b) Options may be granted for terms determined by the Committee; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company).

                                (c) The maximum number of shares of the Company's common stock for which options may be granted to an employee in any calendar year is 300,000. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

                           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                          2000             1999              1998
                                                                    --------------    -------------     -------------

                                Pro forma net income (loss)         $     (772,342)   $     671,781     $     854,573

                                Pro forma basic earnings
                                      (loss) per share              $     (.12)       $      .11        $     .14



                           The weighted average grant date fair value of options granted in 2000, 1999 and 1998 was $242,537, $203,778 and $131,930, respectively.

                           The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:



                                                                       2000             1999               1998
                                                                   -----------       ------------       -------

                                Expected life (years)                   2                2                 2
                                Risk free interest rate                 6.39%            5.13%             5.31%
                                Expected volatility                    45.80%           33.84%            27.66%
                                Expected dividend yield                 -                -                 -





                           Information with respect to options under plans is as follows:


                                                                                                          Weighted
                                                                                       Number              Average
                                                                                         of               Exercise
                                                                                       Shares               Price
                                                                                   --------------        ----------

                                Balance - January 1, 1998                                 603,176        $  2.57
                                     Granted during 1998                                  238,774           2.75
                                     Forfeitures/expirations during 1998                  (48,597)          2.78
                                     Exercised during 1998                               (123,653)          2.25
                                                                                   --------------        -------

                                Balance - December 31, 1998                               669,700           2.68
                                     Granted during 1999                                  290,089           3.15
                                     Forfeitures/expirations during 1999                 (208,829)          2.55
                                     Exercised during 1999                                (24,262)          2.56
                                                                                   --------------        -------

                                Balance - December 31, 1999                               726,698           2.89
                                     Granted during 2000                                  504,750           2.31
                                Forfeitures/expirations during 2000                      (217,743)          2.72
                                     Exercised during 2000                                (11,189)          2.35
                                                                                   --------------        -------

                                Balance - December 31, 2000                             1,002,516        $  2.62
                                                                                   ==============        =======


                           At December  31,  2000 and 1999,  902,516 and 726,698
                           options were exercisable, respectively.

                           The following table summarizes information about the stock options outstanding at December 31, 2000:


                                Options Outstanding                                               Options Exercisable
    ----------------------------------------------------------------------------------  --------------------------------
                                                     Weighted-
                                                      Average            Weighted-                              Weighted
                                                     Remaining            Average                                Average
         Range of                  Number           Contractual          Exercise             Number            Exercise
      Exercise Prices           Outstanding             Life                Price           Exercisable           Price
      ---------------           ------------      ----------------     ---------------   ----------------   -----------

    $2.00 - $3.00                    857,368            3.40              $    2.43             757,368         $    2.49
    $3.01 - $4.50                    145,148            2.92                   3.71             145,148              3.71
                             ---------------        --------              ---------         -----------         ---------

                                   1,002,516            3.33              $    2.62             902,516              2.68
                             ===============        ========              =========         ===========         =========



                           As of December 31, 2000, 199,375, 188,059 and 990,000
                           shares of common stock are available for future grants under the 1991, 1997 and 2000 Plans, respectively.

                           The Company has agreed to grant options to its management and employees in January and July of each year. The number of options to be granted is equal to 5% of the dollar amount of compensation during the two calendar quarters preceding the grant date. Additional options may be granted from time to time upon approval of the stock option committee. To the extent permitted by law, such options will be granted as Incentive Stock Options. Each non-employee director will receive options for 10,000 shares of common stock in July.

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

8.     Employee            Effective  January 1997, the Company began to sponsor
       Savings Plan        a  401(k)  savings  plan  that  is  available  to all
                           eligible employees. Participants may elect to defer from 1% to 15% of their compensation, subject to an annual limitation provided by the Internal Revenue
                           Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion.
                           The Company contributed $28,022 and $17,703 for the years ended December 31, 2000 and 1999, respectively.

9.     Consulting          In  December  1994,   the  Company   entered  into  a
       Agreement           financial  advisory and investment banking agreement.
                           In connection with the agreement, the Company granted
                           150,000  warrants  exercisable  for a period  of four
                           years  commencing  one  year  from  the  date  of the
                           agreement  at an  exercise  price of $2.00  per share
                           (the  fair  market  value at the date of  grant).  On
                           January 1, 1997, the agreement was renewed for a term
                           of  twelve   months  and  the  Company   granted  the
                           consultant an additional 50,000 warrants exercisable for a period of four years at an exercise price of $4.50. In December 1999 the 150,000 warrants granted in 1994 expired. The 50,000 warrants granted in 1997 expired in January 2001.

                           In June 1999, the Company entered into a consulting agreement whereby the consultant is to render advice to the Company with respect to investor relations. In connection with the agreement, the Company granted the consultant 50,000 stock options exercisable for a period of five years, at an exercise price of $2.75 per share (the fair market value at the date of the grant). At December 31, 2000, all of the options were fully vested. The fair value of the options granted was not material.

10.    Major               The Company  provides  services to Medicaid home care
       Customers           programs in over ten  states.  During the years ended
                           December  31,  2000,  1999 and 1998,  the Company had
                           revenue  from a  contract  with the City of New York,
                           Human  Resources  Administration,  Home Care Services
                           Program  ("HCSP")  which  represented,  respectively,
                           35%,  41% and 47% of total  revenue  each  year.  The
                           contract, which was previously effective through June
                           30,  1999,  has been  extended  through  December 31,
                           2000.  In January  1999,  the Company  submitted  its
                           proposal  to HCSP to renew and extend  the  contract.
                           Since June 30,  1999,  the Company has  continued  to
                           provide service while awaiting HCSP's  selection of a
                           provider under the new contract. As of March 31, 2001
                           the City of New York is still  evaluating the subject
                           award.  If the  Company  is  chosen  to  continue  to
                           provide the services  and is awarded a new  contract,
                           there  can be no  assurance  that the  same  level of
                           revenues  will  be  sustained  due  to a  variety  of
                           factors including  pricing,  number of subscribers to
                           be serviced and the amount of time that passes before
                           the renewal contract is acted upon by HCSP. Depending
                           upon how HCSP may award the  contract,  pricing on an
                           individual subscriber basis may be lower than current
                           levels.  If HCSP  does  not  renew  the  contract,  a
                           significant  amount of the Company's revenue would be
                           lost,  which would have a material  adverse effect on
                           operating results, and in addition, there most likely
                           would be a write-down of the Company's leased medical
                           devices (and/or a reduction in their remaining useful
                           lives) and medical devices held for lease. The extent
                           and  significance of the write down will be dependant
                           upon the length of the  transition  period to the new
                           provider  subject  to  management's  ability to place
                           these  devices with other  providers.  As of December
                           31,  2000  and  1999,  accounts  receivable  from the
                           contract  represented 57% and 62%,  respectively,  of
                           accounts  receivable  and leased  medical  devices in
                           service under the contract  represented  31% and 38%,
                           respectively,  of leased medical devices. At December
                           31,  2000 the Company  has  incurred  legal and other
                           fees  of  approximately   $340,000  relating  to  the
                           contract extension. Such costs have been expensed during 2000. Future costs relating to this contract will be expensed as incurred.

11.    Segment             The Company  has two  reportable  segments,  Personal
       Reporting           Emergency  Response  Systems  ("PERS") and  Telephone
                           After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which was acquired November 21, 2000. (Note 3.)

                           The table below provides a reconciliation of segment information to total consolidated information for the year ended 2000.



                                                 PERS                    TAS              Other         Consolidated
                                                -----------       ------------      ------------        ------------

Revenue                                         $10,545,947       $    164,982      $     39,798         $10,750,727
Interest expense                                    138,110              7,027              -                145,137
Depreciation and amortization                     1,723,483              4,378            10,377           1,738,238
Income tax expense (benefit)                       (278,595)              -                  595           (278,000)
Net loss                                           (409,371)           (12,818)         (107,616)          (529,805)
Total assets                                     13,259,302          1,697,932           176,599          15,133,833
Additions to fixed assets and
     and medical devices
     held for lease                               3,134,023               -              103,772           3,237,795




12.     Fourth Quarter     During  the  fourth   quarter  of  2000  the  Company
        Adjustments        completed its detailed  analysis of inventory shipped
                           to and from and held by all third party agencies. The effect of this analysis resulted in a shrinkage loss of approximately $430,000. In addition, a commission accrual of $93,000 was recorded.