Form 10-K/A
period 2000-12-31
AMERICAN MEDICAL ALERT CORP
filed 2001-04-30
CIK 700721

AMENDMENT NO. 1
                                       ON
                                  FORM 10-KSB/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

                          Common Stock, $.01 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X      No
             -------     ---

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 23, 2001, was $9,157,147 computed by reference to the closing price of such stock as reported on NASDAQ on that date.

         Aggregate number of shares of Common Stock outstanding as of April 23, 2001: 6,415,241.

The purpose of this Amendment No. 1 to the Annual Report of American Medical Alert Corp., a New York corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 2000 is to include Part III, Items 9, 10, 11, and 12 and thereby, eliminate the incorporation by reference of Part III to the Company's definitive proxy statement.


Part III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

NAME                                AGE       POSITION WITH THE COMPANY
----                                ---       -------------------------
Howard M. Siegel                    67        Chairman of the Board, President,
                                              Chief Executive Officer and Director
Peter Breitstone                    47        Director
Theodore Simon                      65        Director
Frederic S. Siegel                  31        Vice President - Sales and Marketing and
                                              Director
James F. LaPolla                    51        Director
Jack Rhian                          46        Vice President and Chief Operating Officer

INFORMATION ABOUT DIRECTORS

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 67, has been the Company's Chairman of the Board, President and Chief Executive Officer and a director for more than the past five years. Mr. Siegel also served as the Company's Chief Financial Officer prior to September 1996.

PETER BREITSTONE, 47, has been a director of the Company since March 1994. He has been the President of Breitstone & Co., Ltd., an insurance brokerage and consulting firm located in Cedarhurst, New York, since December 1989. He is also the President of Shinecock Insurance Ltd., a company providing reinsurance. He has served in such capacity since December 1987. Mr. Breitstone has also been a practicing attorney in New York for more than the past five years.

THEODORE SIMON, 65, has served as the Senior Vice President of Engineering of Fire Burglary Instruments, a division of Pittway Corp., since 1990. Prior to 1990, Mr. Simon served as President of that company prior to its acquisition by Pittway.

FREDERIC S. SIEGEL, 31, has been a director of the Company since September 1998 and has served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 51, has been a director of the Company since being appointed in September 2000. Since 1982, Mr. LaPolla has been the President and Chief Executive Officer of Home Health Management Services, Inc.

Information about non-Director Executive Officers

The following is a brief summary of the background of a non-director executive officer of the Company:

JACK RHIAN, 46, joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver health care services. Mr. Rhian holds a Masters degree in Public Administration.

NON-DIRECTOR-SIGNIFICANT OFFICERS

JOHN LESHER, 46, became the Company's Vice President, Engineering in March 1991. Prior thereto and from 1989, Mr. Lesher served as a senior engineer at the Company's former Bristol, Pennsylvania facility. From May 1984 to November 1988, Mr. Lesher served as the Operations and Manufacturing Director of Advanced Graphic Systems, Inc. (a subsidiary of Automation and Printing International Technology, Inc.), a company engaged in the sale and marketing of computerized printing equipment. Mr. Lesher holds a Doctorate degree in Electrical Engineering/Computer Engineering.

JOHN ROGERS, 54, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation from 1969 through May 1984 as Installation & Service Manager.

RICHARD RALLO, 36, joined the Company in February 2001 as Controller. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P.

There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Each of Messrs. Breitstone, LaPolla, H. Siegel, and Simon failed to timely file an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5. Each of Messrs. Rhian and H. Siegel failed to timely file a statement of Changes in Beneficial Ownership on Form 4. Mr. LaPolla failed to timely file an Initial Statement of Beneficial Ownership on Form 3.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer and the three most highly compensated executive officers who were serving at the end of the fiscal year ended December 31, 2000, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000, for services rendered in all capacities to the Company and its subsidiaries during the Company's 1998, 1999 and 2000 fiscal years. No other person earned compensation in excess of $100,000. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                                                                                  Long-Term
      Name and                               Annual Compensation                  Compensation
      Principal                           ----------------------------           --------------
      Position               Year             Salary           Bonus              Options(#)
---------------------------- ----             ------           -----              ----------
Howard M. Siegel             2000           $259,098(1)          0                 181,500
  Chairman of the            1999           $230,000             0                  35,442
  Board, President           1998           $215,000             0                  19,183
  and Chief Executive
  Officer

Jack Rhian                   2000           $109,979             0                 100,000
 Vice President and          1999                 --            --                      --
 Chief Operating Officer     1998                 --            --                      --

John Lesher                  2000           $100,001             0                   8,175
  Vice President-            1999           $100,000              $3,500            15,000
  Engineering                1998           $105,000             0                   7,825

Frederic S. Siegel           2000           $107,736            $108,000(2)         39,659
 Vice President-             1998           $125,000             0                  23,846
 Sales and Marketing         1998            $83,481             0                  32,799
---------------------
(1)  Includes $30,000 accrued by the Company but not yet paid to Mr. H. Siegel.
(2)  Includes commissions plus additional incentives of $93,000 accrued by the
     Company but not yet paid to Mr. F. Siegel. The determination of Mr. F.
     Siegel's entitlement to payment of such amount is under consideration for approval by the Company's Compensation Committee.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 2000 fiscal year to the Named Executive Officers. All such options were granted under the Company's 2000 Stock Option Plan, 1997 Stock Option Plan or 1991 Stock Option Plan, as amended.

                                                 Percent
                                                 of Total
                                                 Options
                                                 Granted to            Exercise
                               Number of         Employees in          Price             Expiration
      Name                      Options          Fiscal Year           Per Share         Date
-----------------              ---------         ------------          ---------         ----------
Howard M. Siegel                   15,750            3.1%               $2.20            01/04/05
                                  160,000           31.7%               $2.75            03/17/05
                                    5,750            1.1%               $2.475           07/03/05

Jack Rhian                        100,000           19.8%               $2.00            03/17/05

John Lesher                         5,675            1.1%               $2.00            01/04/05
                                    2,500            0.5%               $2.25            07/03/05

Frederic S. Siegel                 18,125            3.6%               $2.00            01/04/05
                                    2,654            0.5%               $2.25            07/03/05
                                   18,880            3.7%               $2.25            07/03/05

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 2000 and the number and value at December 31, 2000 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options/SARs           Options/SARs
                                                                        at FY-End (#)          at FY-End ($)
                      Shares Acquired                                   Exercisable/           Exercisable/
    Name              On Exercise (#)        Value Realized ($)         Unexercisable          Unexercisable
    ----              ---------------        ------------------         -------------          -------------
  Howard M. Siegel            --                      --                256,051 / 0                 0 / 0

  Jack Rhian                  --                      --                 0 / 100,000                0 / 0

  John Lesher                 --                      --                 80,764 / 0                 0 / 0

  Frederic S. Siegel          --                      --                102,204 / 0                 0 / 0

COMPENSATION OF DIRECTORS

Pursuant to the Company's 1991, 1997 and 2000 Stock Option Plans, the Board has the authority to grant options to directors in its discretion. The Board may from time to time authorize the grant of stock options to directors in connection with attendance at Board of Director meetings, at such times and in amounts as determined by the Board in its sole discretion. The Board of Directors generally grants 10,000 options to each director per calendar year for participation in meetings of the Board. In addition, each director receives $750 for each meeting of the Board of Directors attended. No person receives any fees in connection with attendance at meetings of committees of the Board of Directors.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement expires in December 2002 and provides for an annual base salary of $260,000 for the year 2000, $290,000 for the year 2001 and $320,000 for the year 2002. As an inducement for Mr. Siegel to enter into the employment agreement, Mr. Siegel received options to purchase up to 160,000 shares of the Company's Common Stock, at an exercise price of $2.75 per share. The term of exercise is five years from the date of grant and all such options are immediately exercisable.

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

In the event of his death during the term of the employment agreement, Mr. Siegel's estate or such other person as he shall designate shall be entitled to receive his base salary for a period of one year from the date of his death. The Company may terminate the employment agreement in the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) days in any 12 month period. In such event, Mr. Siegel shall be entitled to receive his base salary and any additional compensation earned for such fiscal year pro rated to the date of termination. In addition, in the event there is a "change in control" and Mr. Siegel terminates his employment with the Company within 180 days following such "change in control", Mr. Siegel will be entitled to his base salary, the additional compensation described in the preceding paragraph, any benefits or awards earned through his last day of employment and a lump sum payment equal to 1.99 times his average annual total compensation for the past 5 years.

The Company entered into an employment agreement with Mr. Frederic S. Siegel pursuant to which he is employed full-time as the Company's Vice President of Marketing. The agreement expired in September 2000 and provided for an annual base salary of $110,000. In addition, Mr. Siegel received as additional compensation: a commission in the amount of 3% on all incremental sales above 105% of 1997 sales, compounded by an additional 5% annually; a commission in the amount of .0375% on any increased net income above the base year 1997 so long as the Company's pre-tax income increases on a year to year basis; stock options, pursuant to the Company's 1991, 1997 or 2000 Stock Option Plans or other option plans which may be adopted in the future, to purchase a number of shares of Common Stock equal to 5% of the total compensation paid to him during each semi-annual stock option grant period; and options to purchase a number of shares of Common Stock equal to 2.5% of the incremental sales above 105% of 1997 sales, compounded by an additional 5% annually.

In the event of his death during the term of the employment agreement, Mr. Siegel's estate or such other person as he designated would have been entitled to receive his base salary for a period of one year from the date of his death. The Company could have terminated the employment agreement in the event that Mr. Siegel became disabled and was unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) days in any 12 month period. In such event, Mr. Siegel would have been entitled to receive his base salary and any additional compensation earned for such fiscal year pro rated to the date of termination. In addition, in the event there was a "change in control" and Mr. Siegel terminated his employment with the Company within 180 days following such "change in control", Mr. Siegel would have been entitled to his base salary, the additional compensation described in the preceding paragraph, any benefits or awards earned through his last day of employment and a lump sum payment equal to 1.99 times his average annual total compensation for the past 5 years.

The Company has entered into an employment agreement with Mr. Jack Rhian pursuant to which he is employed full-time as the Company's Vice President and Chief Operating Officer. The agreement expires in January 2002 and provides for an annual base salary of $125,000. In addition, Mr. Rhian received options to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The options will vest in installments over a period of three years commencing on January 31, 2001. The term of the options will be 5 years from the date of vesting of each installment. The Company may pay Mr. Rhian additional compensation upon the achievement of certain goals and milestones to be determined and approved by the Compensation Committee.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT
          ---------------------------------------------------   ----------

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of April 23, 2001, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and
(d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

Name and Address                               Amount and Nature of                 Percent of
Beneficial Owner(1)                            Beneficial Ownership                  Class(2)
--------------------                           --------------------                  --------
Howard M. Siegel                                      1,292,693(3)                      19.4%

Peter Breitstone                                         40,000(4)                        *
534 Willow Avenue
Cedarhurst, New York 11516

Theodore Simon                                          181,570(5)                       2.8%
35 Melrose Road
Dix Hills, New York 11746

Frederic S. Siegel                                      202,004(6)                       3.1%

James F. LaPolla                                            0                             *
Home Health Management Services, Inc.
853 Broadway
New York, NY 10003

Jack Rhian                                               73,529(7)                       1.1%

John Lesher                                              82,567(8)                       1.3%

All directors and executive
officers as a group
(7 persons)                                           1,853,063(9)                      26.7%

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

(3) Includes 19,300 shares held by Mr. H. Siegel as custodian for his son. Mr. H. Siegel disclaims beneficial ownership of such shares. Also includes 252,926 shares subject to currently exercisable stock options.

(4)      Includes 40,000 shares subject to currently exercisable stock options.

(5) Includes 50,801 shares held by Mr. Simon as custodian for three of his children. Mr. Simon disclaims beneficial ownership of such shares. Also includes 30,000 shares subject to currently exercisable stock options.

(6) Includes 19,300 shares held by Mr. Howard M. Siegel as custodian for Frederic S. Siegel and 105,704 shares subject to currently exercisable stock options.

(7)      Includes 25,529 shares subject to currently exercisable stock options.

(8)      Includes 82,567 shares subject to currently exercisable stock options.

(9)      Includes options indicated in notes (3), (4), (5), (6), (7) and (8).

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

The Company's executive offices and primary Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board, Chief Executive Officer and President of the Company. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Mr. H. Siegel. The lease calls for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease.

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

The Company entered into an employment agreement with Mr. Frederic S. Siegel pursuant to which he is employed full-time as the Company's Vice President of Marketing. In 2000, the Company paid Mr. F. Siegel a salary of $107,736 and commissions plus additional incentives of $108,000 of which $93,000 has been accrued but not yet paid to Mr. F. Siegel. The determination of Mr. F. Siegel's entitlement to payment of such amount is under consideration for approval by the Company's Compensation Committee. Mr. F. Siegel is the son of Mr. H. Siegel. See "Item 10 - Employment Agreements".

The Company employs Joy Siegel as Vice President of Provider Relations. In 2000, the Company paid Ms. Siegel a salary of $80,000. Ms. Siegel is the daughter of Mr. H. Siegel.

Mr. H. Siegel owed the Company $152,708 at December 31, 2000 for certain advances made to him. Since that time Mr. H. Siegel has repaid $30,000 to the Company and is finalizing with the Board a repayment schedule with respect to the balance.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                                 AMERICAN MEDICAL ALERT CORP.


                                                 By: /s/ Howard M. Siegel
                                                    ----------------------------
                                                    Name:  Howard M. Siegel
                                                    Title: Chairman of the Board
                                                            and President