Form 10QSB
period 2001-03-31
AMERICAN MEDICAL ALERT CORP
filed 2001-05-15
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,415,241 shares of $.01 par value common stock as of May 14, 2001.

                           AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARY

                                            INDEX                                       PAGE

Part  I  Financial Information

                  Report of Independent Accountants                                           1

                  Condensed Consolidated Balance Sheets for March 31, 2001
                  and December 31, 2000                                                       2

                  Condensed Consolidated Statements of Income for the

                  Three Months Ended March 31, 2001 and 2000                                  3

                  Condensed Consolidated Statements of Cash Flows for

                  the Three Months Ended March 31, 2001 and 2000                              4

                  Notes to Condensed Consolidated Financial Statements                        6

                  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                               8

Part II  Other Information                                                                   11

Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP

May 10,  2001

                                                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        ---------------------
                                          AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              ASSETS

                                                                                      March 31, 2001
                                                                                       (Unaudited)            Dec. 31, 2000*
                                                                                   ---------------------    --------------------
    CURRENT ASSETS
         Cash                                                                          $     562,219           $      537,247
         Accounts and notes receivable
         (net of allowance for doubtful accounts of $320,000 and $300,000)                 2,935,534                2,850,756
         Notes and other receivables                                                         201,609                  219,971
         Inventory                                                                           159,314                  154,880
         Prepaid and refundable taxes                                                        575,251                  601,478
         Prepaid expenses and other current assets                                            70,929                   98,859
         Deferred income tax benefit                                                         309,000                  309,000
                                                                                   ---------------------    --------------------
         Total Current Assets                                                              4,813,856                4,772,191
                                                                                   ---------------------    --------------------
    INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST                                  1,517,747                1,886,016
    FIXED ASSETS                                                                   ---------------------    --------------------
         (Net of accumulated depreciation and amortization)                                6,675,963                6,707,226
                                                                                   ---------------------    --------------------
    OTHER ASSETS
           Long-term portion of notes receivable                                             175,903                  196,428
           Intangible assets and deferred charges
                (net of accumulated amortization of $267,777 and $209,438)                 1,458,382                1,502,375
           Other assets                                                                       71,825                   69,597
                                                                                   ---------------------    --------------------
                                                                                           1,706,110                1,768,400
                                                                                   ---------------------    --------------------
    TOTAL ASSETS                                                                         $14,713,676              $15,133,833
                                                                                   =====================    ====================
    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current portion of long term debt                                               $   228,781             $    247,839
         Accounts payable                                                                  1,011,621                1,077,168
         Accrued expenses                                                                    615,384                  791,053
         Current portion of capital lease obligations                                        183,880                  179,565
         Deferred revenue                                                                     98,048                  163,357
                                                                                   ---------------------    --------------------
         Total Current Liabilities                                                         2,137,714                2,458,983

    DEFERRED INCOME TAX LIABILITY                                                            507,000                  507,000
    LONG-TERM PORTION OF NOTES PAYABLES                                                    2,027,101                2,107,843
    LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                           357,812                  308,721
    PUT WARRANT OBLIGATION                                                                   209,000                  189,000
    DEFERRED GAIN ON SALE OF EQUIPMENT                                                        10,166                   11,566
                                                                                   ---------------------    --------------------
         TOTAL LIABILITIES                                                                 5,248,793                5,419,756
                                                                                   ---------------------    --------------------

    COMMITMENTS AND CONTINGENT LIABILITIES                                                     -                      -
    SHAREHOLDERS' EQUITY
         Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
         Common stock, $.01 par value - authorized, 10,000,000 shares; issued
         6,459,151 and 6,458,021 shares in 2001 and 2000, respectively.                       64,580                   64,580
         Additional paid-in capital                                                        6,265,939                6,265,939
         Retained earnings                                                                 3,240,396                3,326,233
                                                                                   ---------------------    --------------------
                                                                                           9,570,915                9,656,752
         Less 43,910 shares of treasury stock, at cost                                      (106,032)                (106,032)
                                                                                   ---------------------    --------------------
         Total Shareholders' Equity                                                        9,464,883                9,550,720
                                                                                   ---------------------    --------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $14,713,676              $15,133,833
                                                                                   =====================    ====================

See accompanying notes to condensed financial statements.

* Derived from audited financial statements, with a reclassification to conform to March 31, 2001 presentation


                                          AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        2001                     2000
                                                                                ---------------------     -------------------
Revenues:
     Services                                                                   $         3,208,413       $         2,389,174
     Product sales                                                                          103,097                    81,430
                                                                                ---------------------     -------------------
                                                                                          3,311,510                 2,470,604
Costs and Expenses (Income):
     Costs related to services                                                            1,694,584                   995,394
     Costs of products sold                                                                  70,174                    53,378
     Selling, general and administrative expenses                                         1,647,221                 1,135,571
     Interest expense                                                                        66,035                    14,307
     Other income                                                                           (32,667)                   (8,912)
                                                                                ---------------------     -------------------

Income (loss) before provision for income taxes                                            (133,837)                  280,866

     Provision (credit) for income taxes                                                    (48,000)                  118,000
                                                                                ---------------------     -------------------

NET INCOME (LOSS)                                                               $           (85,837)      $           162,866
                                                                                =====================     ===================

Net income (loss) per share:

     Basic                                                                      $              (.01)      $               .03
                                                                                ---------------------     -------------------
     Diluted                                                                    $              (.01)      $               .03
                                                                                ---------------------     -------------------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                                6,415,241                 6,407,057
                                                                                =====================     ===================

     Diluted                                                                              6,415,241                 6,416,524
                                                                                =====================     ===================

See accompanying notes to condensed financial statements.





                                          AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                         2001                      2000
                                                                                 ---------------------     ---------------------
Cash Flows From Operating Activities:

     Net income (loss)                                                           $           (85,837)      $           162,866

     Adjustments  to  reconcile  net  income  (loss)  to net cash  provided  by operating activities
     Depreciation and amortization                                                           490,194                   414,712
     Valuation of put warrants                                                                20,000                         -
     Loss on unrecovered leased medical equipment                                             28,404                    17,795
     Decrease (increase) in:
       Accounts receivables                                                                  (84,778)                 (417,583)
       Inventory                                                                              (4,434)                  (73,629)
        Prepaid and refundable taxes                                                          26,227                         -
       Prepaid expenses and other assets                                                      25,701                   (31,663)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                                (242,616)                  325,382
        Deferred revenue                                                                     (65,309)                        -
                                                                                 ---------------------     ---------------------

Net Cash Provided by Operating Activities                                                    107,552                   397,880
                                                                                 ---------------------     ---------------------

Cash Flows From Investing Activities:
     Expenditures for fixed assets net of utilization of medical devices
      held for lease                                                                          39,663                (1,110,938)
     Increase in notes receivable                                                                  -                  (295,621)
     Repayment of notes receivable                                                            38,888                         -
     Payment for account acquisitions and goodwill                                           (16,396)                 (292,000)
                                                                                 ---------------------     ---------------------

Net Cash Provided by (Used In) by Investing Activities                                        62,155                (1,698,559)
                                                                                 ---------------------     ---------------------

Cash Flows From Financing Activities:
     Increase in notes payable - bank                                                              -                   600,000
     Principal payments under capital lease obligation                                       (44,934)                        -
     Proceeds from (repayments of) loans payable                                              17,898                   (48,579)
     Repayment of notes payable                                                             (117,699)
     Net proceeds upon exercise of stock options                                                   -                    26,306
                                                                                 ---------------------     ---------------------

Net Cash (Used in) Provided by Financing Activities                                         (144,735)                  577,727
                                                                                 ---------------------     ---------------------

See accompanying notes to condensed financial statements.



                                          AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                           (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                     2001                     2000
                                                                              --------------------     --------------------

         Net Increase (decrease) in Cash                                      $           24,972       $         (722,952)

         Cash, Beginning of Period                                                       537,247                  953,734
                                                                              --------------------     --------------------

         Cash, End of Period                                                  $          562,219       $          230,782
                                                                              ====================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                                      $          62,014        $          14,308
                                                                              ====================     ==================

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                  $          -             $          59,105
                                                                              ====================     ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

During 2001 the Company incurred capital lease obligations of $98,340 when it entered into a lease agreement for new equipment.

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   General:

         These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the three months ended March 31, 2001 and 2000 is presented in conformity with this pronouncement. Due to the net loss for the three months ended March 31, 2001, the effect of stock options was not considered as it would have been anti-dilutive.

         The following table is a reconciliation of the numerators and denominators in computing earnings per share:

                                                             Income                  Shares                Per-Share
                    March 31, 2001                         (Numerator)            (Denominator)             Amounts
                    --------------                       -------------            -------------        ------------
         Basic EPS -
             Loss available to
                  common stockholders                    $     (85,837)              6,415,241            $(.01)
                                                                                                          ======
         Effect of dilutive securities -
             Options and warrants                                   -                       -
                                                         -------------           ------------


         Diluted EPS -
             Loss available to common
                  stockholders and
                  assumed conversions                    $     (85,837)              6,415,241            $(.01)
                                                         ==============         ==============            ======

                    March 31, 2000

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
                                                         =============          ==============            ====

4.       Major Customers:

         The Company provides services to Medicaid home care programs in over ten states. During the three months ended March 31, 2001 and 2000 the Company had revenue from the City of New York, Human Resources Administration, Home Care Services Program ("HCSP") which represented, respectively, 28% and 36% of total revenue for each period. The contract, which was previously effective through June 30, 1999, was extended through December 31, 2000. The City of New York has advised the Company that an extension of the contract, under the same terms and conditions, is being processed which if executed by the City of New York will extend the contract through June 30, 2001. In June 1999, the Company submitted its proposal to HCSP to renew and extend the contract. Since June 30, 1999, the Company has continued to provide service while awaiting HCSP's selection of a provider under the new contract. As of May 14, 2001 the City of New York is still evaluating the subject award. If the Company is chosen to continue to provide the services and is awarded a new contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced and the amount of time that passes before the renewal contract is acted upon by HCSP. Depending upon how HCSP may award the contract, pricing on an individual subscriber basis may be lower than current levels. If HCSP does not renew the contract, a significant amount of the Company's revenue would be lost, which would have a material adverse effect on operating results, and in addition, there most likely would be a write-down of the Company's leased medical devices (and/or a reduction in their remaining useful lives) and medical devices held for lease. The extent and significance of the write down will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers. As of March 31, 2001 and December 31, 2000 accounts receivable from the contract represented 54% and 57%, respectively, of accounts receivable and leased medical devices in service under the contract represented 29% and 31%, respectively, of leased medical devices.

5.      Segment  Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2001:

                                                   PERS               TAS             Other           Consolidated
                                              ------------      ------------       ------------       ------------
Revenue                                       $  2,792,344      $    500,537       $     18,629       $  3,311,510
Income (loss) before provision for
income taxes                                    (139,898)             25,585           (19,524)            (133,837)
Total assets                                    12,769,457         1,754,020            190,199           14,713,676

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF  OPERATIONS.
        ---------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has an amended $1,700,000 Revolving Credit Facility (the "Facility") with a bank expiring May 31, 2002 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the lower of the prime rate or the LIBOR Rate plus 2.50% and are collateralized by the Company's assets. There was $1,300,000 outstanding under the Facility as of March 31, 2001 and May 14, 2001, respectively. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At December 31, 2000 there was $1,300,000 outstanding under the Facility.

The Company's working capital on March 31, 2001 was $2,676,142 as compared to $2,313,142 on December 31, 2000. During 2001, the Company anticipates that it will make capital investments of approximately $1,500,000 of which approximately $60,000 was expended during the first quarter.

The Company derives a significant portion of its revenue from one contract with the City of New York's Human Resources Administration, Home Care Services Program ("HCSP"). During the three months ended March 31, 2001 and 2000, the Company had revenue from this contract, which represented 28% and 36%, respectively, of total revenues for each period. As of March 31, 2001 and December 31, 2000, accounts receivable from the contract represented 54% and 57%, respectively, of accounts receivable. Leased medical devices in service relating to this contract represented 29% and 31%, respectively, of total leased medical devices at March 31, 2001 and December 31, 2000. Inventory relating to this contract represented approximately 15% of total inventory on hand at March 31, 2001 and December 31, 2000. The contract with HCSP originally expired on June 30, 1999. In January 1999, the Company and several other companies submitted proposals to the City of New York to be awarded a new contract through June 30, 2003.

On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. While the protest was ultimately denied, as of May 14, 2001, the contract had not been awarded. In the meantime, the Company continues to service it customers under the terms of the expired contract through various retroactive extensions granted by the City of New York, the last of which was through December 31, 2000. The City of New York has advised the Company that an extension of the contract, under the same terms and conditions, is being processed which if executed by the City of New York will extend the contract through June 30, 2001.

If the City of New York HCSP awards the contract to another vendor, a significant amount of the Company's revenues would be lost, having a material adverse effect on operating results. With the potential loss of approximately 28% of the Company's revenues, cash flow from operations would be adversely affected. In addition, it is possible that significant adjustments to inventory and fixed assets associated with the contract would occur. It could be expected that revenues from HCSP would continue on a diminishing scale until all units are removed and management is prepared to eliminate significant personnel costs and fixed overhead associated with servicing the contract. The Company cannot assess the full financial impact at this time, as no determination can be made on how the transition to another vendor would be accomplished, and in what time frame the transition will be made.

In light of the possibility that the Company's contract with HCSP may not be renewed, the Company's management has developed and implemented a business plan to minimize the potential loss through reduction in HCSP related overhead and the re-deployment of assets to other programs. In addition, the Company focuses on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services and initiatives.

RESULTS OF OPERATIONS
---------------------

Revenue from services, MRR, increased by $819,239 for the three months ended March 31, 2001 as compared to the same period in 2000, an increase of 34%. For the three months ended March 31, 2001 the Company recorded revenues of approximately $500,000 from its wholly owned subsidiary, HCI Acquisition Corp. ("HCI"), which acquired the assets of Harriet Campbell Inc. in November 2000. The Company has experienced continued success in growing its customer base outside the contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces.

Costs related to services increased by $699,190 for the three months ended March 31, 2001 as compared to the same period in 2000, an increase of 70%. Costs related to services, as a percentage of service revenues, for the three months ended March 31, 2001 and 2000 were 53% and 42%, respectively. For the three months ended March 31, 2001 the Company recorded costs related to services of approximately $223,000 from HCI. The costs related to services increased due to employing additional response center personnel, additional depreciation and amortization expenses, and certain fixed and variable production costs being expensed as a result of the limited production during the three months ended March 31, 2001. Such limited production resulted from the Company's utilization of its leased medical devices held as inventory for lease as of December 31, 2000.

Selling, general and administrative expenses increased by $511,650 for the three months ended March 31, 2001 as compared to the same period in 2000, an increase of 45%. Selling, general, and administrative expenses, as a percentage of total revenue, for the three months ended March 31, 2001 and 2000 were 50% and 46%, respectively. For the three months ended March 31, 2001 the Company recorded selling, general and administrative expenses of approximately $242,000 from HCI. Additional expenses were the result of increased legal and accounting fees in the amount of approximately $150,000 incurred in 2001, as well as the continued employment of additional executive and management personnel.

Interest expense increased by $51,728 for the three months ended March 31, 2001 as compared to the same period in 2000. Interest expense increased due to additional borrowings throughout 2000 needed to fund increased production of units and equipment needs for new subscribers, fund management systems, and the acquisition by HCI of the assets of Harriet Campbell Inc. Such additional borrowings were not outstanding for the three months ended March 31, 2000 but were outstanding as of March 31, 2001.

The Company's loss before provision for income taxes for the three months ended March 31, 2001 was $133,837 as compared to a profit of $280,866 for the same period in 2000. The decrease in profit of $414,703 resulted from an increase in the Company's costs related to services and selling, general and administrative costs, offset by an increase in service revenues.

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

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K.
        --------------------------------

(a)  Exhibits:


         None.


(b)  Reports on Form 8-K:


         No reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN MEDICAL ALERT CORP.

Dated:  May 15, 2001                      By: /s/ Howard M. Siegel
                                             -----------------------------------
                                             Name:  Howard M. Siegel
                                             Title: Chairman of the Board
                                                    and President

                                          By: /s/ Richard Rallo
                                             -----------------------------------
                                             Name:  Richard Rallo
                                             Title: Controller