Form 10QSB
period 2001-06-30
AMERICAN MEDICAL ALERT CORP
filed 2001-08-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,491,778 shares of $.01 par value common stock as of August 10, 2001.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


                                      INDEX

                                                                                                        PAGE
Part  I.       Financial Information.
               Report of Independent Accountants                                                         1

               Condensed Consolidated Balance Sheets for June 30, 2001
               and December 31, 2000                                                                     2

               Condensed Consolidated Statements of Income for the                                       4
               Six Months Ended June 30, 2001 and 2000

               Condensed Consolidated Statements of Income for the                                       5
               Three Months Ended June 30, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows for the                                   6
               Six Months Ended June 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements                                      8

               Management's Discussion and Analysis of

               Financial Condition and Results of Operations.                                            11


Part II.       Other Information                                                                         14

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of June 30, 2001 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Margolin, Winer & Evens LLP

Margolin Winer & Evens LLP

August  10, 2001

                                    PART I   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.
                  ---------------------

                                      AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                                                        June 30,2001
                                                                                         (Unaudited)       Dec 31,2000*
                                                                                         -----------       ------------
CURRENT ASSETS
     Cash                                                                                  $ 659,351     $      537,247
     Accounts and notes receivable
       (net of allowance for doubtful accounts of $337,500 and $300,000)                   3,088,941          2,850,756
     Notes and other receivables                                                             201,550            219,971
     Inventory                                                                               148,329            154,880
     Prepaid and refundable taxes                                                            527,028            601,478
     Prepaid expenses and other current assets                                               190,920             98,859
     Deferred income tax benefit                                                             309,000            309,000
                                                                                           ---------       ------------

     Total Current Assets                                                                  5,125,119          4,772,191
                                                                                           ---------       ------------

INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST                                        970,385          1,886,016
                                                                                           ---------          ---------
FIXED ASSETS

     (Net of accumulated depreciation and amortization)                                    6,825,745          6,707,226
                                                                                           ---------          ---------

OTHER ASSETS

       Long-term portion of notes receivable                                                 153,816            196,428
       Intangible assets and deferred charges
            (net of accumulated amortization of $330,751 and $209,438)                     1,428,598          1,502,375
       Other assets                                                                           71,454             69,597
                                                                                           ---------       ------------
                                                                                           1,653,868          1,768,400
                                                                                           ---------          ---------

TOTAL ASSETS                                                                            $ 14,575,117        $ 15,133,833
                                                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long term debt                                                   $ 1,432,643       $    247,839
     Accounts payable                                                                        770,819          1,077,168
     Accrued expenses                                                                        719,897            791,053
     Current portion of capital lease obligations                                            204,976            179,565
     Deferred revenue                                                                        147,944            163,357
                                                                                           ---------       ------------

     Total Current Liabilities                                                             3,276,279          2,458,983

DEFERRED INCOME TAX LIABILITY                                                                507,000            507,000
LONG-TERM PORTION OF NOTES PAYABLES                                                          679,737          2,107,843
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                               290,057            308,721
PUT WARRANT OBLIGATION                                                                       229,000            189,000
DEFERRED GAIN ON SALE OF EQUIPMENT                                                             8,766             11,566
                                                                                           ---------       ------------

     TOTAL LIABILITIES                                                                     4,990,839          5,583,113

COMMITMENTS AND CONTINGENT LIABILITIES                                                            -                   -

SHAREHOLDERS' EQUITY
             Preferred stock, $ .01 par value - authorized, 1,000,000 shares; none issued and outstanding
             Common stock, $.01 par value - authorized, 20,000,000 shares;
                issued 6,470,100 and 6,459,151 shares in 2001 and 2000,
                respectively                                                               $  64,701            $ 64,580


             Additional paid-in capital                                                    6,287,371           6,265,939
             Retained earnings                                                             3,338,238           3,326,233
                                                                                           ---------        ------------
                                                                                           9,690,310           9,656,752
             Less 43,910 shares of treasury stock, at cost                                 ( 106,032)           (106,032)
                                                                                           ---------        ------------
             Total Shareholders' Equity                                                    9,584,278           9,550,720
                                                                                           ---------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 14,575,117        $ 15,133,833
                                                                                        ============        ============

See accompanying notes to condensed financial statements.

          * Derived from audited financial statements, with a reclassification to conform to June 30, 2001 presentation



                                      AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                         ---------------------------
                                                                                         2001                  2000
                                                                                         ----                  ----

Revenues:
         Services                                                                    $6,543,796             $4,917,073
         Product sales                                                                  201,152                188,164
                                                                                      ---------              ---------
                                                                                      6,744,948              5,105,237
                                                                                      ---------              ---------

Cost and Expenses (Income):
         Costs related to services                                                    3,256,967              2,110,920
         Costs of products sold                                                         124,637                145,834
         Selling, general and administrative expenses                                 3,278,064              2,439,241
         Interest expense                                                               121,571                 38,075
         Other income                                                                   (58,329)               (16,487)
                                                                                      ---------              ---------
                                                                                      6,722,910              4,717,583
                                                                                      ---------              ---------

Income before Provision for Income Taxes                                                 22,038                387,654

            Provision (credit) for Income Taxes                                          10,033                162,000
                                                                                      ---------              ---------

NET INCOME                                                                             $ 12,005              $ 225,654
                                                                                       ========              =========

Net Income per Share:
         Basic                                                                          $   -0-                $   .04
                                                                                        -------                -------
         Diluted                                                                        $   -0-                $   .04
                                                                                        -------                -------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                                        6,416,361              6,410,584
                                                                                      =========              =========
         Diluted                                                                      6,491,374              6,415,317
                                                                                      =========              =========

See accompanying notes to condensed financial statements



                                      AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                                         Three Months Ended June 30,
                                                                                         ---------------------------
                                                                                          2001                  2000
                                                                                          ----                  ----
Revenues:
         Services                                                                    $ 3,335,383          $ 2,527,899
         Product sales                                                                    98,055              106,734
                                                                                       ---------            ---------
                                                                                       3,433,438            2,634,633
                                                                                       ---------            ---------

Cost and Expenses (Income):
         Costs related to services                                                     1,582,383            1,115,526
         Costs of products sold                                                           34,462               92,456
         Selling, general and administrative expenses                                  1,630,843            1,303,670
         Interest expense                                                                 55,536               23,768
         Other income                                                                   (25,661)              (7,575)
                                                                                       ---------            ---------
                                                                                       3,277,563            2,527,845
                                                                                       ---------            ---------

Income before Provision for Income Taxes                                                 155,875              106,788

             Provision for Income Taxes                                                   58,033               44,000
                                                                                       ---------            ---------


NET INCOME                                                                              $ 97,842             $ 62,788
                                                                                        ========             ========

Net Income per Share

         Basic                                                                           $   .02              $   .01
                                                                                         -------              -------
         Diluted                                                                         $   .01              $   .01
                                                                                         -------              -------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                                         6,417,481            6,414,111
                                                                                       ---------            ---------
         Diluted                                                                       6,567,507            6,414,111
                                                                                       ---------            ---------

See accompanying notes to condensed financial statements.




                                      AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                           -------------------------
                                                                                            2001               2000
                                                                                            ----               ----
Cash Flows from Operating Activities:
         Net income                                                                      $ 12,005          $ 225,654
         Adjustments to reconcile net income to
            net cash provided by operating activities
         Depreciation and amortization                                                    990,886            831,554
           Valuation of Put Warrants                                                       40,000                  -
           Loss on unrecovered leased medical equipment                                    56,831             56,150
           Decrease (Increase) in:
             Accounts receivable                                                         (238,185)          (462,981)
             Inventory                                                                      6,551            203,092
             Prepaid and refundable taxes                                                  74,450                  -
             Prepaid expenses and other assets                                            (93,918)          (249,470)

           Increase (Decrease) in:
             Accounts payable and accrued expenses                                       (380,306)           510,193
              Deferred Revenue                                                            (15,412)                 -

Net Cash Provided by Operating Activities                                                 452,902          1,114,192
                                                                                        ---------          ---------

Cash Flows from Investing Activities:
         Expenditures for fixed assets net of utilization of medical devices
         held for lease                                                                   (30,954)        (2,429,381)
         Proceeds from sale and leaseback of equipment                                          -            250,179
         Increase in notes receivable                                                           -           (285,737)
         Repayment of notes receivable                                                     61,033                  -
         Payment for account acquisitions and goodwill                                    (47,535)          (353,011)
                                                                                        ---------          ---------

Net Cash Used In Investing Activities                                                     (17,456)        (2,817,950)
                                                                                        ---------          ---------

Cash Flows from Financing Activities:
          Increase in notes payable - bank                                                      -          1,100,000
          Principal payments under capital lease obligation                               (91,592)                 -
          Proceeds from (repayment of) loans payable                                       17,898            (67,814)
          Repayment of notes payable                                                     (261,201)                 -
          Net proceeds upon exercise of stock options                                      21,553             26,306
                                                                                        ---------          ---------

Net Cash (Used In) Provided by Financing Activities                                      (313,342)         1,058,492
                                                                                        ---------          ---------

Net Increase (Decrease) in Cash                                                           122,104           (645,266)
Cash, Beginning of Period                                                                 537,247            953,734
                                                                                        ---------          ---------
Cash, End of Period                                                                     $ 659,351          $ 308,468
                                                                                        =========          =========

See accompanying notes to condensed financial statements



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                                      $ 119,512          $  38,075
          Income Taxes                                                                  $     773          $ 231,606

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

  During 2001 the Company incurred capital lease obligations of $98,340 when it entered into a lease agreement for new equipment.

See accompanying notes to condensed financial statements




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

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the six and three months ended June 30, 2001 and 2000.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

         The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.       New Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No.
142, "Goodwill and Other Intangible Assets" which states that Goodwill is no longer to be amortized, but instead is to be tested for impairment at least annually. The impairment process will consist of comparing the fair value of the intangible asset to its carrying value. The Company shall adopt SFAS No. 142 effective January 1, 2002. The impact of SFAS No. 142 on the Company's financial statements, if any, has not yet been determined.

4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No.
128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted
SFAS No. 128 in December 1997. Earnings per share data for the six and three months ended June 30, 2001 and 2000 is presented in conformity with this pronouncement.

         The following table is a reconciliation of the numerators and denominators in computing earnings per share:





Six Months Ended June 30, 2001
------------------------------                               Income                Shares               Per-Share
                                                          (Numerator)           (Denominator)            Amounts
                                                          -----------           -------------            -------
Basic EPS -
Income available to common   stockholders             $          12,005                 6,416,361         $ -0-
Effect of dilutive securities -                                                                           ======
  Options and warrants                                              -0-                    75,013
Diluted EPS -                                         ----------------                  ---------
Income available to common
  stockholders and assumed conversions                $          12,005                 6,491,374          $-0-
                                                      =================                 =========          ====

Three Months Ended June 30, 2001
--------------------------------
Basic EPS -  Income available to
  common stockholders                                             $ 97,842              6,417,481          $.02
Effect of dilutive securities -                                                                            ====
  Options and warrants                                                -0-                 150,026
Diluted EPS - Income available to                                 --------              ---------
  common stockholders and assumed
  conversions                                                     $ 97,842              6,567,507          $.01
                                                                  ========              =========          ====

Six months Ended June 30, 2000
------------------------------
Basic EPS -Income available to common
  stockholders                                                    $225,654              6,410,584          $.04
Effect of dilutive securities -                                                                            ====
  Options and warrants                                                 -0-                  4,733
Diluted EPS -Income available to                                  --------              ---------
  common  stockholders and
  assumed conversions                                             $225,654              6,415,317          $.04
                                                                  ========              =========          ====
Three Months Ended June 30, 2000
--------------------------------
Basic EPS - Income available to
  common stockholders                                              $62,788              6,414,111          $.01
Effect of dilutive securities -                                                                            ====
  Options and warrants                                                 -0-                   -0-
Diluted EPS -Income available to                                   -------              --------
  common stockholders and assumed
  conversions                                                      $62,788              6,414,111          $.01
                                                                   =======              =========          ====



5.       Major Customers:

         The Company provides services to Medicaid home care programs in over ten states. During the three months and six months ended June 30, 2001 and 2000 the Company had revenue from the City of New York, Human Resources
Administration, Home Care Services Program ("HCSP") which represented, respectively, 27% of total revenue in the 2001 periods and 36% of the total revenue in the 2000 periods. The contract, which was previously effective through June 30, 1999, was extended through December 31, 2000. In June 1999, the
Company submitted its proposal to HCSP to renew and extend the contract. Since
June 30, 1999, the Company has continued to provide service while awaiting
HCSP's selection of a provider under the new contract. As of August 10, 2001 the City of New York is still evaluating the subject award. In the meantime, the Company continues to service its customers under the terms of the expired contract through various retroactive extensions granted by the City of New York.
The City of New York has advised the Company that an extension of the contract, under the same terms and conditions, is being processed which if executed by the City of New York will extend the contract through June 30, 2002.

There can be no assurance that the Company will be able to sustain the same level of revenues from the provision of services to HCSP, due to a variety of factors, including the terms and conditions of any renewal or extension contracts with HCSP, pricing and the number of subscribers to be serviced under such contracts. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results, and in such event , there could be a write-down of a number of the Company's leased medical devices (and/or a reduction in their remaining useful lives) and medical devices held for lease. The extent and significance of the write down will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers. As of June 30, 2001 and December 31, 2000 accounts receivable from the contract represented 56% and 57%, respectively, of accounts receivable and leased medical devices in service under the contract represented 27% and 31%, respectively, of leased medical devices.

6.       Segment  Reporting:

The Company has two reportable segments, Personal Emergency Response Systems
("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet
Campbell Inc. on November 21, 2000.



The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2001:

                                                   PERS                TAS               Other        Consolidated
                                                   ----                ---               -----        ------------
Six Months Ended June 30, 2001
------------------------------

Revenue                                         $  5,624,139    $  1,078,965       $     41,844       $  6,744,948
Income (loss) before provision for income
taxes                                                (63,431)        105,144            (19,675)            22,038
Total assets                                      12,445,335       1,948,920            180,862         14,575,117


                                                   PERS                TAS               Other        Consolidated
                                                   ----                ---               -----        ------------

Three Months Ended June 30, 2001
--------------------------------

Revenue                                         $  2,831,795    $    578,427       $     23,216       $  3,433,438
Income (loss) before provision for income
taxes                                                 76,466          79,559               (150)           155,875

7.       Contingencies:

         Although the Company is a party to certain routine litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

         On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harrassment in connection with her employment and the alleged termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. Based on the facts known to them, the attorneys representing the Company believe that American Medical Alert Corp. has meritorious defenses to the complaint. At the present time the Company's insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.

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

This discussion contains forward-looking statements which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historical levels, are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. The risk factors are further discussed with the Company's filings with the Securities Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has an amended $1,700,000 Revolving Credit Facility (the "Facility") with a bank expiring May 31, 2002 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the lower of the prime rate or the LIBOR Rate plus 2.50% and are collateralized by the Company's assets. There was $1,200,000 outstanding under the Facility as of June 30, 2001 and August 10, 2001, respectively. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At December 31, 2000 there was $1,300,000 outstanding under the Facility.

The Company's working capital on June 30, 2001 was $1,848,840 as compared to $2,313,208 on December 31, 2000. During 2001, the Company anticipates that it will make capital investments of approximately $1,500,000 of which approximately $112,000 was expended during the first six months of the year.

The Company derives a significant portion of its revenue from one contract with the City of New York's Human Resources Administration (HRA), Medicaid Homecare Services Program (HCSP). During the three months and six months ended June 30, 2001 and 2000 the Company had revenue from the City of New York, Human Resources Administration, Home Care Services Program ("HCSP") which represented, 27% of total revenue in the 2001 periods and 36% of the total revenue in the 2000 periods. As of June 30, 2001 and December 31, 2000, accounts receivable from the contract represented 56% and 57%, respectively, of accounts receivable. Leased medical devices in service relating to this contract represented 27% and 31%, respectively, of total leased medical devices at June 30, 2001 and December 31, 2000. Inventory relating to this contract represented approximately 15% of total inventory on hand at June 30, 2001 and December 31, 2000, respectively. The contract with HCSP originally expired on June 30, 1999. In January 1999, the Company and several other companies submitted proposals to the City of New York to be awarded a new contract through June 30, 2003.

On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. While the protest was ultimately denied, as of August 10, 2001, the contract had not been awarded. In the meantime, the Company continues to service its customers under the terms of the expired contract through various retroactive extensions granted by the City of New York, the last of which was through December 31, 2000. The City of New York has advised the Company that an extension of the contract, under the same terms and conditions, is being processed which if executed by the City of New York will extend the contract through June 30, 2002.

If the City of New York HCSP awards the contract to another vendor, or if the level of revenues is not maintained under any renewed or extended contract with HCSP, a significant amount of the Company's revenues could be lost, albeit over a protracted period, having a material adverse effect on operating results. With the potential loss of up to approximately 27% of the Company's revenues, cash flow from operations could be adversely affected. In addition, it is possible that adjustments to inventory and fixed assets associated with the contract would occur, and the Company could, depending on the severity of the lost revenue, be required to implement additional cost cutting measures.

In light of the above factors with respect to the Company's contract with HCSP, the Company's management developed and implemented in 2000, a business plan to reduce reliance on the HCSP contract through diversification of revenue sources. As a result, the Company's dependence on HCSP as a source of revenue has decreased, as a percentage of total revenue, to 27% in 2001, from 36% in 2000 and 46% in 1999. The Company continues to focuses on building its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services and initiatives.

RESULTS OF OPERATIONS
---------------------

Revenue from services, monthly recurring revenue ("MRR"), increased $1,626,723 for the six months ended June 30, 2001 as compared to the same period in 2000, an increase of 33%, and increased $807,484 for the three months ended June 30, 2001 as compared to the same period in 2000, an increase of 32%. For the six months ended June 30, 2001 the Company recorded revenues of approximately $1,100,000 from its wholly owned subsidiary, HCI Acquisition Corp. ("HCI"), which acquired the assets of Harriet Campbell Inc. in November 2000. The Company has experienced success in growing its customer base outside the contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces.

Costs related to services increased by $1,146,047 for the six months ended June 30, 2001 as compared to the same period in 2000, an increase of 54% and increased $466,857 for the three months ended June 30, 2001 as compared to the same period in 2000, an increase of 42%. Costs related to services, as a percentage of service revenues, for the six months ended June 30, 2001 and 2000 were 50% and 43%, respectively. For the six months ended June 30, 2001 the Company recorded costs related to services of approximately $460,000 from HCI. The costs related to services also increased due to employing additional response center personnel, additional depreciation and amortization expenses, and certain fixed and variable production costs being expensed as a result of the limited production of PERS during the six months ended June 30, 2001. Such limited production resulted from the Company's utilization of its inventory of leased medical devices held for lease as of December 31, 2000.

Selling, general and administrative expenses increased by $838,823 for the six months ended June 30, 2001 as compared to the same period in 2000, an increase of 34%. Selling, general, and administrative expenses as compared as a percentage of total revenues for the six months ended June 30, 2001 and 2000 were 49% and 48%, respectively. Selling, general and administrative expenses increased by $327,172 for the three months ended June 30, 2001 as compared to the same period in 2000, an increase of 25%. Selling, general, and administrative expenses as compared as a percentage of total revenues for the three months ended June 30, 2001 and 2000 were 48% and 49% respectively. For the six months ended June 30, 2001 the Company recorded selling, general and administrative expenses of approximately $490,000 from HCI. Additional expenses were the result of increased legal and accounting fees in the amount of approximately $300,000 incurred in 2001, as well as the employment of additional executive and management personnel.

Interest expense for the six months ended June 30, 2001 and 2000 was $121,571 and $38,075, respectively. Interest expense for the three months ended June 30, 2001 and 2000 was $55,536 and $23,768, respectively. Interest expense increased due to additional borrowings throughout 2000 needed to fund increased production of units and equipment needs for new subscribers, fund management systems, and the acquisition by HCI of the assets of Harriet Campbell Inc. Such additional borrowings were not outstanding for the six months ended June 30, 2000 but were outstanding as of June 30, 2001.

The Company's income before provision for income taxes for the six months ended June 30, 2001 was $22,038, a decrease of $365,616 from 2000, or 94%. The
Company's income before provision for income taxes for the three months ended June 30, 2001 was $155,875 an increase of $49,087 from 2000, or 46%. The decrease in profit of $365,616 for the six months ended June 30, 2001 resulted from an increase in the Company's costs related to services and selling, general and administrative costs, offset by an increase in service revenues.

NEW PRONOUNCEMENTS
------------------

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which states that Goodwill is no longer to be amortized, but instead is to be tested for impairment at least annually. The impairment process will consist of comparing the fair value of the intangible asset to its carrying value. The Company shall adopt SFAS No. 142 effective January 1, 2002. The impact of SFAS No. 142 on the Company's financial statements, if any, has not yet been determined.

                           PART II. OTHER INFORMATION

ITEM 3.    LEGAL PROCEEDINGS.
           ------------------

Although the Company is a party to certain routine litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the alleged termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. Based on the facts known to them, the attorneys representing the Company believe that American Medical Alert Corp. has meritorious defenses to the complaint. At the present time the Company's insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) Reports on Form 8-K:

         On April 4, 2001 the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release relating to the Company's anticipated financial results for the year ended December 31, 2000.

         On June 7, 2001 the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release announcing the Company's Annual Meeting of Shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN MEDICAL ALERT CORP.

Dated: August 10, 2001                 By: /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           President and Chief Executive Officer


                                       By: /s/ Richard Rallo
                                           -------------------------------------
                                           Richard Rallo
                                           Controller