Form 10QSB
period 2001-09-30
AMERICAN MEDICAL ALERT CORP
filed 2001-11-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001


|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (516) 536-5850
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X      No
           ---        ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,494,413 shares of common stock, $.01 par value per share, as of November 7, 2001.


Transitional Small Business Disclosure formate (check one):

Yes        No  X
   ---        ---

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                          PAGE
PART I.     FINANCIAL INFORMATION.
Item 1.     Report of Independent Accountants                               1

            Condensed Consolidated Balance Sheets for September 30, 2001    2
            (Unaudited) and December 31, 2000

            Condensed Consolidated Statements of Income for the             4
            Nine Months Ended September 30, 2001 and 2000 (Unaudited)

            Condensed Consolidated Statements of Income for the             5
            Three Months Ended September 30, 2001 and 2000 (Unaudited)

            Condensed Consolidated Statements of Cash Flows for the         6
            Nine Months Ended September 30, 2001 and 2000 (Unaudited)

            Notes to Condensed Consolidated Financial Statements            8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  12


PART II.    OTHER INFORMATION.
Item 1.     Legal Proceedings                                               16
Item 4.     Submission of Matters to Vote of Security Holders               16
Item 6.     Exhibits and Reports on Form 8-K                                16

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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


/s/Margolin, Winer & Evens LLP

Margolin Winer & Evens LLP

November 7, 2001

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          September 30,2001
                                                                              (Unaudited)        Dec 31,2000*
                                                                          -----------------      ------------
CURRENT ASSETS
     Cash                                                                    $   684,157        $   537,247
     Accounts and notes receivable
       (net of allowance for doubtful accounts of $377,500 and $300,000)       2,910,704          2,850,756
     Notes and other receivables                                                 236,623            219,971
     Inventory                                                                   207,068            154,880
     Prepaid and refundable taxes                                                436,315            601,478
     Prepaid expenses and other current assets                                   167,249             98,859
     Deferred income tax benefit                                                 309,000            309,000
                                                                             -----------        -----------
     Total Current Assets                                                      4,951,116          4,772,191
                                                                             -----------        -----------
INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST                          1,206,179          1,886,016
FIXED ASSETS                                                                 -----------        -----------
     (Net of accumulated depreciation and amortization)                        6,640,361          6,707,226
                                                                             -----------        -----------
OTHER ASSETS
     Long-term portion of notes receivable                                       241,188            196,428
     Intangible assets and deferred charges
       (net of accumulated amortization of $393,312 and $209,438)              1,416,350          1,502,375
     Other assets                                                                 71,548             69,597
                                                                             -----------        -----------
                                                                               1,729,086          1,768,400
                                                                             -----------        -----------

TOTAL ASSETS                                                                 $14,526,742        $15,133,833
                                                                             ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long term debt                                       $ 1,336,428        $   247,839
     Accounts payable                                                          1,088,362          1,077,168
     Accrued expenses                                                            467,219            791,053
     Current portion of capital lease obligations                                209,880            179,565
     Deferred revenue                                                             57,823            163,357
                                                                             -----------        -----------
     Total Current Liabilities                                                 3,159,712          2,458,983

DEFERRED INCOME TAX LIABILITY                                                    507,000            507,000
LONG-TERM PORTION OF NOTES PAYABLES                                              631,670          2,107,843
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                   235,402            308,721
PUT WARRANT OBLIGATION                                                           249,000            189,000
DEFERRED GAIN ON SALE OF EQUIPMENT                                                 7,366             11,566
                                                                             -----------        -----------
     TOTAL LIABILITIES                                                         4,790,150          5,583,113


COMMITMENTS AND CONTINGENT LIABILITIES                                                 --                --

SHAREHOLDERS' EQUITY
     Preferred stock, $ .01 par value - authorized, 1,000,000 shares;
        none issued and outstanding
     Common stock, $.01 par value - authorized, 20,000,000 shares issued 6,494,413 and 6,459,151 shares in 2001 and 2000,
        respectively                                                         $     64,944       $    64,580
     Additional paid-in capital                                                 6,333,222         6,265,939
     Retained earnings                                                          3,444,458         3,326,233
                                                                             ------------      ------------
                                                                                9,833,624         9,656,752
     Less 43,910 shares of treasury stock, at cost                               (106,032)         (106,032)
                                                                             ------------      ------------
     Total Shareholders' Equity                                                 9,736,592         9,550,720
                                                                             ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 14,526,742      $ 15,133,833
                                                                             ============      ============

See accompanying notes to condensed financial statements.

     * Derived from audited financial statements, with a reclassification to conform to September 30, 2001 presentation


                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         2001              2000
                                                                         ----              ----
Revenues:
         Services                                                  $  9,994,821      $  7,432,917
         Product sales                                                  267,921           243,245
                                                                   ------------      ------------
                                                                     10,262,742         7,676,162
                                                                   ------------      ------------

Cost and Expenses (Income):
         Costs related to services                                    4,963,588         3,364,427
         Costs of products sold                                         168,522           172,999
         Selling, general and administrative expenses                 4,829,944         3,799,757
         Write-off of deferred costs                                         --           329,009
         Interest expense                                               174,418            85,377
         Other income                                                   (81,693)          (21,878)
                                                                   ------------      ------------
                                                                     10,054,779         7,729,691
                                                                   ------------      ------------

Income (loss) before Provision for Income Taxes                         207,963           (53,529)

         Provision (credit) for Income Taxes                             89,738           (29,000)
                                                                   ------------      ------------

NET INCOME (LOSS)                                                  $    118,225      $    (24,529)
                                                                   ============      ============

Net Income (loss) per Share:
         Basic                                                     $        .02      $         -0-
                                                                   ------------      ------------
         Diluted                                                   $        .02      $         -0-
                                                                   ------------      ------------

Weighted average number of common shares outstanding (Note 3):
         Basic                                                        6,427,303         6,411,760
                                                                   ============      ============
         Diluted                                                      6,573,775         6,411,760
                                                                   ============      ============

See accompanying notes to condensed financial statements

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        2001            2000
                                                                        ----            ----
Revenues:
         Services                                                  $ 3,451,025      $ 2,515,844
         Product sales                                                  66,769           55,081
                                                                   -----------      -----------
                                                                     3,517,794        2,570,925
                                                                   -----------      -----------

Cost and Expenses (Income):
         Costs related to services                                   1,706,621        1,253,507
         Costs of products sold                                         43,885           27,165
         Selling, general and administrative expenses                1,551,881        1,360,516
         Write-off of deferred costs                                        --          329,009
         Interest expense                                               52,847           47,302
         Other income                                                  (23,365)          (5,391)
                                                                   -----------      -----------
                                                                     3,331,869        3,012,108
                                                                   -----------      -----------

Income (loss) before Provision for Income Taxes                        185,925         (441,183)

         Provision (credit) for Income Taxes                            79,705         (191,000)
                                                                   -----------      -----------

NET INCOME (LOSS)                                                  $   106,220      $  (250,183)
                                                                   ===========      ===========

Net Income (loss) per Share
         Basic                                                     $       .02      $      (.04)
                                                                   -----------      -----------
         Diluted                                                   $       .02      $      (.04)
                                                                   -----------      -----------

Weighted average number of common shares outstanding (Note 3):
         Basic                                                       6,449,186        6,414,111
                                                                   -----------      -----------
         Diluted                                                     6,520,644        6,414,111
                                                                   -----------      -----------

See accompanying notes to condensed financial statements.


                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                               2001              2000
                                                                               ----              ----
Cash Flows from Operating Activities:
         Net income                                                        $   118,225      $   (24,529)
         Adjustments to reconcile net income to
             net cash provided by operating activities
           Depreciation and amortization                                     1,492,059        1,277,444
           Valuation of Put Warrants                                            60,000               --
           Loss on unrecovered leased medical equipment                         97,681           88,928
           Decrease (Increase) in:
             Accounts receivable                                               (59,948)        (431,184)
             Inventory                                                         (52,189)          62,012
             Prepaid and refundable taxes                                      165,163               --
             Prepaid expenses and other assets                                 (70,342)        (157,392)
           Increase (Decrease) in:
             Accounts payable and accrued expenses                            (316,840)         484,282
             Deferred Revenue                                                 (105,534)              --
                                                                           ------------      -----------

Net Cash Provided by Operating Activities                                    1,328,275        1,299,561
                                                                           ------------      -----------

Cash Flows from Investing Activities:
           Expenditures for fixed assets net of utilization of medical
           devices held for lease                                             (560,824)      (2,950,892)
           Proceeds from sale and leaseback of equipment                            --          250,179
           Increase in notes receivable                                       (140,000)        (219,582)

           Repayment of notes receivable                                        78,589               --

           Payment for account acquisitions and goodwill                       (97,848)        (376,779)
                                                                           ------------      -----------

Net Cash Used In Investing Activities                                         (720,083)      (3,297,074)
                                                                           ------------      -----------

Cash Flows from Financing Activities:
           Increase in notes payable - bank                                         --        1,300,000
           Principal payments under capital lease obligation                  (141,373)              --
           Proceeds from (repayment of) loans payable                           17,898         (106,520)
           Repayment of notes payable                                         (405,454)              --
           Net proceeds upon exercise of stock options                          67,647           26,666
                                                                           ------------      -----------

Net Cash (Used In) Provided by Financing Activities                           (461,282)       1,220,146
                                                                           ------------      -----------

Net Increase (Decrease) in Cash                                                146,910         (777,367)
Cash, Beginning of Period                                                      537,247          953,734
                                                                           ------------      -----------
Cash, End of Period                                                        $   684,157      $   176,367
                                                                           ===========      ===========

See accompanying notes to condensed financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                         $   169,031      $    85,377
          Income Taxes                                                     $   149,306      $   231,646


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

2.      Results of Operations:

          In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the nine and three months ended September 30, 2001 and 2000.

          The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

          The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

4.      Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which changes the methodology of calculating earnings per share. SFAS No. 128 requires the disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company adopted SFAS No. 128 in December 1997. Earnings per share data for the nine and three months ended September 30, 2001 and 2000 is presented in conformity with this pronouncement.

          The following table is a reconciliation of the numerators and denominators in computing earnings per share:


Nine Months Ended September 30, 2001                  Income             Shares               Per-Share
------------------------------------                (Numerator)       (Denominator)            Amounts
                                                    -----------       -------------            -------
Basic EPS -
Income available to common stockholders            $ 118,225             6,427,303            $    .02
Effect of dilutive securities -
  Options and warrants                                   -0-               146,472
                                                   ---------             ---------            --------
Diluted EPS - Income available to
  common stockholders and assumed
  conversions                                      $ 118,225             6,573,775            $    .02
                                                   =========             =========            ========

Three Months Ended September 30, 2001
------------------------------------
Basic EPS -  Income available to
  common stockholders                              $ 106,220             6,449,186            $    .02
Effect of dilutive securities -
  Options and warrants                                    -0-               71,459
                                                   ---------             ---------
Diluted EPS - Income available to
  common stockholders and assumed
  conversions                                      $ 106,220             6,520,644            $    .02
                                                   =========             =========            ========

Nine months Ended September 30, 2000
------------------------------------
Basic EPS -(Loss) available to common
  Stockholders                                     $ (24,529)            6,411,760            $    .00
Effect of dilutive securities -
  Options and warrants                                    -0-                   -0-
                                                   ---------             ---------
Diluted EPS -(Loss) available to
  common stockholders and
  assumed conversions                              $ (24,529)            6,411,760            $    .00
                                                   =========             =========            ========

Three Months Ended September 30, 2000
-------------------------------------
Basic EPS - (Loss) available to
  common stockholders                              $(250,183)            6,414,111            $   (.04)
Effect of dilutive securities -
  Options and warrants                                    -0-                   -0-
                                                   ---------             ---------
Diluted EPS -(Loss) available to
  common stockholders and assumed
  conversions                                      $(250,183)            6,414,111            $   (.04)
                                                   =========             =========            ========

5.      Major Customers:

          The Company provides services to Medicaid home care programs in over ten states. During the three months and nine months ended September 30, 2001 and 2000 the Company had revenue from the City of New York, Human Resources Administration, Home Care Services Program ("HCSP") which represented, respectively, 26% and 27% of total revenue in the 2001 periods and 37% of the total revenue in the 2000 periods. The contract, which was previously effective through June 30, 1999, was extended through December 31, 2000. In June 1999, the Company submitted its proposal to HCSP to renew and extend the contract. Since June 30, 1999, the Company has continued to provide service while awaiting HCSP's selection of a provider under the new contract. As of November 7, 2001 the City of New York is still evaluating the subject award. In the meantime, the Company continues to service its customers under the terms of the expired contract through various retroactive extensions granted by the City of New York. The City of New York has advised the Company that an extension of the contract, under the same terms and conditions, is being processed which if executed by the City of New York will extend the contract through June 30, 2002.

There can be no assurance that the Company will be able to sustain the same level of revenues from the provision of services to HCSP, due to a variety of factors, including the terms and conditions of any renewal or extension contracts with HCSP, pricing and the number of subscribers to be serviced under such contracts. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results, and in such event, there could be a write-down of a number of the Company's leased medical devices (and/or a reduction in their remaining useful lives) and medical devices held for lease. The extent and significance of the write down will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers. As of September 30, 2001 and December 31, 2000, accounts receivable from the contract represented 52% and 57%, respectively, of accounts receivable, and leased medical devices in service under the contract represented 26% and 31%, respectively, of leased medical devices.


6.      Segment Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2001:


                                                     PERS               TAS               Other            Consolidated
                                                     ----               ---               -----            ------------
Nine Months Ended September 30, 2001
------------------------------------
Revenue                                          $ 8,503,620        $ 1,692,624        $    66,498         $10,262,742
Income (loss) before provision for income
taxes                                                 30,706            208,964            (31,707)            207,963
Total assets                                      12,471,935          1,889,301            165,506          14,526,742



                                                     PERS               TAS                Other           Consolidated
                                                     ----               ---                -----           ------------
Three Months Ended September 30, 2001
-------------------------------------

Revenue                                          $ 2,879,482        $   613,659        $    24,653         $ 3,517,794
Income (loss) before provision for
income taxes                                          94,137            103,820            (12,032)            185,925


7.      Contingencies:

          Although the Company is a party to certain routine litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

          On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the alleged termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. Based on advice of counsel, the Company believes that it has meritorious defenses to the complaint. At the present time the Company's insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.

8.      Subsequent Events:

          On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with Health Hero Network, Inc. (the "Agreement") in which the parties agreed to an exclusive strategic alliance. Pursuant to the Agreement, the Company will be the exclusive manufacturer and distributor, in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with an internet based disease management monitoring technology. The Agreement has a minimum five year term, and also provides for the payment by the Company of certain royalty fees based on the service revenue derived from the enhanced PERS product. The Agreement has certain development and financing requirements to be met within 90 days of the execution of the Agreement. In addition, the Company's exclusivity is subject to achievement of certain sales milestones during the term of the Agreement. Upon execution of the Agreement, the Company made a $100,000 non-refundable payment. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to this Agreement to exceed $2 million over 12-18 months, and the Company is currently reviewing possible sources of financing.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has an amended $1,700,000 Revolving Credit Facility (the "Facility") with a bank expiring May 31, 2002 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the lower of the prime rate or the LIBOR Rate plus 2.50% and are collateralized by the Company's assets. There was $1,100,000 outstanding under the Facility as of September 30, 2001 and November 10, 2001, respectively. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At December 31, 2000 there was $1,300,000 outstanding under the Facility.

The Company's working capital on September 30, 2001 was $1,791,404 as compared to $2,313,208 on December 31, 2000. During 2001, the Company anticipates that it will make capital investments of approximately $1,000,000 of which approximately $625,000 was expended during the first six months of the year.

The Company derives a significant portion of its revenue from one contract with the City of New York's Human Resources Administration (HRA), Medicaid Homecare Services Program (HCSP). During the three months and nine months ended September 30, 2001 and 2000 the Company had revenue from the City of New York, Human Resources Administration, Home Care Services Program ("HCSP") which represented, 26% and 27% of total revenue in the 2001 periods and 37% of the total revenue in the 2000 periods. As of September 30, 2001 and December 31, 2000, accounts receivable from the contract represented 52% and 57%, respectively, of accounts receivable. Leased medical devices in service relating to this contract represented 26% and 31%, respectively, of total leased medical devices at September 30, 2001 and December 31, 2000. The contract with HCSP originally expired on June 30, 1999. In January 1999, the Company and several other companies submitted proposals to the City of New York to be awarded a new contract through June 30, 2003.

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

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with Health Hero Network, Inc. (the "Agreement") in which the parties agreed to an exclusive strategic alliance. Pursuant to the Agreement, the Company will be the exclusive manufacturer and distributor, in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with an internet based disease management monitoring technology. The Agreement has a minimum five year term, and also provides for the payment by the Company of certain royalty fees based on the service revenue derived from the enhanced PERS product. The Agreement has certain development and financing requirements to be met within 90 days of the execution of the Agreement. In addition, the Company's exclusivity is subject to achievement of certain sales milestones during the term of the Agreement. Upon execution of the Agreement, the Company made a $100,000 non-refundable payment. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to this Agreement to exceed $2 million over 12-18 months, and the Company is currently reviewing possible sources of financing.


RESULTS OF OPERATIONS
---------------------

Revenue from services, monthly recurring revenue ("MRR"), increased $2,561,904 for the nine months ended September 30, 2001 as compared to the same period in 2000, an increase of 34%, and increased $935,181 for the three months ended September 30, 2001 as compared to the same period in 2000, an increase of 37%. For the nine months ended September 30, 2001 the Company recorded revenues of approximately $1,700,000 from its wholly owned subsidiary, HCI Acquisition Corp. ("HCI"), which acquired the assets of Harriet Campbell Inc. in November 2000. The Company has experienced success in growing its customer base for its PERS system, its core product, outside its contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces.

Costs related to services increased by $1,599,161 for the nine months ended September 30, 2001 as compared to the same period in 2000, an increase of 48% and increased $453,114 for the three months ended September 30, 2001 as compared to the same period in 2000, an increase of 36%.

Costs related to services, as a percentage of service revenues, for the nine months ended September 30, 2001 and 2000 were 50% and 45%, respectively. For the nine months ended September 30, 2001 the Company recorded costs related to services of approximately $725,000 from HCI. The costs related to services also increased due to employing additional response center personnel, additional depreciation and amortization expenses, and certain fixed and variable production costs being expensed as a result of the limited production of PERS during the nine months ended September 30, 2001. Such limited production resulted from the Company's utilization of its inventory of leased medical devices held for lease as of December 31, 2000.

Selling, general and administrative expenses increased by $1,030,187 for the nine months ended September 30, 2001 as compared to the same period in 2000, an increase of 27%. Selling, general, and administrative expenses as compared as a percentage of total revenues for the nine months ended September 30, 2001 and 2000 were 47% and 50%, respectively. Selling, general and administrative expenses increased by $191,365 for the three months ended September 30, 2001 as compared to the same period in 2000, an increase of 14%. Selling, general, and administrative expenses as compared as a percentage of total revenues for the three months ended September 30, 2001 and 2000 were 44% and 53% respectively. For the nine months ended September 30, 2001 the Company recorded selling, general and administrative expenses of approximately $720,000 from HCI. Additional expenses were the result of increased legal, excluding the writeoff of deferred costs, and accounting fees incurred in 2001, as well as the employment of additional executive and management personnel.

Interest expense for the nine months ended September 30, 2001 and 2000 was $174,418 and $85,377, respectively. Interest expense for the three months ended September 30, 2001 and 2000 was $52,847 and $47,302, respectively. Interest expense increased due to additional borrowings throughout 2000 needed to fund increased production of units and equipment needs for new subscribers, fund management systems, and the acquisition by HCI of the assets of Harriet Campbell Inc. Such additional borrowings were not outstanding for the nine months ended September 30, 2000 but were outstanding as of September 30, 2001.

The Company's income before provision for income taxes for the nine months ended September 30, 2001 was $207,963, a increase of $261,492 from 2000. The Company's income before provision for income taxes for the three months ended September 30, 2001 was $185,925 an increase of $627,108 from 2000. The increase in profit of $261,492 for the nine months ended September 30, 2001 was the result of incurring a one-time charge for the writeoff of deferred costs of $329,009 in 2000, that was not incurred in 2001, plus the affect of increased revenues offset by additional expenses.

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

ITEM 1.    LEGAL PROCEEDINGS.

Although the Company is a party to certain routine litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the alleged termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. Based on advice of counsel, the Company believes that it has meritorious defenses to the complaint. At the present time the Company's insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

          On August 16, 2001, the Company held its 2001 Annual Meeting of Shareholders (the "2001 Meeting").

At the 2001 Meeting, the Company's Shareholders elected six directors to serve until the 2002 Annual Meeting of Shareholders and until their successors shall be elected and qualified. The vote with respect to the election of such directors was as follows:

              NAME                    FOR             AUTHORITY WITHHELD
              ----                    ---             ------------------

(a)      Howard M. Siegel          5,227,336               162,211
(b)      Theodore Simon            5,227,136               162,411
(c)      James LaPolla             5,226,836               162,711
(d)      Frederick Siegel          5,227,336               162,211
(e)      Ronald Levin              5,227,136               162,411
(f)      Yacov Shamash             5,227,136               162,411


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

10.1 Cooperative Licensing, Development, Services and Marketing Agreement dated as of November 1, 2001, by and between the Company and Health Hero Network, Inc.

(b)       Reports on Form 8-K:

          On August 16, 2001 the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release relating to the Company's contract with the City of New York, Human Resources Administration, Home Care Services Program.

          On November 5, 2001 the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release announcing an exclusive strategic alliance agreement with Health Hero Network, Inc.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN MEDICAL ALERT CORP.




Dated: November 14, 2001             By:   /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           President and Chief Executive Officer



                                     By:   /s/ Richard Rallo
                                           -------------------------------------
                                           Richard Rallo
                                           Controller

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.1*          Cooperative  Licensing,   Development,   Services  and  Marketing
               Agreement, dated November 1, 2001, between the Company and Health Hero Network, Inc.

















* Portions of the exhibit have been omitted pursuant to a request for. confidential treatment.