Form 10KSB
period 2001-12-31
AMERICAN MEDICAL ALERT CORP
filed 2002-04-01
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

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
Yes  X    No
    ----     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

     The issuer's revenues for its most recent fiscal year: $13,946,599.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 2002, was $17,535,166 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

     Aggregate number of shares of Common Stock outstanding as of March 22, 2002: 6,519,707

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

A.       GENERAL
         -------

American Medical Alert Corp. ("AMAC" or the "Company"), a company incorporated under the laws of the State of New York in 1981, is engaged primarily in the business of designing, engineering, marketing, installing and monitoring computerized Personal Emergency Response Systems ("PERS"), utilizing proprietary and commercially available technologies. In addition, the Company has embarked upon an expansion of the original PERS platform to include disease management monitoring and biometric measurement data collection. As used herein, the term "AMAC" or "Company" means, unless the context requires otherwise, the Company and its wholly owned subsidiaries, HCI Acquisition Corp. and Safe Com, Inc.

The Company is a provider of medical response and 24-hour on-call-monitoring services to assist the healthcare community in providing at-risk patients access to assistance from professionals. Through a diversified marketing and referral network, AMAC predominantly markets its products to hospitals, homecare providers, physicians, medical transportation companies, medical equipment suppliers, social services agencies, health maintenance organizations, and retirement facilities. The Company also engages in some direct marketing to the individual consumer. A primary corporate goal is to support the delivery of home healthcare services and home monitoring services to provide patient security, timely healthcare intervention and compliance with directives from healthcare providers.

In addition to its PERS business, in November 2000, the Company, through its subsidiary HCI Acquisition Corp., acquired the assets of Harriet Campbell, Inc. The purpose of the acquisition was to create a new profit center complementary to the Company's current business infrastructure through a new brand called H-LINK(R) OnCall. Harriet Campbell, Inc. was a provider of telephone answering and office support services for the New York Metropolitan area healthcare community. The call center currently processes approximately 185,000 messages, wireless pages and other contacts monthly on behalf of its 1,750 independent physicians and hospital based healthcare providers.

To facilitate the embarkation on the disease management monitoring initiative, the Company executed a strategic relationship and licensing agreement with Health Hero Network, Inc., hereinafter referred to as HHN, on November 1, 2001. The purpose of the agreement is to allow the Company to avail itself of a proven patented web-based system for disease management monitoring. This system has been shown to promote positive outcomes on a clinical basis and concurrently provides a cost-effective healthcare tool. The Company is in the processing stage of melding the PERS unit with the HHN disease management monitoring platform. The projected date for commercialization of this process is early 4th quarter 2002.

The Company, under an exclusive licensing agreement, markets MED-TIME(R), an electronic medication reminder and dispensing unit. The exclusive licensing agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The Company plans expansion into these licensed areas on a controlled basis. AMAC's MED-TIME(R) marketing endeavors are currently being pursued within the United States. The device is utilized in conjunction with the Company's PERS or as a stand-alone medication compliance unit. Nonadherence to prescribed therapeutic medication regimens result in increased utilization of healthcare services particularly hospital admissions, homecare visits and unnecessary emergency room encounters. MED-TIME(R) helps to insure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance.

B.       PRODUCTS AND SERVICES
         ---------------------

The Company's core business is the generation of monthly recurring revenues ("MRR") through the development, marketing, sale and lease of PERS, homecare monitoring devices, H-Link OnCall and Safe Com services. For the year ended December 31, 2001 and historically, approximately 80% of the Company's revenues have been generated from the sale, lease and rental of PERS and related monitoring services. However, while the reliance on this fundamental core business is currently and will continue to be the Company's main foundation for the foreseeable future, the Company is committed to transition from safety monitoring to healthcare/disease management monitoring.

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

1.       PERSONAL EMERGENCY RESPONSE SYSTEMS
         -----------------------------------

VOICECARE(R), the Company's flagship PERS product, enables medically at-risk, elderly, infirm and disabled persons to remain independent, enjoy the comforts of living at home, and, at the same time, reduces costly hours of safety supervision that would otherwise be necessary while giving family members and caregivers peace of mind. VOICECARE(R) Systems are designed to permit client requested two-way (talk/listen) voice communication between an individual and Company monitoring personnel. VOICECARE(R) Systems are available in tabletop or wall mounted configurations. The tabletop systems are primarily installed in client residences pursuant to a private pay contract. Medical facilities, homecare service providers and government agencies utilize both the tabletop and wall mounted configurations. The wall-mounted units are typically used in new and refurbished senior multi-housing facilities (i.e., assisted living retirement settings).

Through the use of the Company's VOICECARE(R) System, individuals, such as the medically at-risk, elderly, infirm, and disabled, are able to signal for help at the touch of a button, when in need of assistance and engage in two-way voice communication to identify the appropriate level of intervention required.

When the subscriber activates their remote pendant, the system emits an audible tone and turns on a light to indicate to the subscriber that the system is alerting personnel at AMAC's Emergency Response Center ("ERC"). The Company's VOICECARE(R) System, utilizing the subscriber's telephone line, permits hands-free voice communication between the subscriber and the ERC. The equipment includes a two-way voice communicator connected to the telephone line in the subscriber's home and a remote personal help activator, which is worn or carried by the subscriber. The Company recently introduced an upgraded second version of its activator featuring a more lightweight design, a monitored battery and an increased transmission range. The Company's proprietary software acknowledges the incoming signal and automatically displays the subscriber's personal information to personnel at the ERC. The subscriber and ERC personnel speak to each other, thus allowing ERC personnel to determine the nature of the emergency and the type of assistance required. Appropriate assistance is then dispatched in accordance with predetermined protocols and the subscriber's requested level of care.

The Company's primary and back up ERCs are capable of handling multiple requests for assistance simultaneously. Subscriber signals are routinely processed by the ERC in less than one minute from initiation. The Company's backup monitoring center located in Mt. Laurel, New Jersey provides an additional safeguard to the reliability of AMAC's VOICECARE(R) Systems in the event that the primary ERC based in Oceanside, New York becomes inoperative due to power or system failure.

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

3.       H-LINK(R) OnCall
         ----------------

On November 21, 2000, HCI Acquisition Corp., a wholly owned subsidiary of the Company ("HCI"), acquired substantially all the assets of Harriet Campbell, Inc. HCI is headquartered at 216 East 75th Street, New York, New York. This new profit center, known by the brand "H-

LINK(R) On Call" enables the Company to leverage its current customer base to market an expanded suite of services complementary to its core business.

Services offered by H-LINK(R) OnCall include message desk services, appointment making, referral services, voice-mail, paging and wireless communications.
Current clients include private medical practices as well as hospital departments at some of New York's leading medical centers. Working with contacts from AMAC's current customer base, the division is now expanding into the market of home healthcare agencies.

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

While Harriet Campbell, Inc.'s geographic market has been traditionally limited to the New York Metropolitan area, new telephony technology incorporated in the upgraded system allows the division to serve customers nationwide. This capability allows AMAC's existing national sales force to sell H-LINK(R) OnCall services to customers outside the New York area.

In addition to new technology, a critical component for successful expansion is a professionally trained staff of call agents. The division has created a new corporate training department to facilitate efficient training of new staff, to ensure continuous quality control and to develop retraining programs for new technologies. These efforts have resulted in reducing new agent training time. A new digital call recorder, installed as part of the system upgrade, permits ongoing agent monitoring and quality assessment. The Company believes this new training and quality improvement initiative will allow the call center to more easily meet its staffing needs and maintain higher levels of customer service.

At the time of the acquisition, Harriet Campbell, Inc. was generating approximately $1.8 million in annualized gross revenue. For calendar year ended 2001, the division revenues increased by approximately 33% to approximately $2.4 million dollars. The ability to service customers in AMAC's nationwide market is expected to have a significant impact on the division's further growth. Additional call center acquisitions are being considered.

4.       MEDICAL DISPENSING DEVICE
         -------------------------

MED-TIME(R), the Company's licensed medication dispenser and reminder system, is a complementary addition to the Company's products and services. The Company believes and medical studies have proven that failure to comply with medication regimens is a major contributor to increased medical costs. AMAC believes that a significant opportunity exists to reduce the costs associated with subscriber failure to comply with medication regimens, as well as to reduce the number of detrimental outcomes of this noncompliance. During 2001, the

Company engaged in a project funded by the Southeast Mental Health Authority
(SMHA) of Norwich, CT to further determine the benefits of Med-Time to a chronic mentally-ill population in a homecare setting. The nine-month study, designed by SMHA, evaluated patients' homecare utilization with outcome measures focused on reducing medication management visits, regimen adherence and product acceptability by both patients and care managers. The results concluded 80% of the participants reported adherence to medication regimens after six months further resulting in a 77% reduction of homecare utilization for medication management visits, an average of 56% per patient.

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

Several states now provide for Medicaid reimbursement of MED-TIME(R). In addition, MED-TIME(R) is used in retirement homes, assisted living facilities, and by private pay consumers.

5.       SILENT PARTNER(R)
         -----------------

Creating new sources of MRR for the Company is a primary objective of AMAC's growth plan. In evaluating AMAC's areas of expertise, management has made a commitment through the creation of Safe Com, Inc. to enter the field of commercial security. The security industry generates in excess of ten billion dollars in annual revenues and is compatible with the Company's core PERS monitoring business. In June 1999, the Company was approached by a major drug chain to determine its interest in developing a state of the art security system capable of resolving several loss prevention issues. In July 1999 the Company formed Safe Com, Inc., a wholly owned subsidiary, to design and market a multi-purpose, commercial, interactive security system known as SILENT PARTNER(R). SILENT PARTNER(R) is a two-way interactive system, which allows the user to activate a silent alarm signal that is received by the Company's ERC. Once the alarm signal is sent, SILENT PARTNER(R) provides listen in communications between the ERC and the facility. The Company has since completed the demonstration phase of the initiative. Safe Com's first client presently has installed over one hundred (100) locations and is considering additional SILENT PARTNER(R) facilities. In addition, interest has been expressed by several national retail chains concerning the benefits of SILENT PARTNER(R).

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

C.       NEW PRODUCTS AND SERVICES
         -------------------------

DISEASE MANAGEMENT MONITORING - PRODUCT AND SERVICE DESCRIPTION
---------------------------------------------------------------

As part of its revenue and product line expansion strategy, the Company seeks to acquire or develop innovative and market leading products and services complementary to its current products. This initiative reflects the Company's objective to transition from its core PERS business to a more comprehensive healthcare communications offering through the inclusion of homecare based disease management monitoring in the product portfolio. On November 1, 2001, the Company entered into a cooperative licensing, development, services and marketing agreement with Health Hero Network, Inc. in furtherance this goal. This agreement provides the Company with the right to develop a newly integrated appliance combining the features associated with the PERS product and Health Hero Network (HHN) technology.

The award winning HHN technology platform has two main components. The first is the patient interface, the Health Buddy(R) information appliance, and the second is the management tool, the Health Hero iCare DesktopTM. The Health Buddy(R) appliance is a communications device that utilizes an existing telephone line within the client's home. The Health Buddy(R) provides clients daily on-screen viewing of their personalized question set (referred to as dialogues) and elicits responses to these dialogues through selection of options highlighted by pressing one of four push buttons. The client not only answers dialogues regarding the symptoms associated with his/her condition, but also is asked questions about their self-care behavior and is provided educational information regarding their condition. The iCare DesktopTM is an integrated web-based system accessible by authorized care managers through a secure Internet browser. This system allows the healthcare provider to efficiently review and manage population level and individual client data. The iCare DesktopTM facilitates the collection, analysis, and reporting of client symptomatic, behavioral and educational data utilizing proprietary algorithms and risk stratifying mechanisms. The use of the iCare DesktopTM may be modified to reflect specific work processes of the individual care manager or healthcare facility.

The efficacy of HHN's system has been the basis of studies by independent clinical entities as well as HHN outsourced research organizations. Studies from sources conclude that the HHN platform has not only had a positive effect on individual client clinical and qualitative outcomes but is also cost beneficial. Focus groups conducted by the Company and their independent clinical consultants further conclude that the melding of the PERS feature set, which allows instantaneous access to trained emergency personnel, with the HHN platform, should provide additional positive outcomes. The exclusive nature of the Company's arrangement with HHN is anticipated to provide AMAC with a major point of differentiation from other PERS providers as the healthcare community embraces disease management as a vital healthcare tool.

The Company also seeks to develop biometric monitoring capability for inclusion within the new product offering. Initially, the Company envisions monitoring weight, blood pressure, and glucose levels. Expansion to other vital signs monitoring will be dictated by healthcare marketplace demands. These capabilities will be made available as an integrated component of the enhanced PERS platform on an adjunct or on-demand basis.

DISEASE MANAGEMENT MONITORING - COMPANY STRATEGIC PLANNING AND MARKETING
------------------------------------------------------------------------
INITIATIVES
-----------

The Company's emphasis on expansion into disease management monitoring will have a significant impact in terms of expense allocation and personnel resource dedication. In 2002, the Company has hired and plans to continue pursuing the acquisition of several experienced health care marketing and clinical personnel to sell, distribute and manage this new product offering to existing clients, companies using competitive PERS offerings, as well as the homecare, managed care, and post-discharge marketplaces.

Resource expenditure to support and facilitate this endeavor is anticipated to be considerable. Nonetheless, timely incorporation of state-of-the-art healthcare client-provider communication technology into the Company's business plan is key to the Company's strategic plan. This initiative should result in the opportunity for significant revenue growth because of the potentiality of market capture of a client base derived from the tens of millions suffering from chronic disease states. The strategic and licensing arrangement with HHN represents the first in a series of steps the Company is planning to position itself to expand its scope of healthcare monitoring services.

D.       MARKETING/CUSTOMERS
         -------------------

The Company markets its products and monitoring services to inpatient facilities, home healthcare providers, government agencies, third-party insurers, retirement community management, as well as the private client. The Company believes that these markets offer a continuing opportunity to significantly increase its subscriber and residual revenue base. The Company is focusing its efforts on the following methods in order to facilitate the growth of its MRR:

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

3. Expansion of the current PERS platform to include adjunct services and other 24-hour call center applications. H-LINK(R) is a marketing concept that the Company intends to utilize to facilitate the continuum of care concept through healthcare systems and managed care networks. The Company will focus its efforts on making H-LINK(R) a strong, identifiable brand with a portfolio of 24-hour on-call and medical monitoring services to provide the essential communication link between the patient and healthcare provider. H-LINK(R) will meld medical monitoring and on-call services into one cohesive package.

E.       SALES, RENTALS AND LEASES
         -------------------------

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

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2001, 2000 and 1999, the Company had revenues from this contract representing 26%, 35%, and 41%, respectively, of its total revenue.

In January 1999, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. In September 2001, the Company was advised by HCSP that the RFP had been cancelled. The Company continues to provide services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract.

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

G.       RESEARCH AND DEVELOPMENT
         ------------------------

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During the fourth quarter of 2001 and throughout 2002, the Company plans to expend approximately $350,000 to develop and implement a combined PERS/Disease Management Monitoring device, certain biometric capability and associated software. Expenditures for research and development for the years ended December 31, 2001, 2000 and 1999 were $117,753, $93,600, and $110,480, respectively, and are included in selling, general and administrative expenses. In 2001, the Company continued to focus its research and development activities towards the development of SILENT PARTNER(R), and the enhancement of its core PERS products, as well as the development of new products and services specifically addressing disease management.

H.       IMPACT OF GOVERNMENT REGULATIONS
         --------------------------------

The Company derives over 40% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's PERS services. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

I.       COMPETITION
--       -----------

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

J.       EMPLOYEES

As of March 22, 2002, the Company employed 183 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.



                                  RISK FACTORS

                       RISKS ASSOCIATED WITH OUR BUSINESS

OUR BUSINESSES MAY BE ADVERSELY IMPACTED BY GOVERNMENT REGULATIONS.

We derive over 40% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

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

TECHNOLOGICAL CHANGES MAY NEGATIVELY AFFECT OUR BUSINESS.

The telecommunications industry, on which our business is dependent, is subject to significant changes in technology. These technological changes, including changes relating to emerging wireline and wireless transmission technologies, may require us to make changes in the technology we use in our products in order to remain competitive. This may require significant outlays of capital and personnel, which may adversely affect our results of operations and financial condition in the short term.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY OUR EXPANSION INTO THE
HOMECARE/DISEASE MANAGEMENT MONITORING SERVICE BUSINESS.

Our expansion into Homecare/Disease Management monitoring service represents a significant commitment of management time and development and implementation cost. While we are committed to effecting the goal of this expansion, and we believe that these activities should result in improved earnings and greater market share, there can be no assurances that this in fact will happen. If we are unsuccessful, in either the development or sales aspects of this portion of our business plan, our investment in these activities may not provide the Company its anticipated return on this investment.

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

WE RELY ON THE CONTRACT WITH NEW YORK CITY FOR A SIGNIFICANT PORTION OF OUR BUSINESS.

The Company's contract with New York City Human Resources Administration's ("HRA") Home Care Services Program accounted for 26% of the Company's revenue in 2001. This figure is down from 41% in 1999, principally because of the growth and diversification of the Company's business during this time. The Company's current contract expires in June 2002, and the Company's management has been advised that a renewal for an additional year is being processed. While the Company believes that its relations with HRA are good and it has no reason to believe that its contract with HRA will not continue, there can be no assurance that this will continue to be the case. The loss of this contract could have a material adverse effect on the Company. The Company believes the percentage of revenue represented by the HRA contract will continue to diminish as a result of its continued growth and diversification.


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

SHARES THAT ARE ELIGIBLE FOR SALE IN THE FUTURE MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of March 22, 2002, an aggregate of 1,472,012 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule's existing volume and other limitations. Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144's existing volume or other limitations after two years. In general, an "affiliate" is a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with us. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,470,888 shares are issuable pursuant to currently exercisable options, and 323,333 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock

ITEM 2.       DESCRIPTION OF PROPERTIES.
              --------------------------

The Company's executive offices and primary ERC are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, CEO and President of the Company. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the "1997 Lease") for an additional 2,200 square feet of office space located in an adjacent building, located at 3255 Lawson Boulevard, Oceanside, New York, owned by Add on Properties, LLC, which is owned by Mr. Siegel. The 1997 Lease calls for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease.

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

The Company maintains a marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated party on a month to month basis at a charge of $1,750 per month.

The Company leases approximately 1,500 square feet of space in Flushing, New York on a month to month basis at a charge of $1,488.21 per month. The office serves as a hub for the City of New York's Human Resources Administration HCSP program, providing warehouse, storage, shipping, receiving and office space.

The Company maintains a marketing and administrative office in Tinley Park, Illinois. The Company leases approximately 1,700 square feet of space from an unaffiliated party pursuant to a five-year lease, which expires on April 30, 2005. The lease provides for an annual rent of $19,020 during the first year of the term, $19,591 during the second year of the term, $20,178 during the third year of the term, $20,784 during the fourth year of the term and $21,407 during the fifth year of the term.

The Company maintains a marketing and administrative office in Parker, Colorado. The Company leases approximately 1,275 square feet of space from an unaffiliated party pursuant to a five-year lease, which expires on March 31, 2005. The lease provides for an annual rent of $9,564 during the first year of the term, $10,200 during the second year of the term, $10,836 during the third year of the term, $11,472 during the fourth year of the term, $12,108 during the fifth year of the term.

In connection with the purchase of certain assets of Harriet Campbell, Inc., the Company acquired a condominium located at 216 East 75th Street in New York City. The condominium consists of approximately 1,900 square feet. The Company currently pays association dues in the amount of $652.48 per month and real estate taxes in the amount of approximately $1,200 per month.

The Company believes that these properties are suitable for their intended uses. The Company, however, had determined that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. Towards this end, the Company executed a long-term lease on January 14th, 2002, for an 11,000 square foot property at 36-36 33rd Street, Long Island City, New York. The Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company expects to occupy the premises during the 4th quarter of 2002. When the Long Island City location is fully operational, the Company plans to sell the condominium it owns on 75th Street in New York City and reduce the amount of rental space it occupies in Oceanside. These planned site consolidations should result in savings in the Company's cost related to services and selling, general and administrative expense categories. The term of the lease shall be for a period of fifteen (15) years from the commencement date. The commencement date shall be the last of the following to occur: (a) the date on which landlord gives notice to tenant that the work to be performed by landlord has been substantially completed; (b) the date landlord shall have obtained a temporary certificate of occupancy for the building which authorizes and permits the occupancy by tenant; and (c) the date on which the certain interior work has been completed. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

ITEM 3.    LEGAL PROCEEDINGS.
           ------------------

Although the Company is a party to certain routine litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. At this stage of the proceedings, it is not possible to predict the outcome of this litigation, however, management believes that the Company has meritorious defenses to the complaint. At the present time the insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
           ---------------------------------------------------

No matters were submitted during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                      -30-
792299_1
                                     PART II

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

                                           High                 Low
                                          ------               -----

    2000       First Quarter             $   4.2500          $ 1.1250
    ----
               Second Quarter                2.6875            1.6800
               Third Quarter                 2.6250            1.3750
               Fourth Quarter                2.2500            1.1880

    2001       First Quarter             $   1.6250          $ 1.2190
    ----
               Second Quarter                3.3900            1.1875
               Third Quarter                 3.1500            1.8000
               Fourth Quarter                2.9400            1.5700

As of March 22, 2002, there were 363 record holders of the Company's Common
Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2001 and 2000 and does not anticipate paying dividends in the foreseeable future.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

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

A.       RESULTS OF OPERATIONS.
         ----------------------

The Company's gross revenues, which consists primarily of revenue from services, MRR, increased from $10,750,727 in 2000 to $13,946,599 in 2001, an increase of 30%, and increased from $9,225,240 in 1999 to $10,750,727 in 2000, an increase of 17%. The increase in gross revenues from 2000 to 2001 is primarily from the increased revenue generated from HCI Acquisition Corp. In 2001, the Company recorded twelve months of revenue relating to HCI Acquisition Corp. as compared to just over one month of revenue in 2000, as HCI Acquisition Corp was acquired on November 21, 2000. The increase in revenue from HCI Acquisition Corp. was approximately $2,200,000. Additionally, the increase in both 2000 to 2001 and 1999 to 2000 is due to management's emphasis on the continued growth and diversification of the Company's recurring service revenue base. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces.

Costs related to services increased from $5,004,180 in 2000 to $6,452,181 in 2001, an increase of 29%, and increased from $3,386,606 in 1999 to $5,004,180 in 2000, an increase of 48%. Costs related to services, as a percentage of service revenue, for 2001, 2000 and 1999 were 48%, 48% and 39%, respectively. In 2001, the costs related to services primarily increased due to the Company incurring twelve months of expense relating to HCI Acquisition Corp., while in 2000 the Company only recorded just over one month of expense. This resulted in an increase in expense from 2000 to 2001 of approximately $965,000.

In addition, costs related to services increased due to additional response center personnel, additional depreciation and amortization expenses and certain fixed and variable production costs being expensed as a result of the limited production of PERS during the year ended December 31, 2001. Such limited production resulted from the Company's utilization of its inventory of leased medical devices held for lease as of December 31, 2000. In 2000, the increases in costs related to services resulted from the Company's overall expansion as well as its expansion into new regions. In the latter part of 1999 and early 2000, when the Company decided to expand into new regions, there was an increase in production of units to allow for such expansion. This expansion into new markets was primarily performed through the use of third party agencies. As the Company entered into these new regions it was discovered that the medical devices, which had not previously experienced compatibility issues with telephone lines, were experiencing such difficulties. Consequently, a significant number of units had to be returned, through the third party agencies, and redesigned to adjust for the compatibility issues experienced with the telephone lines. As a result of this redesign and upgrade to the units, the Company incurred approximately $300,000 of additional costs that could not be anticipated. Additionally, with the increased production of units and the unanticipated large movement of inventory to and from third party agencies and their network of installers, the Company incurred a significant loss of units beyond what had been experienced in the past. The effect of the lost equipment resulted in a charge to cost of services in 2000 of approximately $430,000 as compared to approximately $50,000 in 1999. In 2001, the lost equipment resulted in a minimal charge to cost related to services. In 2000, the costs related to services also increased due to additional response center personnel, depreciation and amortization, enhancement of the Company's information systems and increases in telecommunication costs resulting from the expansion of available services to subscribers.

Revenues from product sales increased from $324,521 in 2000 to $366,729 in 2001, an increase of 13%, and decreased from $435,358 in 1999 to $324,521 in 2000, a decrease of 25%. The increase in revenue from product sales from 2000 to 2001 is primarily due to the increased sales of the Company's proprietary medication compliance device (MED-TIME(R)). Decreases in revenues from product sales from 1999 to 2000 is primarily a result of management's changing focus toward the growth of its subscriber base, rental income and service revenues. In 2000, this decrease was partially offset by the increased sales of the Company's proprietary medication compliance device (MED-TIME(R)). Gross profit on product sales in 2001, 2000 and 1999 was 44%, 11% and 18%, respectively. The significant increase in the gross profit percentage for 2001 was higher due to higher gross profit margins realized on the sale of the Company's proprietary medication compliance device (MED-TIME(R)) .

Selling, general and administrative expenses increased from $6,173,008 in 2000 to $6,846,638 in 2001 , an increase of 11%, and increased from $3,961,954 in 1999 to $6,173,008 in 2000, an increase of 56%. The additional expenses incurred in 2001, as compared to 2000, were primarily the result of the following:

o    Full year of operations for HCI Acquisition Corp.
     In November 2000, the Company acquired substantially all of the assets of Harriet Campbell, Inc, a business providing telephone after-hour answering service, telephone stand-alone voice mail services and other services to the healthcare community in the New York City area. During 2001, the Company incurred twelve months of expense, while in 2000, the Company only recorded just over one month of expense. This resulted in an increase in expense from 2000 to 2001 of approximately $875,000.

o    Expenses related to new licensing agreement.
     During 2001 the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN. In connection with this agreement, the Company has incurred approximately $100,000 of expenses.

o    Put Warrant Obligation
     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 or $6, respectively, less the exercise price per share of $2. Based on a valuation of the warrants and the right of redemption of the warrantholder, the Company was required to record $130,000 of expense in 2001.

This increase in selling, general and administrative expense was partially offset by the reduction in advertising, bad debt, travel & entertainment and legal expenses.

Certain additional expenses incurred in 2000 over that of 1999 were the results of:

o    Hiring of executive and management personnel.
     As part of the Company's overall plan in anticipation for growth and expansion and solidifying of its corporate structure, it retained the services of a number of executives and other personnel. This increased payroll and related benefits over that of 1999 by approximately $800,000. The Company believes that although a significant expense was incurred for payroll and related expenses, it now has the infrastructure necessary to allow its business growth plan to proceed.

o Legal fees associated with maintaining the City of New York's Human Resources Administration contract.
     As a result of the Company pursuing its rights and remedies in connection with the HCSP contract, the Company incurred legal expenses of approximately $350,000. This amount is an accumulation of deferred costs in 1999 plus additional expenses incurred in 2000.

o    Additional reserves on Medicaid receivables.
     The Company continues to serve as the exclusive provider under the New York City contract. However, during the negotiation with New York City, there have been delays in approvals for payment. This has directly resulted in an increase in the receivable balance relating to the Medicaid sector, with respect to which the Company provided additional reserves of $225,000 during the year. The Company has engaged consultants and professionals with significant experience in this area to help expedite the processing and payment of these receivables.

o    Formation of the Company's subsidiary, HCI Acquisition Corp.
     In November 2000, the Company acquired the assets of Harriet Campbell, Inc. The expenses relating to the period in which the Company has owned this wholly owned subsidiary is reflected in the selling, general and administrative expense. This resulted in approximately $170,000 of additional expense.

o Certain other increases in selling, general and administrative expenses included additional rental expense of approximately $114,000 and depreciation expense of approximately $100,000.

ADDITIONAL FACTORS AFFECTING 2000 RESULTS
-----------------------------------------

Management analysis concluded that in order to improve the operational efficiency of the Company, certain areas of the Company's operations required corrective action. These action plans were implemented throughout 2000. The Company focused on its company-wide inventory control system, the growth in Medicaid Accounts Receivable, inefficient fragmentation and decentralization of operational processes, and inadequate and non-interrelational management information systems with poor networking capability. The management team addressed these areas as follows:

I. An outside consulting firm specializing in inventory management was engaged in June 2000 to provide recommendations and an assessment of the current inventory tracking capability. On February 26, 2001, the Company activated its new computerized inventory tracking system, which was recommended by the consulting firm. This system allows for monitoring equipment by utilizing unit serial numbers and bar codes. The inventory tracking system is intended to significantly reduce the percentage of reserve units required to be in circulation in order to assure customer satisfaction and supply.

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

V. Diversification of revenues by increasing the non-New York City HCSP contract base by 28% in 2000. The Company's acquisition of the assets of Harriet Campbell, Inc. resulted in an additional annualized revenue stream not related to the HCSP contract of $1.8 million.

To further reduce operational costs, the Company has commenced other cost saving methods including:

o Staff reductions originating from the centralization of certain accounting and customer service functions.

o Execution of a contract with a new manufacturer of PERS activator devices affording the Company a significant reduction in the overall cost of the PERS system.

o Leverage of the entire telephone and communication needs of Company under service provision by a sole provider with an anticipated reduction of one of the Company's major expenditures, positively impacting both cost of service and sales, general and administrative categories.

MANAGEMENT'S CORRECTIVE ACTION PLAN WITH REGARD TO FACTORS AFFECTING 2000
-------------------------------------------------------------------------
RESULTS
-------

The Management team continues to address those factors that impacted the 2000 results in an effort to minimize such occurrences in the future as follows:

I. In February 2001, the Company activated its new computerized inventory accounting system. The system, while continually being evaluated and modified as deemed necessary, has allowed the Company to monitor and control its inventory more efficiently. Among other things, the Company has been able to track inventory both at its own locations as well as that located at third party agencies. This has enabled the Company to utilize better inventory stock control that has resulted in the reduction of units circulated in the field, which ultimately leads to more accurate production levels. In addition, through the utilization of this system, the Company's inventory shrinkage during 2001 was minimal.

II. The Company has continued to pursue its outstanding receivables with the NYC Medicaid program. As of December 31, 2001, the Company reduced its total outstanding receivable with NYC Medicaid from December 31, 2000 by approximately $100,000. The Company, through its attorneys, lobbyist and internal personnel, continues to further pursue these receivables to reduce them down to a more reasonable level.

III. During 2001, the Company eliminated certain personnel at its operational sites which has had little impact on the Company's day to day operations. The Company continues to evaluate the possibility of more reductions to centralize more similar functions and to eliminate costly inefficiencies.

IV. The Company has streamlined its reporting and system capabilities within the MIS department as a result of the work performed by the MIS director. As the Company looks forward with future projects, the MIS department will play a significant role, and as a result the Company is looking to expand this department with other skilled and knowledgeable personnel.

V. The Company has reduced its reliance on the NYC Medicaid contract. As of December 31, 2001 the revenues generated from this program accounted for only 26% of the revenues as opposed to 35% and 41% in 2000 and 1999, respectively. With the growth of its core business, growth of its OnCall business and its new endeavor with its licensing agreement with Health Hero Network, Inc., the Company anticipates that the dependency on the NYC contract will continue to diminish.

Interest expense for 2001, 2000 and 1999 was $218,873, $145,137, and $23,087,
respectively. Interest expense increased in 2001 as a result of additional borrowings needed for the HCI Acquisition in November 2000 being outstanding for a full year and the addition of a capital equipment lease. These increases were partially offset by the decrease in interest rates. Interest expense increased in 2000 as a result of additional borrowings needed to fund increased production of units and equipment needs for new subscribers, fund management systems, and the acquisition by HCI of the assets of Harriet Campbell, Inc.

The Company's income before provision for income taxes in 2001 was $309,559 as compared to a loss of $(807,805) in 2000. The increase in 2001 resulted from an increase in the Company's service revenues, offset by increases in costs related to services and selling and administrative costs. Loss before provision for income taxes in 2000 was $(807,805), a decrease of $2,326,364 from 1999. The decrease in 2000 resulted from an increase in the Company's costs related to services and selling and administrative costs, offset by an increase in service revenues.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

During 2001, cash provided by operating activities was $2,261,260 as compared to $2,134,999 in 2000. Cash paid for income taxes in 2001 was $217,306 as compared to $156,646 in 2000. Expenditures for fixed assets and medical devices held for lease aggregated $ 817,440 in 2001 as compared to $3,237,795 in 2000. During 2001, cash increased by $281,449, as compared to a decrease in cash of $416,487 in 2000.

During 2000, the Company entered into a revolving credit line agreement that permitted maximum borrowings up to $2,500,000 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined), reduced to $1,700,000 in April 2001. Borrowings under the line bear interest at the lower of the prime rate or LIBOR plus 2.50% (as defined) and are collateralized by the Company's assets. The credit line is available until May 31, 2002. In addition, the new agreement provided for a $2,000,000 term loan facility with a term of 60 months. The bank's commitment for term loans was canceled in April 2001. There was $1,100,000 and $1,300,000 outstanding on the line of credit as of December 31, 2001 and 2000. No amounts were outstanding under the term loan facility at December 31, 2000. The agreement with respect to the facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

The following table is a summary of contractual debt obligations recorded as of December 31, 2001 as follows:

                                                                Payments Due by Period

Contractual  Obligations         Total            Less   than  1  1-3 years        4-5 years     After 5 years
                                                  year

Line of Credit - Bank            $1,100,000       $1,100,000
Debt                             $  845,189       $  245,616      $   424,206      $  70,367     $ 105,000
Capital Leases                   $  440,063       $  244,685      $   189,255      $   6,123
Operating Leases                 $1,485,788       $  279,583      $   771,312      $ 434,893
Total  Contractual Cash          $3,871,040       $1,869,884      $ 1,384,773      $ 511,383     $ 105,000
Obligations


At December 31, 2001, the Company was in compliance with its loan covenants under the amended agreement dated April 13, 2001.

At December 31, 2000, the Company was not in compliance with certain of its loan covenants. In April 2001, the loan covenant violations were waived by the bank and the Company and the bank agreed to certain amendments to the covenants on a prospective basis, as well as other significant amendments to the loan agreement. The amendments reduced the maximum line of credit from $2,500,000 to $1,700,000 and terminated the bank's commitment for term loans.

In March 2002, the Company completed negotiations with another bank, for which it received a commitment letter, subject to certain conditions, for a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan will be payable over five years while the credit facility will be available for three years. The Company will use the proceeds from this bank financing to repay the existing bank debt and fund capital expenditures and working capital needs. As a result of this agreement, the Company's debt obligation due within one year would be reduced by $1,250,000 to $650,000.

OTHER FACTORS
-------------

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI, Flushing and Oceanside ERC and Customer Service facilities. The Company, believes that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. The term of the lease shall be for a period of fifteen (15) years from the commencement date. The commencement date shall be the last of the following to occur: (a) the date on which landlord gives notice to tenant that the work to be performed by landlord has been substantially completed; (b) the date landlord shall have obtained a temporary certificate of occupancy for the building which authorizes and permits the occupancy by tenant; and (c) the date on which the certain interior work has been completed. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company expects to occupy the premises during the 4th quarter of 2002. Simultaneously with the move, the Company plans to vacate the premise in Flushing, which is currently on a month to month lease, sublet 3255 Lawson
Boulevard in Oceanside and sell the condominium currently occupied by HCI Acquisition Corp.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with Health Hero Network, Inc. (the "Agreement") in which the parties agreed to develop a new integrated appliance combining the features associated with the traditional PERS product with Health Hero Network's (HHN) technology. Pursuant to the Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with Health Hero Network, Inc.'s internet based disease management monitoring technology. The Agreement has a minimum five year term, and also provides for the payment by the Company of certain royalty fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to this Agreement to approximate $2.0 million over the next 12-18 months. The cost of the licensing component will aggregate $1,000,000, of which $300,000 has been paid as of March 22, 2002. Related professional fees of approximately $95,000 have been capitalized. The Company is currently reviewing possible sources of financing.

In the normal course of business, as of December 31, 2001, the Company has committed to purchase 2,500 Model 800 Personal Emergency Response systems in 2002. The cost to purchase these units will be $321,700. As of December 31, 2001 the Company prepaid $60,375 towards this purchase. The remaining amount outstanding will be paid within the 2002 fiscal year.


Certain related party transactions are included in Part III and in Footnotes 5 and 7 to the Consolidated Financial Statements.

The Company's working capital on December 31, 2001 was $1,757,078 as compared to $2,353,508 on December 31, 2000. The Company believes that its present cash and working capital position combined with its borrowing availability under its new credit facility and future anticipated cashflow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. However, if the Company is unable to obtain additional sources of financing, this may hinder the progress or prevent the Company from moving ahead with the Health Hero Network, Inc. endeavor. During 2002, the Company anticipates that it will make capital investments of approximately $1,000,000, exclusive of Health Hero Network, Inc., for the enhancement of its management information systems, and the production and purchase of additional systems which the Company intends to rent. In 2001 and 2000 the Company had capital expenditures of approximately $800,000 and $3,000,000, respectively.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2001, 2000 and 1999, the Company had revenues from this contract representing 26%, 35%, and 41%, respectively, of its total revenue. As of December 31, 2001 and 2000, accounts receivable from the contract represented 47% and 53%, respectively, of accounts receivable and leased medical devices in service under the contract represented 30% and 31%, respectively, of leased medical devices.

In January 1999, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. In September 2001, the Company was advised by HCSP that the RFP had been cancelled. The Company continues to provide services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract.

During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to inventory of medical devices held for lease and leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

The Company's management has developed and implemented a business plan to minimize the reliance on HCSP. This involves the reduction in HCSP related overhead and redeployment of assets to other programs, in the event that HCSP contract were not to continue for any reason. In addition, the Company focuses on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required hereby are located on pages F-1 through F-27.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
         -----------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


NAME                       AGE       POSITION WITH THE COMPANY
----                       ---       -------------------------

Howard M. Siegel           68        Chairman of the Board, President,
                                     Chief Executive Officer and Director
Theodore Simon             66        Director
Frederic S. Siegel         32        Vice President - Sales and Marketing and
                                     Director
Ronald Levin               67        Director
Yacov Shamash, PH.D        52        Director
James F. LaPolla           52        Director
Jack Rhian                 47        Vice President and Chief Operating Officer

INFORMATION ABOUT DIRECTORS

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 68, has been the Company's Chairman of the Board, President and Chief Executive Officer and a director over the past five years. Mr. Siegel also served as the Company's Chief Financial Officer prior to September 1996.

THEODORE SIMON, 66, has been a director of the Company since June 1998. He has also served as the Senior Vice President of Engineering of Fire Burglary Instruments, a division of Pittway Corp., since 1990. Prior to 1990, Mr. Simon served as President of that company prior to its acquisition by Pittway.

FREDERIC S. SIEGEL, 32, has been a director of the Company since September 1998, and has also served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 52, has been a director of the Company since being appointed in September 2000. Since 1982, Mr. LaPolla has been the President and Chief
Executive   Officer  of

Home Health Management Services, Inc, a 501C3 Non-for-Profit Community based Home Care Program.

RONALD LEVIN, 67, has been a director of the Company since August 2001. He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984. Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen's fashion Optical franchise, and since 1996, a member at Bayshore Eyes LLC, Sterling Fashion Optical franchise. Mr. Levin is currently a licensed stock broker with Investec Earnst & Co. He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 52, has been director of the Company since August 2001. He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992. Since 1990, he has also served on the Board of Directors of KeyTronic Corporation, a computer hardware manufacturer.

INFORMATION ABOUT NON-DIRECTOR EXECUTIVE OFFICERS

The following is a brief summary of the background of a non-director executive officer of the Company:

JACK RHIAN, 47, joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as
Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver health care services. Mr. Rhian holds a Masters degree in Public Administration from New York University.

NON-DIRECTOR-SIGNIFICANT OFFICERS

JOHN LESHER, 47, became the Company's Vice President, Engineering in March 1991. Prior thereto and from 1989, Mr. Lesher served as a senior engineer at the Company's former Bristol, Pennsylvania facility. From May 1984 to November 1988, Mr. Lesher served as the Operations and Manufacturing Director of Advanced Graphic Systems, Inc. (a subsidiary of Automation and Printing International Technology, Inc.), a company engaged in the sale and marketing of computerized printing equipment. Mr. Lesher holds a Doctorate degree in Electrical Engineering/Computer Engineering from Drexel and LaSalle University.

JOHN ROGERS, 55, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

RICHARD RALLO, 37, joined the Company in February 2001 as the Controller. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Mr. Shamash, Mr. Levin and Mr. Rallo failed to timely file an Initial Statement of Beneficial Ownership on Form 3. The Company is not aware of other late filings, or failures to file, any other reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001.

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------

The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer, and the four most highly compensated employees, including three executive officers who were serving at the end of the fiscal year ended December 31, 2001, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001, for services rendered in all capacities to the Company and its subsidiaries during the Company's 1999, 2000 and 2001 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                                                                                         Long-Term
      Name and                                  Annual Compensation                      Compensation
      Principal                             -----------------------------
      Position               Year           Salary                Bonus                  Options(#)
---------------------------- ----           ------                -----                  ----------

Howard M. Siegel             2001           $290,000              $7,500                    18,750
  Chairman of the            2000           $259,098(1)                0                   181,500
  Board, President           1999           $230,000                   0                    35,442
  and Chief Executive
  Officer

Jack Rhian                   2001           $125,000                   0                     18,654
 Vice President and          2000            109,979                  --                   100,000
 Chief Operating Officer     1999                 --                  --                        --

John Lesher                  2001           $113,077              $3,000                    15,000
  Vice President-            2000           $100,001              $3,500                     8,175
  Engineering                1999           $100,000                   0                    15,000

Frederic S. Siegel           2001           $175,000(2)           $7,500                   108,154
 Vice President-             2000           $107,736            $108,000(3)                 39,659
 Sales and Marketing         1999           $125,000                   0                    23,846

Kirk Amico                   2001           $107,427               1,300                     5,620
Director Management          2000             59,934                  --                        --
Information Services
                             1999                 --                  --                        --

---------------------

(1)    Includes $30,000 accrued by the Company paid to Mr. H. Siegel.

(2)    Includes  $48,000  accrued  by the  Company  but not yet  paid to Mr.  F.
       Siegel.
(3) Includes commissions plus additional incentives of $93,000 accrued by the Company but not yet paid to Mr. F. Siegel.

                ARTICLE I OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 2001 fiscal year to the Named Executive Officers. All such options were granted under the Company's 2000 Stock Option Plan, 1997 Stock Option Plan or 1991 Stock Option Plan, as amended.



                                                 Percent
                                                 of Total
                                                 Options
                                                 Granted to            Exercise
                               Number of         Employees in          Price             Expiration
      Name                      Options          Fiscal Year           Per Share         Date
-----------------              ---------         ------------          ---------         ----------

Howard M. Siegel                    8,750            1.9%               $3.025           07/25/06
                                   10,000            2.2%               $2.09            10/30/06

Jack Rhian                          5,529            1.2%               $1.1875          04/03/06
                                    3,125            0.7%               $2.75            07/25/06
                                   10,000            2.2%               $1.90            10/30/06

John Lesher                         2,500            0.6%               $1.1875          04/03/06
                                    2,500            0.6%               $2.75            07/25/06
                                   10,000            2.2%               $1.90            10/30/06

Frederic S. Siegel                  3,500            0.8%               $1.1875          04/03/06
                                   52,891           11.6%               $1.1875          04/03/06
                                    3,610            0.8%               $2.75            07/25/06
                                   10,000            2.2%               $1.90            10/30/06
                                   25,000            5.5%               $2.87            12/31/06
                                   13,153            2.9%               $2.87            12/31/06

Kirk Amico                          3,014            0.7%               $1.1875          04/03/06
                                    2,606            0.6%               $2.75            07/25/06


OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 2001 and the number and value at December 31, 2001 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.

                                                                          Number of
                                                                          Securities             Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised            In-the-Money
                                                                          Options/SARs           Options/SARs
                                                                          at FY-End (#)          at FY-End ($)
                      Shares Acquired                                     Exercisable/           Exercisable/
    Name              On Exercise (#)        Value Realized ($)           Unexercisable          Unexercisable
    ----              ---------------        ------------------           -------------          -------------

  Howard M. Siegel            --                      --                     264,075 / 0             $43,283 / 0

  Jack Rhian                  --                      --                   38,654 / 80,000      $30,903/ $69,600

  John Lesher                 --                      --                      91,305 / 0             $48,310 / 0

  Frederic S. Siegel          --                      --                    208,298 / 0             $185,029 / 0

  Kirk Amico                  --                      --                       5,620/0                $ 5,384/0


COMPENSATION OF DIRECTORS

Pursuant to the Company's 1997 and 2000 Stock Option Plans, the Board has the authority to grant options to directors in its discretion. The Board may from time to time authorize the grant of stock options to directors in connection with attendance at Board of Director meetings, at such times and in amounts as determined by the Board in its sole discretion. The Board of Directors generally grants 10,000 options to each director per calendar year for participation in meetings of the Board. In addition, each director receives $750 for each meeting of the Board of Directors attended and receives $250 in connection with attendance at meetings of committees of the Board of Directors.

EMPLOYMENT AGREEMENTS

In January 2000, the Company has entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement expires in December 2002 and provides for an annual base salary of $260,000 for the year 2000, $290,000 for the year 2001 and $320,000 for the year 2002. As an inducement for Mr. Siegel to enter into the employment agreement, Mr. Siegel received options to purchase up to 160,000 shares of the Company's Common Stock, at an exercise price of $2.75 per share. The term of exercise is five years from the date of grant and all such options vested immediately upon the execution of the employment agreement.

Mr. Siegel will receive additional compensation for any year that the Company's pre-tax income, as defined in the employment agreement, exceeds $2,000,000 as follows: an amount equal to 8% of the Company's pre-tax income between $2,000,000 and $3,000,000, 9% of the Company's pre-tax income between $3,000,000 and $4,000,000 and 10% of the Company's pre-tax income in excess of $4,000,000. In lieu of payment of all or parts of such additional consideration in cash, such additional compensation may be paid to Mr. Siegel, at his option, in Common Stock of the Company as of December 31 of the year for which pre-tax profits are determined.

In the event of his death during the term of the employment agreement, Mr. Siegel's estate or such other person as he shall designate shall be entitled to receive his base salary for a period of one year from the date of his death.

The Company may terminate the employment agreement in the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) days in any 12 month period. In such event, Mr. Siegel shall be entitled to receive his base salary and any additional compensation earned for such fiscal year prorated to the date of termination.

In addition, in the event there is a change in control and Mr. Siegel terminates his employment with the Company within 180 days following such change in control, Mr. Siegel will be entitled to his base salary, the additional compensation described above, any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation for the past 5 years.

On November 6, 2001, The Company entered into an employment agreement with Mr. Frederic S. Siegel pursuant to which he is employed full-time as the Company's Vice President of Sales and Marketing. The agreement has a term of three years and expires in December 2003. The agreement provides for an annual base salary of $175,000, $200,000 and $163,804 in each fiscal year of the contract. Mr. Siegel also received options to purchase up to 25,000 shares of the Company's Common Stock, at an exercise price of $2.87, per share.

In addition to the base salary in 2003, Mr. Frederic S. Siegel shall receive compensation for the sales and operating results of the Company in the year 2003 as follows:

        (A) 2003 Commission Schedule

      COMMISSION ON GROSS REVENUE                            (B)      Commission on EBIT

$12 Million - 14 Million       .25%                    $ 250,000 - $1 Million               0.00%
$14 Million - 17 Million       .50%                    $ 1 Million - $1.5 Million           1.0%
$17 Million - 20 Million       1.25%                   $ 1.5 Million - 2 Million            1.5%
$20 Million - 25 Million       2.0%                    $ 2.0 Million - 2.5 Million          3.0%
$25 Million Plus               3.0%                    >$ 2.5 Million                       4.0%

Additionally, in each of the three years under agreement the employee is entitled to receive additional stock options to purchase a number of shares of common stock equal to 2.5% of earnings before interest and taxes ("EBIT"). Stock options will be calculated at the end of the Company's calendar year. The maximum stock options that can be issued under this agreement during any one-year period is 100,000.

In the event that Mr. Frederic S. Siegel should become disabled and be unable to perform his duties for a period of than one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Frederic S. Siegel shall be entitled to receive his base salary and additional compensation earned for such fiscal year, if any, prorated to the date of termination.

In the event of his death during the term of the employment agreement, Mr. Frederic S. Siegel's estate or such other person as he designated would have been entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control and Mr. Siegel terminates his employment with the Company within 180 days following such change in control, Mr. Siegel will be entitled to his base salary, the additional compensation described in the preceding paragraph, any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation for the past 5 years.

On February 1, 2002, the Company entered into an amended employment agreement with Mr. Jack Rhian. The amended agreement has a term of three years and expires in January 2005, unless earlier terminated pursuant to the provisions of the Agreement dated January 31, 2000 and the provisions set forth in this agreement. The agreement provides for an annual base salary of $165,000, $180,000 and $200,000 in each fiscal year of the contract. In addition, Mr. Rhian received options to purchase up to 80,000 shares of the Company's Common Stock, of which options to purchase 30,000 shares were granted at an exercise price of $3.25 per share, 25,000 at an exercise price of $3.50 and 25,000 shares at an exercise price of $4.00. Options to purchase 30,000 shares vested on January 31, 2002, 25,000 vest on January 31, 2003 and 25,000 shares vest on January 31, 2004. The term of the options is 5 years from the date of vesting of each installment.

Mr. Rhian will receive additional compensation for any year that the Company's pre-tax income, as defined in the employment agreement, exceeds certain thresholds. Mr. Rhian will receive an amount equal to 1% of the Company's EBIT between $1,000,000 and $1,500,000, 1.5% of the Company's EBIT between $1,500,000 and $2,000,000, 3.0% of the Company's EBIT between $2,000,000 and $2,500,000 and
4.0% of the Company's EBIT in excess of $2,500,000. In the event the Company realizes an EBIT of $3,000,000 or more in calendar year 2003 or 2004, the Company will provide Mr. Rhian with an option to purchase an additional 25,000 shares of Common Stock of the Company at a price of $3.50 per share.

In the event that Mr. Rhian should become disabled and be unable to perform his duties for a period of than one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Rhian shall be entitled to receive his base salary for a period of one (1) year from the date of such termination.

In the event of his death during the term of the employment agreement, Mr. Rhian's estate or such other person as he designated would have been entitled to receive an amount equal to (i) four (4) months of Mr. Rhian's base salary, in the event of death during the first year of the employment agreement, eight (8) months of Mr. Rhian's base salary, in the event of death during the second year of the employment agreement, or (ii) twelve (12) months of Mr. Rhian's base salary, in the event of death during the third year of the employment agreement.

In addition, in the event there is a change in control and Mr. Rhian terminates his employment with the Company within 180 days following such change in control, Mr. Rhian will be entitled to his base salary, the additional compensation described above, any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation for the past 5 years.

On February 1, 2002 the Company has entered into an employment agreement with Dr. John Lesher pursuant to which he is employed full-time as the Company's Vice President of Engineering. The agreement has a term of three years and expires in January 2005. The agreement provides for an annual base salary of $135,000, $150,000 and $170,000 in each fiscal year of the contract. In addition, Dr. John Lesher received options to purchase up to 75,000 shares of the Company's Common Stock, of which options to purchase 30,000 shares were granted at an exercise price as of $3.25 per share, 30,000 at an exercise price of $3.50 and 15,000 shares at an exercise price of $4.00. Options to purchase 30,000 shares vested on January 31, 2002, 30,000 vest on January 31, 2003, and 15,000 vest on January 31, 2004. The term of the options is 5 years from the date of vesting of each installment.

In the event that Dr. Lesher should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Dr. Lesher shall be entitled to receive his base salary for a period of one (1) year from the date of such termination.

In the event of his death during the term of the employment agreement, Dr. Lesher's estate or such other person as he designated would have been entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control and Dr. Lesher terminates his employment with the Company within 180 days following such change in control, Dr. Lesher will be entitled to his base salary, the additional compensation described above, any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation for the past 5 years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND
          --------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ----------------------------

                Equity Compensation Plan Information


Plan Category                 Number of Securities to be      Weighted-average         Number of securities
                              issued upon exercise of         exercise price of        remaining available for the
                              outstanding options, warrants   outstanding options,     future issuance under equity
                              and rights                      warrants and rights      compensation plans (excluding
                                                                                       securities

                                                                                       reflected in column (a))


Equity Compensation plans
approved by security holders            1,229,386                      $2.41                      918,931

Equity Compensation plans
not approved by security
holders                                     -                            -                           -


                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 22, 2002, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and
(d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

Name and Address                               Amount and Nature of                 Percent of
Beneficial Owner(1)                            Beneficial Ownership                  Class(2)
--------------------                           --------------------                  --------

Howard M. Siegel                                      1,320,832(3)                   19.4%

Ron Levin                                               164,050(4)                    2.5%
184 Greenway Road
Lido Beach, NY 11561

Theodore Simon                                          191,570(5)                    2.9%
35 Melrose Road
Dix Hills, New York 11746

Frederic S. Siegel                                      317,160(6)                    4.7%

James F. LaPolla                                         10,000(7)                      *
Home Health Management Services, Inc.
853 Broadway
New York, NY 10003

Yacov Shamash, PH.D.                                     10,000(8)                      *
7 Quaker Hill Road
Stony Brook, NY 11790

Jack Rhian                                              150,988(9)                    2.3%

John Lesher                                             122,325(10)                   1.8%




Kirk Amico                                               10,748(11)                     *

All directors and executive
officers as a group
(9 persons)                                           2,297,673(12)                  31.3%


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

(3)    Includes 288,113 shares subject to currently exercisable stock options.

(4) Includes 10,000 shares subject to currently exercisable stock options. Includes 25,000 shares owned by Mrs. Levin's wife, to which Mr. Levin disclaims beneficial ownership.

(5) Includes 50,801 shares held by Mr. Simon as custodian for three of his children. Mr. Simon disclaims beneficial ownership of such shares. Also includes 40,000 shares subject to currently exercisable stock options.

(6)    Includes 218,460 shares subject to currently exercisable stock options.

(7)    Consists of 10,000 shares subject to currently exercisable stock options.

(8)    Consists of 10,000 shares subject to currently exercisable stock options.

(9) Consists of 102,988 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.

(10) Consists of 122,325 shares subject to currently exercisable stock options.

(11)   Includes 10,748 shares subject to currently exercisable stock options.

(12)   Includes  options  indicated in notes (3),  (4), (5), (6), (7), (8), (9),
       (10) and (11).


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

The Company's executive offices and primary Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board, Chief Executive Officer and President of the Company. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "Lease"). The Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the "1997 Lease"), for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Mr. H. Siegel. The 1997 Lease calls for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease. The Company believes that both leases have terms which are competitive and customary.

The Company purchases all of its business insurance through Breitstone & Co., Ltd., an insurance brokerage and consulting firm that is owned by Mr. Peter Breitstone, a former director of the Company. The annual commission currently earned by Breitstone & Co., Ltd. on such insurance is approximately $15,000. The Company believes that the premiums paid to the various insurance carriers are competitive and the commissions paid to Breitstone & Co., Ltd. are customary in the insurance industry. Mr. Breitstone resigned as director of the Company in 2001.

The Company has entered into an employment agreements with Mr. Frederic S. Siegel, Mr. Howard Siegel and Mr. Jack Rhian. See "Item 10 - Employment Agreements".

The Company employs Joy Siegel as Vice President of Provider Relations. In 2001, the Company paid Ms. Siegel a salary of $80,000. Ms. Siegel is the daughter of Mr. H. Siegel.

Mr. H. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him. The Company's Compensation Committee has determined to recommend to the Board that Mr. H. Siegel issue a promissory note in favor of the Company in the principal amount described above, with interest and payment terms to be specified.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

(A)    EXHIBITS

       Exhibit No.    Identification of Exhibit
       -----------    -------------------------

       2(a) Asset Purchase Agreement, dated November 21, 2000, among HCI Acquisition Corp., American Medical Alert Corp., Harriet Campbell, Incorporated and Angus Campbell. (Incorporated by reference to Exhibit 2(a) of the Company's form 10-KSB for the year ended December 31, 2000.)

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

       3(d)         Certificate  of  Incorporation  of  HCI  Acquisition   Corp.
                    (Incorporated by reference to Exhibit 3(d) of the Company's form 10-KSB for the year ended December 31, 2002).

       10(a)(i) Employment Agreement dated January 31, 2000 between the Company and Jack Rhian. (Incorporated by reference to Exhibit 10(c)(ii) to the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

       10(a)(ii)*   Amended Employment Agreement dated February 1, 2002, between the Company and Jack Rhian.

       10(b) Employment Agreement dated January 1, 2000 between the Company and Howard M. Siegel. (Incorporated by reference to
                    Exhibit 10 (c)(iii) to the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

       10(c)(i)*    Employment  Agreement  dated as of January 1, 2001,  between the Company and Frederic S. Siegel.

       10(c)(ii)*   Letter  dated  March  28,  2002,  amending  Frederic  Siegel
                    Employment Agreement.

       10(d)* Employment Agreement dated January 31, 2002, between the Company and Dr. John Lesher.

       10(e)(i) Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).

       10(e)(ii)    First  Amendment to the Mt. Laurel Lease.  (Incorporated  by
                    reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

                    Second Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

       10(e)(iv)    Third  Amendment to the Mt.  Laurel Lease  (Incorporated  by
                    reference to Exhibit 10(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

       10(e)(v)*    Fourth Amendment to the Mt. Laurel Lease.

       10(f)(i) Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

       10(f)(ii)    Amendment to Lease for the  premises  located at 3265 Lawson
                    Boulevard, Oceanside, New York (Incorporated by reference to
                    Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997).

       10(g)(i) Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(j) to the Company's Form 10-KSB for the year ended December 31, 1997).

       10(g)(ii)    Addendum  to  lease  for  premises  located  at 3255  Lawson
                    Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(j)(ii) to the Company's Form 10-KSB for the year ended December 31, 1999).

       10(h)(i) Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31,
                    1997).

       10(h)(ii)    Assignment  of  Rents  and  Leases  dated  January  7,  1999 relating to the leased premises at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(x) to the Company's form 10-KSB for the year ended December 31,
                    1998).

       10(i) Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York dated September 1, 1998 by and between the Company and Roseann and Charles Rojo. (Incorporated by reference to Exhibit 10(l) of the Company's form 10-KSB for the year ended December 31, 1998).

       10(j) Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1995.)

       10(k) Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois (Incorporated by reference to
                    Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1997).

       10(l)*       Lease  for  the  premises  located  at Store Space No. 300,
                    12543  North  Highway  83, Parker,  Colorado, dated March 9,
                    2000.

       10(m)(i)*    Lease for the premises  located at 33-36 33rd  Street,  Long
                    Island, City, New York, dated January 14, 2002.

       10(m)(ii)*   Lease  Amendment and  Modification  for  premises located at
                    33-36 Street, Long Island City, New York.

       10(n) Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

       10(o) 1997 Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Company's Form 10-KSB for the year ended December 31, 1997).

       10(p)(i) Agreement between the Company and the City of New York (Incorporated by reference to Exhibit 10(o) to the Company's Form 10-KSB for the year ended December 31, 1996).

       10(p)(ii)*   Agreement  between  the  Company  and  the City of New York, dated February 22, 2002.

       10(q)(i) Purchase/Leaseback Agreement dated July 13, 1999 with Celtic Leasing Corp. (Incorporated by reference to Exhibit 10(r)(i) to the Company's Form 10-KSB for the year ended December 31,
                    1999).

       10(q)(ii)    Purchase/Leaseback  Agreement  dated  January  13, 1998 with
                    Celtic Leasing Corp.  (Incorporated  by reference to Exhibit
                    10(u)(  to the  Company's  Form  10-KSB  for the year  ended
                    December 31, 1998.)

       10(r)(i) Loan Agreement dated as of April 27, 1998 by and between the Company and European American Bank. (Incorporated by reference to exhibit 10(w) to the Company's Form 10-KSB for the year ended December 31, 1998.)

       10(r)(ii)    First  Amendment to Loan  Agreement  between the Company and
                    European American Bank,  extending such agreement to May 31,
                    2001. (Incorporated by reference to Exhibit 10(t)(ii) to the Company's Form 10-KSB for the year ended December 31, 1999).

       10(s)(i) Amended and Restated Loan Agreement, dated November 21, 2000, between the Company and European American Bank. (Incorporated by reference to Exhibit 10(v)(i) of the Company's Form 10-KSB for the year ended December 31, 2000.)

       10(s)(ii)    First  Amendment  to Loan  Agreement,  dated as of April 13,
                    2001,  among the Company,  HCI and European  American  Bank.
                    (Incorporated by reference to Exhibit 10(v)(ii) of the Company's Form 10-KSB for the year ended December 31, 2000.)

       10(t)* Advisory Agreement dated February 6, 2002, between the Company and Cameron Associates, Inc.

       21(a) Subsidiaries of the Company. (Incorporated by reference to Exhibit 21(a) of the Company's Form 10-KSB for the year ended December 31,2000.)

       23.1*        Consent of Margolin, Winer & Evens LLP.



-------------------
*    Filed herewith.

(B)  REPORTS ON FORM 8-K
     -------------------

     On December 6, 2001, the Company filed a Current Report on Form 8-K relating to Item 5, other events, reporting the issuance of a press release announcing the discovery and removal of an erroneous report which was posted on the Yahoo Financial News Page.

     On January 18, 2002, the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release announcing the signing of a long term lease for a new communications center facility.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN MEDICAL ALERT CORP.


                                          By: /s/ Howard M. Siegel
                                             -----------------------------------
                                             Howard M. Siegel
                                             Chairman of the Board and President

Dated: April 1, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Howard M. Siegel             Chairman of the Board,          April 1, 2002
---------------------------      President, Chief Executive
Howard M. Siegel                 Officer and Director


/s/ Ronald Levin                 Director                        April 1, 2002
---------------------------
Ronald Levin


/s/ Theodore Simon               Director                        April 1, 2002
---------------------------
Theodore Simon


/s/ Frederic S. Siegel           Vice President, Sales and       April 1, 2002
---------------------------      Marketing and Director
Frederic S. Siegel


/s/ James LaPolla                Director                        April 1, 2002
---------------------------
James F. LaPolla


/s/ Yacov Shamash                Director                        April 1, 2002
---------------------------
Yacov Shamash


/s/ Richard Rallo                Controller                      April 1, 2002
------------------------
Richard Rallo

                          AMERICAN MEDICAL ALERT CORP.
                                AND SUBSIDIARIES


                  CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS
================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS                                   F-1


FINANCIAL STATEMENTS:

    Consolidated Balance Sheets                                 F-2 and F-3

    Consolidated Statements of Income                               F-4

    Consolidated Statements of Shareholders' Equity                 F-5

    Consolidated Statements of Cash Flows                       F-6 and F-7

    Notes to Consolidated Financial Statements                  F-8 - F-27

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 200l. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

March 14, 2002


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
===================================================================================================================================

December 31,                                                                                2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 2)

CURRENT ASSETS:
   Cash                                                                              $        818,696      $        537,247
   Accounts receivable (net of allowance for doubtful accounts of
      $417,500 in 2001 and $300,000 in 2000) (Notes 1 and 11)                               2,866,015             2,850,756
   Notes and other receivables (Notes 3 and 5)                                                276,594               219,971
   Inventory (Note 1)                                                                         171,283               154,880
   Prepaid and refundable taxes                                                               109,328               601,478
   Prepaid expenses and other current assets                                                  123,987                98,859
   Deferred income taxes (Notes 1 and 6)                                                      408,000               309,000
                                                                                     ----------------      ----------------

TOTAL CURRENT ASSETS                                                                        4,773,903             4,772,191
                                                                                     ----------------      ----------------

INVENTORY OF MEDICAL DEVICES HELD FOR LEASE (NOTE 1)                                        1,433,750             1,886,016
                                                                                     ----------------      ----------------
FIXED ASSETS - AT COST:
   Building (condominium unit)                                                                400,000               400,000
   Leased medical devices                                                                  10,759,799             9,927,351
   Monitoring equipment                                                                     1,322,788             1,146,454
   Furniture and equipment                                                                    520,953               535,927
   Leasehold improvements                                                                     219,600               219,600
   Automobiles                                                                                 61,084                45,468
                                                                                     ----------------      ----------------
                                                                                           13,284,224            12,274,800
   Less accumulated depreciation and amortization (Note 1)                                  6,985,923             5,567,574
                                                                                     ----------------      ----------------

                                                                                            6,298,301             6,707,226
                                                                                     ----------------      ----------------
OTHER ASSETS:
   Long-term portion of notes receivable (Note 3)                                             162,918               196,428
   Intangible assets and deferred charges
      (net of accumulated amortization of $457,055
      in 2001 and $209,438 in 2000) (Notes 1,3 and 4)                                       1,594,722             1,502,375
   Other assets                                                                               117,749                69,597
   Deferred Income taxes                                                                       50,000                   -
                                                                                     ----------------      ----------------

                                                                                            1,925,389             1,768,400
                                                                                     ----------------      ----------------

TOTAL ASSETS                                                                         $     14,431,343      $     15,133,833
                                                                                     ================      ================


                                                                             F-2

================================================================================
The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
====================================================================================================================================

December 31,                                                                                 2001                  2000
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of notes payable (Note 2)                                         $      1,345,616      $        247,839
   Accounts payable                                                                           799,456             1,077,168
   Accrued expenses                                                                           538,949               750,754
   Current portion of capital lease obligations (Note 7)                                      214,903               179,565
   Deferred revenue (Note 1)                                                                  117,901               163,357
                                                                                     ----------------      ----------------

TOTAL CURRENT LIABILITIES                                                                   3,016,825             2,418,683
                                                                                     ----------------      ----------------

DEFERRED INCOME TAX LIABILITY (NOTES 1 AND 6)                                                 519,000               507,000
LONG-TERM PORTION OF NOTES PAYABLE (NOTE 2)                                                   599,573             2,107,843
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS (NOTE 7)                                       180,065               308,721
PUT WARRANT OBLIGATION (NOTE 3)                                                               319,000               189,000
ACCRUED RENTAL OBLIGATION AND OTHER (NOTE 7)                                                   61,466                51,866
                                                                                     ----------------      ----------------

TOTAL LIABILITIES                                                                           4,695,929             5,583,113
                                                                                     ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 7, 8, 10, 11 AND 14)                                        -                     -

SHAREHOLDERS' EQUITY (NOTES 8 AND 10):
   Preferred stock, $.01 par value -
       Authorized, 1,000,000 shares; none issued and outstanding
   Common stock, $.01 par value -
       Authorized, 20,000,000
       Issued 6,498,545 shares in 2001 and 6,458,021 in 2000                                   64,985                64,580
   Additional paid-in capital                                                               6,340,669             6,265,939
   Retained earnings                                                                        3,435,792             3,326,233
                                                                                     ----------------      ----------------
                                                                                            9,841,446             9,656,752
   Less treasury stock, at cost (43,910 shares)                                              (106,032)             (106,032)
                                                                                     ----------------      ----------------
TOTAL SHAREHOLDERS' EQUITY                                                                  9,735,414             9,550,720
                                                                                     ----------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $     14,431,343      $     15,133,833
                                                                                     ================      ================


                                                                             F-3

================================================================================
The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
====================================================================================================================================

Years Ended December 31,                                             2001               2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUE (NOTES 1 AND 11):
   Services                                                   $   13,579,870      $   10,426,206        $   8,789,882
   Product sales                                                     366,729             324,521              435,358
                                                              --------------      --------------        -------------

                                                                  13,946,599          10,750,727            9,225,240
                                                              --------------      --------------        -------------

COSTS AND EXPENSES (INCOME):
   Costs related to services                                       6,452,181           5,004,180            3,386,606
   Cost of products sold                                             205,486             289,221              357,046
   Selling, general and administrative expenses                    6,846,638           6,173,008            3,961,954
   Interest expense                                                  218,873             145,137               23,087
   Other income                                                      (86,138)            (53,014)             (22,012)
                                                              --------------      --------------        -------------

                                                                  13,637,040          11,558,532            7,706,681
                                                              --------------      --------------        -------------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                                      309,559            (807,805)           1,518,559

PROVISION (CREDIT) FOR INCOME TAXES
   (NOTES 1 AND 6)                                                   200,000            (278,000)             643,000
                                                              --------------      --------------        -------------

NET INCOME (LOSS)                                             $      109,559      $     (529,805)       $     875,559
                                                              ==============      ==============        =============


BASIC EARNINGS (LOSS) PER SHARE (NOTE 1)                           $     .02           $    (.08)           $     .14
                                                                   =========           =========            =========

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 1)                         $     .02           $    (.08)           $     .14
                                                                   =========           =========            =========


                                                                             F-4

================================================================================
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
====================================================================================================================================

Years Ended December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                    COMMON STOCK
                                                    ------------

                                              NUMBER                            ADDITIONAL
                                                OF                               PAID-IN         RETAINED         TREASURY
                                              SHARES           AMOUNT            CAPITAL         EARNINGS           STOCK
                                              ------           ------            -------         --------           -----
BALANCE - JANUARY 1, 1999                   6,397,570        $  63,976      $  6,089,050      $  2,980,479      $  (106,032)

EXERCISE OF STOCK OPTIONS (NOTE 8)             24,262              242            61,901                 -                -

EXERCISE OF STOCK WARRANTS (NOTE 8)            25,000              250            49,750                 -                -

NET INCOME FOR THE YEAR ENDED
    DECEMBER 31, 1999                               -                -                 -           875,559                -
                                            ---------        ---------      ------------      ------------      -----------

BALANCE - DECEMBER 31, 1999                 6,446,832           64,468         6,200,701         3,856,038         (106,032)

EXERCISE OF STOCK OPTIONS (NOTE 8)             11,189              112            26,194                 -                -

WARRANTS ISSUED (NOTES 3 AND 8)                     -                -            39,044

NET LOSS FOR THE YEAR ENDED
     DECEMBER 31, 2000                              -                -                 -          (529,805)               -
                                            ---------        ---------      ------------      ------------      -----------
BALANCE - DECEMBER 31, 2000                 6,458,021           64,580         6,265,939         3,326,233         (106,032)

EXERCISE OF STOCK OPTIONS (NOTE 8)             40,524              405            74,730                 -                -

NET INCOME FOR THE YEAR ENDED
     DECEMBER 31, 2001                              -                -                 -           109,559                -
                                            ---------        ---------      ------------      ------------      -----------
BALANCE - DECEMBER 31, 2001                 6,498,545        $  64,985      $  6,340,669      $  3,435,792      $  (106,032)
                                            =========        =========      ============      ============      ============


                                                   TOTAL
                                                   -----
BALANCE - JANUARY 1, 1999                     $  9,027,473

EXERCISE OF STOCK OPTIONS (NOTE 8)                  62,143

EXERCISE OF STOCK WARRANTS (NOTE 8)                 50,000

NET INCOME FOR THE YEAR ENDED
    DECEMBER 31, 1999                              875,559
                                              ------------

BALANCE - DECEMBER 31, 1999                     10,015,175

EXERCISE OF STOCK OPTIONS (NOTE 8)                  26,306

WARRANTS ISSUED (NOTES 3 AND 8)                     39,044

NET LOSS FOR THE YEAR ENDED
     DECEMBER 31, 2000                            (529,805)
                                              ------------
BALANCE - DECEMBER 31, 2000                      9,550,720

EXERCISE OF STOCK OPTIONS (NOTE 8)                   75,135

NET INCOME FOR THE YEAR ENDED
     DECEMBER 31, 2001                              109,559
                                               ------------
BALANCE - DECEMBER 31, 2001                   $   9,735,414
                                              =============

                                                                             F-5

================================================================================
The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================

Years Ended December 31,                                                   2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $     109,559      $    (529,805)     $     875,559
   Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
       Provision (credit) for deferred income taxes                       (137,000)           (69,000)            56,000
       Provision for doubtful receivables                                  117,500            225,000             15,000
       Gain on sale and leaseback of fixed assets                           (5,600)            (5,600)            (5,600)
       Depreciation and amortization                                     2,024,588          1,738,238          1,273,484
       Provision for valuation of put warrants                             130,000                  -                  -
       Accrued rental obligation                                            15,200             40,300                  -
       Decrease (increase) in:
          Accounts receivable                                             (132,759)          (705,903)          (100,142)
          Inventory                                                        (16,403)           636,692            537,954
          Prepaid and refundable taxes                                     492,150           (441,241)          (160,237)
          Prepaid expenses and other
             current assets                                                (25,128)            83,452            (42,679)
          Other assets                                                     (48,152)            31,558           (108,073)
       Increase (decrease) in:
          Accounts payable                                                 (98,412)           601,935            119,926
          Accrued expenses                                                (118,827)           406,016            100,031
          Deferred revenue                                                 (45,456)           123,357                  -
          Income taxes payable                                                   -                  -            (21,569)
                                                                     -------------      -------------      -------------

   Net Cash Provided by Operating Activities                             2,261,260          2,134,999          2,539,654
                                                                     -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances for note receivable                                           (140,000)          (300,000)                 -
   Repayments of note receivable                                           116,887             36,308                  -
   Purchase of HCI (Note 3)                                               (272,278)          (982,647)                 -
   Expenditures for fixed assets including
      inventory of medical devices held
      for lease                                                           (817,440)        (3,237,795)        (3,190,535)
   Proceeds from sale of equipment                                               -            250,178            250,000
   Payment for goodwill, account acquisitions
      and licensing agreement                                             (339,964)          (390,117)          (116,205)
                                                                     -------------      -------------      -------------

   Net Cash Used in Investing Activities                                (1,452,795)        (4,624,073)        (3,056,740)
                                                                     -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                              41,287          2,250,000                  -
   Repayment of notes payable                                             (451,780)           (19,318)                 -
   Payment of financing costs                                                   -             (41,022)                 -
   Principal payments under capital
      lease obligations                                                   (191,658)          (143,379)           (61,165)
   Proceeds upon exercise of stock options                                  75,135             26,306             62,143
   Proceeds upon exercise of non-employee
      stock warrants                                                             -                  -             50,000
                                                                     -------------      -------------      -------------

   Net Cash (Used in) Provided by Financing Activities                    (527,016)         2,072,587             50,978
                                                                     -------------      -------------      -------------

                                                                             F-6
================================================================================
The accompanying notes are an integral part of these financial statements.


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================

Years Ended December 31,                                         2001               2000              1999
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                              $   281,449       $  (416,487)      $   (466,108)

CASH - BEGINNING OF YEAR                                         537,247           953,734          1,419,842
                                                             -----------       -----------       ------------

CASH - END OF YEAR                                           $   818,696       $   537,247       $    953,734
                                                             ===========       ===========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION -
   Cash paid during the year for:
      Interest                                               $   220,227       $   135,148       $     23,087
      Income taxes                                               217,306           156,646            765,569

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
   Fixed assets recorded under
      capital lease obligations                              $    98,340       $   250,178       $    250,000


During 2000 and 1999,  the Company sold and leased back
various  monitoring   equipment  which  was  placed  in
service during prior years. There was no gain or loss on the 2000 or 1999 transactions.

During 2000, the Company entered into an agreement relating to the purchase of certain trade accounts, whereby the Company paid cash of $200,000 and agreed to pay the $125,000 balance over a two-year period ending in 2002. (Note 2)

In  connection  with the HCI  acquisition  in  November
2000,  warrants  were  issued  with a value of $228,044
($189,000 recorded as a liability and $39,044 as paid-in-capital). (Note 3)


                                                                             F-7
================================================================================
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. SUMMARY OF             SCOPE OF BUSINESS - The Company's business is to sell,
   SIGNIFICANT            rent,    install,    service   and   monitor    remote
   ACCOUNTING             communication   systems  with  personal  security  and
   POLICIES               smoke/fire  detection   capabilities,   linked  to  an
                          emergency  response  monitoring  center.  The  Company
                          markets  its  products   primarily  to   institutional
                          customers,   including   long-term   care   providers,
                          retirement  communities,   hospitals,  and  government
                          agencies  across  the  United  States  and  individual
                          consumers.   The  Company  also  provides  after-hours
                          telephone   answering   services   through   its   HCI
                          Acquisition  Corp.  subsidiary.  (See  Notes 3, 11 and
                          12.) In addition, the Company, under an exclusive licensing agreement, markets MED-TIME, an electronic medication reminder and dispensing unit.

                          CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries, HCI Acquisition Corp. and Safe Com, Inc.; together the "Company". All material inter-company balances and transactions have been eliminated.

                          INVENTORY VALUATION - Inventory, consisting of medical alert devices and component parts, is valued at the lower of cost (first-in, first-out) or market. Raw materials and work-in-process were approximately $171,000 and $155,000 at December 31, 2001 and 2000,
                          respectively. Inventory of medical devices held for lease are finished goods that the Company intends to place in service as fixed assets under its rental program. Finished goods inventory consists of new, upgraded and refurbished units, and units held for upgrading. Costs associated with upgrading and refurbishing finished goods are expensed as incurred.

                          FIXED ASSETS - Depreciation is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

                               Building                         20 years
                               Leased medical devices        3 - 7 years
                               Monitoring equipment              5 years
                               Furniture and equipment       5 - 7 years
                               Automobiles                       3 years

                          Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

                          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the impairment loss, if any, is
================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          based on the fair value of the asset. The statement also requires that certain long-lived assets and identifiable intangibles that are to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell. The application of SFAS No. 121 did not have a significant impact on the Company's results of operations or financial condition during the three-year period ending December 31, 2001. (See
                          Note 11.)

                          INTANGIBLE ASSETS AND DEFERRED CHARGES - Amortization is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

                              Goodwill                          15 years
                              Trade accounts                   3-5 years
                              Trade name                        10 years
                              Licensing agreement      Life of Agreement
                              Noncompete agreement               5 years

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

                          Intangible assets and deferred charges consist of the following:

                                                                    December 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------   -----------
                          Goodwill                            $  896,371   $  787,969
                          Trade accounts                         744,049      707,822
                          Trade name                              50,000       50,000
                          Covenants                               60,000       60,000
                          Financing costs                         41,022       41,022
                          Licensing agreement                    260,335       65,000
                                                              ----------   ----------
                                                               2,051,777    1,711,813
                          Less: Accumulated amoritzation         457,055      209,438
                                                              ----------   ----------

                                                              $1,594,722   $1,502,375
                                                              ==========   ==========

                          NEW PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" which states that goodwill and other intangible assets with indefinite lives, is no longer to be amortized, but instead are to be tested for impairment at least annually. The impairment process will consist of comparing the fair value of the intangible asset to its carrying

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          value. The Company shall adopt SFAS No. 142 effective January 1, 2002. The impact of SFAS No. 142 on the Company's financial statements has not yet been determined.

                          In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". This statement is effective for the fiscal years beginning after December 15, 2001. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The Company does not believe the statement will have a significant impact on its results of operations.

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

                          RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $117,753, $93,600 and $110,480 for the years ended
                          December 31, 2001, 2000, and 1999, respectively.

                          INCOME PER SHARE - The Company adopted SFAS No. 128, "Earnings Per Share", in December 1997. Earnings per share data for the years ended December 31, 2001, 2000 and 1999 is presented in conformity with this pronouncement. Due to the net loss for the year ended December 31, 2000, the effect of stock options was not considered as it would have been anti-dilutive.

                          The  following  table  is  a  reconciliation   of  the
                          numerators and denominators in computing earnings per share:

================================================================================


AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
====================================================================================================================================

                                                             Income                  Shares                Per-Share
                         2001                              (Numerator)           (Denominator)              Amounts
                         ----                              -----------           -------------              -------
         BASIC EPS -
           Income available to
                common stockholders                      $     109,559           6,433,275                  $ .02
                                                                                                             ====
         EFFECT OF DILUTIVE SECURITIES -
           Options and warrants                                      -             106,384
                                                         -------------           ---------
         DILUTED EPS -
           Income available to common
                stockholders and
                assumed conversions                      $     109,559           6,539,659                  $ .02
                                                         =============           =========                  =====
                         2000
                         ----

         BASIC EPS -
           Loss available to
                common stockholders                      $    (529,805)          6,412,347                  $(.08)
                                                                                                            =====
         EFFECT OF DILUTIVE SECURITIES -
             Options and warrants                                    -                   -
                                                         -------------           ---------
         DILUTED EPS -
             Loss available to common
                stockholders and
                assumed conversions                      $    (529,805)          6,412,347                  $(.08)
                                                         =============           =========                  =====
                         1999
                         ----

         BASIC EPS -
             Income available to
                common stockholders                      $     875,559           6,375,803                   $.14
                                                                                                             ====
         EFFECT OF DILUTIVE SECURITIES -
             Options and warrants                                    -              73,430
                                                         -------------           ---------
         DILUTED EPS -
             Income available to common
                  stockholders and
                  assumed conversions                    $     875,559           6,449,233                   $.14
                                                         =============           =========                   ====


================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits. (See Note 11.)

                          RECLASSIFICATIONS  - Certain  amounts  in the 2000 and
                          1999  consolidated   financial  statements  have  been
                          reclassified to conform with the 2001 presentation.

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

2. LONG-TERM              LINE OF  CREDIT  - BANK -  During  2000,  the  Company
   DEBT                   entered into a revolving  credit line  agreement  that
                          permits maximum borrowings up to $2,500,000 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined), reduced to $1,700,000 in April
                          2001 (see below). Borrowings under the line bear interest at the lower of the prime rate or LIBOR plus
                          2.50% (as defined) and are collateralized by the Company's assets. The credit line is available until May 31, 2002. In addition, the

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          agreement provided for a $2,000,000 term loan facility with terms of 60 months. (The bank's commitment for term loans was cancelled in April 2001 - see below). $1,100,000 and $1,300,000 was outstanding on the line of credit at December 31, 2001 and 2000, respectively.

                          NOTES PAYABLE - BANK:

                          1. During 2000, the Company entered into a term loan agreement, which is collateralized by a note receivable. The note is payable in monthly installments of $8,000, including interest at a rate of 8.45% per annum, through February 2003 at which point a balloon payment of $55,706 becomes due. At December 31, 2001 and 2000 the outstanding balance on the term loan was $156,797 and $235,881, respectively. The balance on the note receivable which collateralizes the term loan was $192,436 and $263,691 at December 31, 2001 and
                              2000, respectively.

                          2. During 2000, the Company entered into a term loan agreement, which is collateralized by HCI's assets. The note matures in 2005 and is payable in monthly installments of $7,179, including interest at a rate of 8.49% per annum. At December 31, 2001 and 2000 the outstanding balance on the note was $286,046 and $344,801, respectively.

                          MORTGAGE PAYABLE - BANK - During 2000, the Company entered into a mortgage agreement, which is collateralized by the related condominium. The note matures in 2010 and bears interest at the bank's effective prime rate. Interest is payable monthly. Principal is payable monthly at a rate of $2,917 per payment. The balance outstanding on the mortgage at December 31, 2001 and 2000 was $315,000 and $350,000,
                          respectively.

                          The above noted line of credit, notes and mortgage payable are all with the same bank.

                          NOTE PAYABLE - ACCOUNT ACQUISITIONS - During 2000, the Company entered into an agreement relating to the purchase of and consulting related to certain trade accounts, whereby the Company paid cash of $200,000 and agreed to pay the $125,000 balance over a two year period maturing in 2002, including interest at a rate of 6%. The balance outstanding on the note at December 31, 2001 and 2000 was $50,000 and $125,000, respectively. The remaining balance at December 31, 2001 was paid in February 2002.

                          AUTO LOANS - As of  December  31, 2001 the Company had
                          three   automobile   loans   outstanding   aggregating
                          $37,346.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          PRINCIPAL PAYMENT REQUIREMENTS - The combined total principal payment requirements in each of the five years subsequent to December 31, 2001 are as follows:

                              Years ending December 31,
                                      2002                         $  1,345,616
                                      2003                              186,757
                                      2004                              121,905
                                      2005                              115,544
                                      2006                               35,367
                                   Thereafter                           140,000
                                                                   ------------

                                                                   $  1,945,189
                                                                   ============

                          COVENANTS - The above agreements provide for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings.

                          At December 31, 2001, the Company was in compliance with its loan covenants under the amended agreement dated April 13, 2001.

                          At December 31, 2000, the Company was not in compliance with certain of its loan covenants. In April 2001, the loan covenant violations were waived by the bank and the Company and bank agreed to certain amendments to the covenants on a prospective basis, as well as other significant amendments to the loan agreement. The amendments reduced the maximum line of credit from $2,500,000 to $1,700,000 and terminated the bank's commitment for term loans.

                          In March 2002 the Company completed negotiations with another bank, for which it received a commitment letter, subject to certain conditions, for a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan will be payable for five years while the revolving credit line will be available for three years. The Company will use the proceeds from this bank financing to repay the existing bank debt and fund capital expenditures and working capital needs.

3.   ACQUISITION          On   November   21,   2000,   the   Company   acquired
                          substantially  all of the assets of  Harriet  Campbell
                          Inc.  ("HCI").  HCI is in the  business  of  providing
                          telephone after-hour  answering services,  stand-alone
                          voice  mail   services  and  other   services  to  the
                          healthcare  community  in the New York City area.  The
                          purchase  price  consisted  of cash of $915,000  (plus
                          cash   expenses  of  $339,925)  and  the  issuance  of
                          warrants to purchase

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          238,333 shares of the Company's common stock, with a put option feature (as described below). There is also an additional amount to be paid based on a percentage of the net income of this new division, as defined, over a six year period that can not exceed $550,000. During 2001, $108,402 was earned and such amount has been added to goodwill. The acquired assets consist principally of a condominium unit in NYC, accounts receivable, other fixed assets and goodwill. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of HCI are included in the 2001 and 2000 consolidated statement of income since the date of acquisition. Goodwill resulting from this transaction is being amortized over 15 years. Management believes that 15 years is appropriate due to the past history of HCI and its expectant future value. (Note 1.)

                          The purchase price was allocated as follows:

                              Accounts receivable                   $   225,000
                              Property and equipment                    450,000
                              Goodwill and non-compete agreement        847,969
                              Deferred revenue                          (40,000)
                                                                    -----------
                                                                      1,482,969

                              Less: fair value of warrants issued      (228,044)
                              Less: unpaid costs                       (272,278)
                                                                    -----------

                              Cash paid to acquire HCI              $   982,647
                                                                    ===========

                          Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 as if HCI had been consolidated as of the beginning of the year follow. The pro forma results for 2000 and 1999 include estimates which management believes are reasonable.

                                                                       Pro Forma
                                                               Years Ended December 31,
                                                             ----------------------------
                                                                 2000            1999
                                                             ------------    ------------
                              Revenue                        $ 12,590,000    $ 11,159,000
                              Net income (loss)                  (475,000)        726,000
                              Net income (loss) per share
                                  Basic                         $(.07)           $.11
                                                                =====            ====
                                  Diluted                       $(.07)           $.11
                                                                =====            ====

                          The unaudited pro forma results of operations for 2000 and 1999 do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company to redeem the warrants (the Put Option) at $5 or $6, (the Put Price) respectively, less the exercise price per share of $2. In lieu of honoring its obligation to redeem the warrants, the Company may require the selling stockholder to exercise the warrants with the Company only paying to the selling stockholder the difference between the Put Price and the market price of the common stock at the time of such exercise. The Company is released from its obligation under the Put Option if the Company's stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days. The maximum cash outlay the Company may be required to make is $400,000 at November 2003 and $420,000
                          (Redemption Amounts) at November 2005. If a more than 50% change in control occurs, as defined, then under certain circumstances, the warrant, unless previously exercised, is cancelled and the above noted Redemption Amounts become payable. The Company has recorded the fair value of the Put Option (based on an independent appraisal) as a liability in the accompanying consolidated balance sheet. Subsequent changes in its fair value will be recorded in income. For the year ended December 31, 2001 the fair value increased by $130,000

                          During 2001, the Company lent $140,000 to the selling stockholder for the sole purpose of paying income taxes relating to his gain on the sale. The loan is collateralized by the above noted additional contingent purchase price and the Company's obligation under its put warrants (see above). The loan is payable in minimum installments of $10,000 per quarter with the full amount due by August 2003. The loan bears interest at 7% per annum. The outstanding balance at December 31, 2001 was $123,544

4.   LICENSING            On  November  1,  2001,  the  Company  entered  into a
     AGREEMENT            Cooperative  Licensing,   Development,   Services  and
                          Marketing  Agreement  with Health Hero  Network,  Inc.
                          (the   "Agreement")   to  develop  a  new   integrated
                          appliance  combining the features  associated with the
                          traditional  PERS product  with Health Hero  Network's
                          (HHN)  technology.  Pursuant  to  the  Agreement,  the
                          Company  will  be  the  exclusive   manufacturer   and
                          distributor  (based on  achievement  of certain  sales
                          milestones), in the United States, of an enhanced PERS
                          system that combines the Company's  traditional safety
                          monitoring  features with Health Hero  Network,  Inc's
                          internet based disease management monitoring
================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          technology. The Agreement has a minimum five year term, and also provides for the payment by the Company of certain royalty fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to this Agreement to approximate $2 million over 12-18 months. The cost of the licensing component will aggregate $1,000,000, which will be recorded when certain contractual rights under the agreement are obtained by the Company, at which time the cost will be amortized over the initial five year term of the agreement. As of March 14, 2002, $300,000 has been paid towards the licensing component. Related professional fees of approximately $95,000 have been capitalized. The Company is currently reviewing possible sources of financing.


5.   RELATED PARTY        A director of the Company has an ownership interest in
     TRANSACTIONS         an insurance  agency that has written policies for the
                          Company  with  premiums  of  $190,779,   $163,584  and
                          $148,168 in 2001, 2000 and 1999, respectively.  During
                          2001 the director resigned.

                          Included in notes and other receivables at December 31, 2001 and 2000 is $123,532 and $152,708,
                          respectively, due from the president and principal shareholder of the Company. (See Notes 7 and 8.) Included in accrued expenses at December 31, 2000 was $30,000 owed to him.

6.   INCOME TAXES         The  provision  (credit) for income taxes  consists of
                          the following:


                                                        Years Ended December 31,
                                                  ------------------------------------
                                                     2001          2000         1999
                                                  ----------   ----------   ----------
                              Current:
                                  Federal         $  216,000   $ (240,000)  $  411,000
                                  State              121,000       31,000      176,000
                                                  ----------   ----------   ----------

                                                     337,000     (209,000)     587,000
                                                  ----------   ----------   ----------
                              Deferred:
                                  Federal           (120,000)      (9,000)     45,000
                                  State              (17,000)     (60,000)      11,000
                                                  ----------   ----------   ----------

                                                    (137,000)     (69,000)      56,000
                                                  ----------   ----------   ----------

                              Total               $  200,000   $ (278,000)  $  643,000
                                                  ==========   ==========   ==========

                               The   following  is  a   reconciliation   of  the
                               statutory   federal   income  tax  rate
================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                               and the effective rate of the provision for income taxes:

                                                                         Years Ended December 31,
                                                                       ---------------------------
                                                                        2001       2000      1999
                                                                       ------     ------    ------
                               Statutory federal income tax rate         34%      (34)%      34%
                               State and local taxes                     22        (2)        8
                               Permanent differences and other            9         2         -
                                                                         --       ---        --

                               Effective income tax rate                 65%      (34)%      42%
                                                                         ==       ===        ==

                               The tax effects of significant items comprising the Company's deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                                    December 31,
                                                                           --------------------------
                                                                              2001            2000
                                                                           ----------      ----------
                               Deferred tax liabilities:
                                  Difference between book and tax
                                     bases of property                     $ (519,000)     $(507,000)
                                                                           ----------      ---------
                               Deferred tax assets:
                                  Reserves not currently deductible           258,000        126,000
                                  Capitalization of inventory                  53,000         65,000
                                  State income tax net operating
                                     loss carryforwards                        37,000         57,000
                                  Put warrant expense not
                                     Currently deductible                      50,000              -
                                  Other                                        60,000         61,000
                                                                           ----------      ---------

                                  Total                                       458,000        309,000
                                                                           ----------      ---------
                              Net deferred tax liabilities                 $  (61,000)     $(198,000)
                                                                           ==========      =========

7.   COMMITMENTS          CAPITAL  LEASES - At December  31, 2001 and 2000,  the
                          Company is obligated under certain capital lease agreements for monitoring equipment and an automobile that expire on various dates through 2006. The amounts of monitoring equipment and the automobile recorded under capital leases and included in fixed assets at December 31, 2001 and 2000 are as follows:

                                                                        December 31,
                                                                -------------------------
                                                                     2001          2000
                                                                -----------    ----------
                              Monitoring equipment              $   807,603    $  709,263
                              Automobile                                  -        14,336
                              Less accumulated depreciation        (371,583)     (219,343)
                                                                -----------    ----------

                                                                $   436,020    $  504,256
                                                                ===========    ==========

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2001:

                          Years ending December 31,
                                             2002                      $ 244,685
                                             2003                        140,261
                                             2004                         24,497
                                             2005                         24,497
                                             2006                          6,123
                                                                       ---------
                          Total minimum lease payments                   440,063

                          Less amounts representing interest              45,095
                          Present value of net minimum lease payments    394,968

                          Less current portion                           214,903

                          Obligation under capital leases,
                          less current portion                         $ 180,065
                                                                       =========

                          OPERATING LEASES - The Company leases office facilities from its President and principal shareholder under two separate agreements, both of which expire in September 2007. The leases call for minimum annual rentals, subject to a 5% annual increase plus reimbursement for real estate taxes. Rent expense on these leases is recorded on the straight-line method over the term of the leases. At December 31, 2001 and 2000, the Company has accrued $55,500 and $40,300, respectively, to reflect the excess of the rent expense over cash payments required. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia, Countryside, Illinois and Parker, Colorado. Rent expense was $372,062 in 2001, $384,809 in 2000 and $271,010 in 1999, which includes $265,417,
                          $264,843, and $167,613, respectively, in connection with the above noted leases with the principal shareholder. Rent expense includes real estate taxes of $47,148 in 2001, $46,574 in 2000, and $34,387 in
                          1999. The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

                              Years ending December 31,
                                      2002                     $    279,583
                                      2003                          290,498
                                      2004                          246,564
                                      2005                          234,250
                                      2006                          235,291
                                   Thereafter                       199,602
                                                               ------------

                                                               $  1,485,788
                                                               ============

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          Approximately   85%  of  the  minimum   annual  rental
                          commitments relate to the above noted leases with the principal shareholder.

                          On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York. The term of the lease shall be for a period of fifteen (15) years from the commencement date. The commencement date shall be the last of the following to occur: (a) the date on which landlord gives notice to tenant that the work to be performed by landlord has been substantially completed; (b) the date landlord shall have obtained a temporary certificate of occupancy for the building which authorizes and permits the occupancy by tenant; and
                          (c) the date on which certain interior work has been completed. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

                          In January 2002 the Company paid the landlord $67,374, which represents a security deposit equal to two (2) months rent and the first months rent.

                          PURCHASE COMMITMENT - In the normal course of business, as of December 31, 2001, the Company has committed to purchase 2,500 Model 800 Personal
                          Emergency Response Systems in 2002. The cost to purchase these units will be $321,700. As of December 31, 2001 the Company prepaid $60,375 towards this purchase.

                          EMPLOYMENT AGREEMENTS - The Company and its President (who is also the principal shareholder) are parties to an Employment Agreement ("Employment Agreement") dated as of January 1, 2000, which expires on December 31, 2002. Under the terms of the Employment Agreement the President is paid an annual base salary of $260,000 for the first year of employment, $290,000 for the second year of employment and $320,000 for the remainder of the employment term.

                          In addition, the President will receive as additional compensation, for any year that the Company's pre-tax income, as defined in the Employment Agreement, exceeds $2,000,000, an amount equal to 8% of the Company's pre-tax income between $2,000,000 and $3,000,000, 9% of the Company's pre-tax income between $3,000,000 and $4,000,000 and 10% of the Company's pre-tax income in excess of $4,000,000. Such additional compensation may be paid to the President, at his option, in cash, common stock of the Company or a combination of both.

                          The Company has also entered into other employment agreements with certain officers and key employees in the ordinary course of business.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.   COMMON               The Company has two Stock Option  Plans,  a 1997 Stock
     STOCK,               Option Plan ("1997 Plan") and a 2000 Stock Option Plan
     WARRANTS AND         ("2000  Plan").  The Company  had a 1991 Stock  Option
     OPTIONS              Plan, which terminated on December 1, 2001.

                          Under the 1991 Plan, as amended, a maximum of 750,000 options could have been granted as either Incentive Stock Options or Nonstatutory Stock Options. The last Stock Options granted under this Plan were issued in 2001 and will expire in 2006. All options under this Plan were granted at exercise prices equal to the fair market value underlying common shares at the date of grant. No further grants will be made under this Plan since it was terminated as of December 1, 2001.

                          Under the 1997 and 2000 Plans, a maximum of 750,000 and 1,250,000 options, respectively, may be granted. Options granted under both Plans may either be Incentive Stock Options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or Nonqualified Stock Options which do not qualify as ISOs ("NQSOs").

                          The 1997 and 2000 Plan are administered by the Board of or a committee of the Board of Directors (the "Administrator"). Any committee must consist of at least three members of the Board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

                          Among other things, the Administrator is empowered to determine, within the express limits contained in the 1997 and 2000 Plan: the employees and consultants to be granted options, the times when options shall be granted, whether an option is to be an ISO or a NQSO, the number of shares of common stock to be subject to each option, the exercise price of each option, the term of each option, the date each option shall become exercisable as well as any terms, conditions or installments relating to the exercisability of each option, whether and under what conditions to accelerate the date of exercise of any option or installment, the form of payment of the exercise price, the amount, if any, required to be withheld with respect to an option and, with the consent of the optionee, whether to modify an option. The Administrator is also authorized to prescribe, amend and rescind rules and regulations relating to the 1997 and 2000 Plan and to make all other determinations necessary or advisable for administering the 1997 and 2000 Plan and to construe both Plans.

                          Options granted under the 1997 and 2000 Plan will be subject to, among other things, the following terms and conditions:

                          (a) The exercise price of each option will be determined by the Administrator; provided, however, that the exercise price of an ISO
================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                               may not be less than the fair market value of the Company's common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company).

                          (b) The number of options to be granted is determined by the Administrator. The options will be granted twice a year. To the extent permitted by law, such options will be granted as Incentive Stock Options.

                          (c) Options may be granted for terms determined by the Administrator; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company). In addition, under the 2000 Plan, no options may have a term exceeding ten years.

                          (d) The maximum number of shares of the Company's common stock for which options may be granted to an employee in any calendar year is 250,000 and 300,000, respectively, under the 1997 and 2000 Plans,. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

                          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                          2001         2000         1999
                                                       ---------    ---------    ---------
                          Pro forma net income (loss)  $(135,212)   $(772,342)   $ 671,781
                          Pro forma basic earnings
                              (loss) per share         $(.02)       $ (.12)      $ .11

                          The weighted average grant date fair value of options granted in 2001, 2000 and 1999 was $244,771, $242,537 and $203,778, respectively.

                          The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                          2001         2000        1999
                                                       ---------    ---------    ---------
                          Expected life (years)           2            2           2
                          Risk free interest rate         3.71%        6.39%       5.13%

================================================================================



AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          Expected volatility            41.65%       45.80%       33.84%
                          Expected dividend yield            -            -            -

                          Information with respect to options under plans is as follows:

                                                                                            Weighted
                                                                             Number         Average
                                                                               of           Exercise
                                                                             Shares          Price
                                                                           ---------        -------
                          Balance - January 1, 1999                          669,700        $  2.68
                             Granted during 1999                             290,089           3.15
                             Forfeitures/expirations during 1999            (208,829)          2.55
                             Exercised during 1999                           (24,262)          2.56
                                                                           ---------        -------
                          Balance - December 31, 1999                        726,698           2.89
                             Granted during 2000                             504,750           2.31
                             Forfeitures/expirations during 2000            (217,743)          2.72
                             Exercised during 2000                           (11,189)          2.35
                                                                           ---------        -------
                          Balance - December 31, 2000                      1,002,516           2.62
                             Granted during 2001                             457,019           1.92
                          Forfeitures/expirations during 2001               (189,625)          2.45
                             Exercised during 2001                           (40,524)          1.91
                                                                           ---------        -------
                          Balance - December 31, 2001                      1,229,386        $  2.41
                                                                           =========        =======

                          At December 31, 2001 and 2000,  1,149,386  and 902,516
                          options were exercisable, respectively.

                          The following table summarizes information about the stock options outstanding at December 31, 2001:


                            Options Outstanding                                           Options Exercisable
--------------------------------------------------------------------------------   ---------------------------------
                                                 Weighted-
                                                  Average            Weighted-                          Weighted
                                                 Remaining            Average                            Average
     Range of                  Number           Contractual          Exercise         Number            Exercise
  Exercise Prices           Outstanding             Life               Price        Exercisable           Price
  ---------------           -----------         -----------          ---------      -----------         --------
$1.10 - $1.70                  156,278              4.35              $  1.19         156,278            $ 1.19
$1.70 - $2.60                  515,867              3.27                 2.15         435,867              2.18
$2.60 - $4.20                  557,241              2.90                 2.99         557,241              2.99
                             ---------              ----              -------       ---------            ------

                             1,229,386              3.24              $  2.41       1,149,386            $ 2.43
                             =========              ====              =======       =========            ======

                          As of December 31, 2001, 89,084 and 829,847 shares of common stock are available for future grants under the 1997 and 2000 Plans, respectively.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.   EMPLOYEE
     SAVINGS PLAN         The  Company  sponsors a 401(k)  savings  plan that is
                          available to all eligible employees.  Participants may
                          elect to defer  from 1% to 15% of their  compensation,
                          subject  to  an  annual  limitation  provided  by  the
                          Internal  Revenue   Service.   The  Company  may  make
                          matching  and/or profit sharing  contributions  to the
                          plan  at  its  discretion.   The  Company  contributed
                          $15,391,  $11,733  and  $12,183  for the  years  ended
                          December 31, 2001, 2000 and 1999, respectively.

10.  CONSULTING           In December 1994, the Company entered into a financial
     AGREEMENT            advisory  and   investment   banking   agreement.   In
                          connection  with the  agreement,  the Company  granted
                          150,000 warrants exercisable for a period of four years commencing one year from the date of the agreement at an exercise price of $2.00 per share (the fair market value at the date of grant). On January 1, 1997, the agreement was renewed for a term of twelve months and the Company granted the consultant an additional 50,000 warrants exercisable for a period of four years at an exercise price of $4.50. In December
                          1999 the 150,000 warrants granted in 1994 expired. The
                          50,000  warrants  granted  in 1997  expired in January
                          2001.

                          In June 1999, the Company entered into a consulting agreement whereby the consultant is to render advice to the Company with respect to investor relations. In connection with the agreement, the Company granted the consultant 50,000 stock options exercisable for a period of five years, at an exercise price of $2.75 per share (the fair market value at the date of the grant). At December 31, 2001, all of the options were fully vested. The fair value of the options granted was not material.

                          In February 2002, the Company approved a consulting agreement whereby the consultant is to render advice to the Company with respect to public relations. The term of the agreement shall be for nine(9) months. In connection with the agreement, the consultant will receive $5,000 per month and be issued warrants to purchase 35,000 shares of Common Stock, exercisable for a period of five years at an exercise price of $3.50 per share, the fair value of the stock at the time of approval.

11.  MAJOR
     CUSTOMERS            Since 1983,  the Company has provided PERS services to
                          the City of New York's Human Resources  Administration
                          Home Care Service Program ("HCSP"). During the years ended December 31, 2001, 2000 and 1999, the Company had revenues from this contract representing 26%, 35%, and 41%, respectively, of its total revenue.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          In January 1999, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York through June 30, 2003. On October 22, 1999, the Company was advised by HCSP that another company had been preliminarily recommended. The Company's management reviewed HCSP's preliminary recommendation and assessed alternative options and courses of action. On November 1, 1999, the Company submitted a formal protest pursuant to paragraph 4-04 of the Rules of the Procurement Policy Board of the City of New York to contest the preliminary award. In September 2001, the Company was advised by HCSP that the RFP had been cancelled. The Company continues to provide services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract.

                          During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to inventory of medical devices held for lease and leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependant upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

                          As of December 31, 2001 and 2000, accounts receivable from the contract represented 47% and 53%, respectively, of accounts receivable and leased medical devices in service under the contract represented 30% and 31%, respectively, of leased medical devices. Legal and other fees of approximately $40,000 and $340,000 relating to the contract extension were expensed in 2001 and 2000, respectively.

12.  SEGMENT              The  Company  has two  reportable  segments,  Personal
     REPORTING            Emergency  Response  Systems  ("PERS")  and  Telephone
                          After-Hours  Answering  Services  ("TAS"),   which  is
                          provided through the Company's HCI subsidiary, which was acquired November 21, 2000. (Note 3.)

                          The table below provides a reconciliation of segment information to total consolidated information for the years ended 2001 and 2000.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                                       2001
                                                                       ----

                                                    PERS               TAS            Other          Consolidated
                                                -----------       -----------       ---------       --------------
Revenue                                         $11,458,140       $ 2,391,522       $  96,937       $  13,946,599
Interest expense                                    161,438            57,435               -             218,873
Depreciation and amortization                     1,893,233           108,725          22,630           2,024,588
Income tax expense                                   51,000           149,000               -             200,000
Net Income (Loss)                                   (33,847)          185,164         (41,758)            109,559
Total assets                                     12,135,254         2,120,395         175,694          14,431,343
Additions to fixed assets and
    medical devices
    held for lease                                  794,679             4,003          18,758             817,440

                                                                       2000
                                                                       ----

                                                    PERS               TAS            Other          Consolidated
                                                -----------       -----------       ---------       --------------
Revenue                                         $10,545,947       $   164,982       $  39,798         $10,750,727
Interest expense                                    138,110             7,027               -             145,137
Depreciation and amortization                     1,723,483             4,378          10,377           1,738,238
Income tax expense (benefit)                       (278,595)                -             595           (278,000)
Net loss                                           (409,371)          (12,818)       (107,616)          (529,805)
Total assets                                     13,259,302         1,697,932         176,599          15,133,833
Additions to fixed assets and
     medical devices
     held for lease                               3,134,023                 -         103,772           3,237,795


13.  FOURTH QUARTER       During  the  fourth   quarter  of  2000  the   Company
     ADJUSTMENTS          completed its detailed  analysis of inventory  shipped
                          to and from and held by all third party agencies. The effect of this analysis resulted in a shrinkage loss of approximately $430,000. In addition, a commission accrual of $93,000 was recorded.

14.  CONTINGENCIES        Although  the  Company is a party to  certain  routine
                          litigation incidental to its business, the Company believes that, except as set forth below, there are no material pending legal proceedings to which it is a party or to which any of its properties are subject.

                          On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for


================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                          punitive damages. At this stage of the proceedings, it is not possible to predict the outcome of this litigation, however, management believes that the Company has meritorious defenses to the complaint. At the present time the insurance company has declined coverage although efforts to obtain a reversal of the declination of coverage are ongoing.


================================================================================