Form 10QSB
period 2002-03-31
AMERICAN MEDICAL ALERT CORP
filed 2002-05-15
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,467,922 shares of $.01 par value common stock as of May 8, 2002.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES



                                       INDEX                                PAGE

Part  I  Financial Information

            Report of Independent Accountants                                1

            Condensed Consolidated Balance Sheets for March 31, 2002
            and December 31, 2001                                            2

            Condensed Consolidated Statements of Income for the

            Three Months Ended March 31, 2002 and 2001                       4

            Condensed Consolidated Statements of Cash Flows for

            the Three Months Ended March 31, 2002 and 2001                   5

            Notes to Condensed Consolidated Financial Statements             7

            Management's Discussion and Analysis of

            Financial Condition and Results of Operations                   11

Part II  Other Information                                                  16

Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP

May 8,  2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  March 31, 2002
                                                                                   (Unaudited)      Dec. 31, 2001*
                                                                                -----------------   ---------------
CURRENT ASSETS
     Cash                                                                         $      597,914     $     818,696
     Accounts receivable
     (net of allowance for doubtful accounts of $452,500 and $417,500)                 2,898,822         2,866,015
     Notes and other receivables                                                         374,310           276,594
     Inventory                                                                           169,662           171,283
     Prepaid and refundable taxes                                                         69,562           109,328
     Prepaid expenses and other current assets                                           192,584           123,987
     Deferred income taxes                                                               408,000           408,000
                                                                                -----------------   ---------------
     Total Current Assets                                                              4,710,854         4,773,903
                                                                                -----------------   ---------------
INVENTORY OF MEDICAL DEVICES HELD FOR LEASE - AT COST                                  1,294,085         1,433,750
                                                                                -----------------   ---------------
FIXED ASSETS

     (Net of accumulated depreciation and amortization)                                6,071,073         6,298,301
                                                                                -----------------   ---------------

OTHER ASSETS

       Long-term portion of notes receivable                                              54,789           162,918
       Intangible assets and deferred charges
            (net of accumulated amortization of $449,051 and $398,187)                   926,748           757,218
       Goodwill (net of accumulated amortization of $58,868)                             862,772           837,504
       Other assets                                                                      277,290           117,749
       Deferred income taxes                                                              50,000            50,000
                                                                                -----------------   ---------------
                                                                                       2,171,599         1,925,389
                                                                                -----------------   ---------------
TOTAL ASSETS                                                                         $14,247,611       $14,431,343
                                                                                =================   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                             $    1,347,079    $    1,345,616
     Accounts payable                                                                    653,281           799,456
     Accrued expenses                                                                    536,752           538,949
     Current portion of capital lease obligations                                        220,046           214,903
     Deferred revenue                                                                     79,010           117,901
                                                                                -----------------   ---------------
     Total Current Liabilities                                                         2,836,168         3,016,825

DEFERRED INCOME TAX LIABILITY                                                            519,000           519,000
LONG-TERM PORTION OF NOTES PAYABLE                                                       500,966           599,573
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                           123,087           180,065
PUT WARRANT OBLIGATION                                                                   344,000           319,000
ACCRUED RENTAL OBLIGATION AND OTHER                                                       53,500            61,466
                                                                                -----------------   ---------------
     TOTAL LIABILITIES                                                                 4,376,721         4,695,929
                                                                                -----------------   ---------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                         -                 -
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000 shares;
     none issued and  outstanding  Common  stock,  $.01 par value -
     authorized,  20,000,000 shares; issued 6,525,053 and 6,498,545
     shares in 2002 and 2001, respectively.                                               65,251            64,985
     Additional paid-in capital                                                        6,396,108         6,340,669
     Retained earnings                                                                 3,515,563         3,435,792
                                                                                -----------------   ---------------
                                                                                       9,976,922         9,841,446
     Less treasury stock, at cost (43,910 shares)                                       (106,032)         (106,032)
                                                                                -----------------   ---------------
     Total Shareholders' Equity                                                        9,870,890         9,735,414
                                                                                -----------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   14,247,611    $   14,431,343
                                                                                =================   ===============

See accompanying notes to condensed financial statements.

         * Derived from audited financial statements, with a reclassification to conform to March 31, 2002 presentation

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                        2002               2001
                                                                        ----               ----
Revenues:
     Services                                                        $ 3,521,687         $ 3,208,413
     Product sales                                                        87,576             103,097
                                                                     ------------        ------------
                                                                       3,609,263           3,311,510
Costs and Expenses (Income):
     Costs related to services                                         1,611,893           1,694,584
     Costs of products sold                                               48,799              70,174
     Selling, general and administrative expenses                      1,773,254           1,647,221
     Interest expense                                                     35,837              66,035
     Other income                                                        (13,291)            (32,667)
                                                                     ------------        ------------

Income (loss) before provision for income taxes                          152,771            (133,837)

     Provision (credit) for income taxes                                  73,000             (48,000)
                                                                     ------------        ------------

NET INCOME (LOSS)                                                    $    79,771             (85,837)
                                                                     ============        ============

Net income (loss) per share:

     Basic                                                           $       .01         $      (.01)
                                                                     ------------        ------------
     Diluted                                                         $       .01         $      (.01)
                                                                     ------------        ------------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                             6,475,175           6,415,241
                                                                     ============        ============
     Diluted                                                           7,004,285           6,415,241
                                                                     ============        ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                    2002               2001
                                                                                    ----               ----
Cash Flows From Operating Activities:

     Net income (loss)                                                           $  79,771         $ (85,837)

     Adjustments  to  reconcile  net  income  (loss)
         to net cash  provided  by operating activities
     Depreciation and amortization                                                 479,042           490,194
     Valuation of put warrants                                                      25,000            20,000
     Decrease (increase) in:
       Accounts receivables                                                        (32,807)          (84,778)
       Inventory                                                                     1,621            (4,434)
        Prepaid and refundable taxes                                               (10,234)           26,227
       Prepaid expenses and other current assets                                   (68,597)           27,929
        Other assets                                                              (109,541)           (2,228)
     (Decrease) in:
       Accounts payable, accrued expenses and other                               (156,338)         (242,616)
        Deferred revenue                                                           (38,891)          (65,309)
                                                                                 ----------        ----------

Net Cash Provided by Operating Activities                                          169,026            79,148
                                                                                 ----------        ----------

Cash Flows From Investing Activities:
     Expenditures for fixed assets including inventory of medical devices
      held for lease                                                               (61,284)           68,067
     Repayment of notes receivable                                                  10,413            38,888
     Payment for goodwill, account acquisitions and
      licensing agreement                                                         (245,663)          (16,396)
                                                                                 ----------        ----------

Net Cash (Used In) Provided by Investing Activities                               (296,534)           90,559
                                                                                 ----------        ----------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligation                             (51,835)          (44,934)
     Proceeds from note payable                                                         --            17,898
     Repayment of notes payable                                                    (97,144)         (117,699)
     Proceeds upon exercise of stock options                                        55,705                --
                                                                                 ----------        ----------

Net Cash Used in Financing Activities                                              (93,274)         (144,735)
                                                                                 ----------        ----------

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   (Unaudited)


                                                         Three Months Ended March 31,
                                                            2002               2001
                                                            ----               ----
         Net (Decrease) increase in Cash                 $(220,782)        $  24,972
                                                         ----------        ----------

         Cash, Beginning of Period                         818,696           537,247
                                                         ----------        ----------

         Cash, End of Period                             $ 597,914         $ 562,219
                                                         ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                 $  34,938         $  62,014
                                                         ==========        ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES             $  34,192         $      --
                                                         ==========        ==========


During 2001 the Company incurred capital lease obligations of $98,340 when it entered into a lease agreement for new equipment.

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   General:

         These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements, except as those described in Note 3.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.   New Pronouncements:

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" which states that goodwill and other intangible assets with indefinite lives, are no longer to be amortized, but instead are to be tested for impairment at least annually. The impairment process consists of comparing the fair value of the intangible asset to its carrying value. The Company adopted SFAS No. 142 effective January 1, 2002.

         The financial information for acquired intangible assets is as follows:

                                             As of March 31, 2002
                                             --------------------
                                      Gross Carrying         Accumulated
                                         Amount             Amortization
                                      --------------         -----------
Amortized intangible assets
  Account acquisitions                $  879,443             $  420,046
  Noncompete agreement                    60,000                 18,750
  Deferred charges                        41,022                 10,255
  Licensing fees                         395,334                     --
                                      ----------             ----------
      Total                           $1,375,799             $  449,051
                                      ==========             ==========

         Amortization   expense  for  the  quarter  ended  March  31,  2002  was
approximately $51,000 and annual estimated amortization is as follows:

         Estimated amortization expense:
         -------------------------------

         For the year ended December 31, 2002            $    205,000
         For the year ended December 31, 2003            $    173,000
         For the year ended December 31, 2004            $    154,000
         For the year ended December 31, 2005            $     38,000
         For the year ended December 31, 2006            $      5,000


         The changes in carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

                                        PERS              TAS              Other        Consolidated
                                        ----              ---              -----        ------------
Balance as of January 1, 2002          $  --            $837,503          $  --           $837,503
Additional Goodwill during quarter        --              25,269             --             25,269
                                       -----            --------          -----           --------
Balance as of March 31, 2002           $  --            $862,772          $  --           $862,772
                                       =====            ========          =====           ========


         The following financial information is presented as if SFAS 142 was adopted at the beginning of the quarter ended March 31, 2001:

                                            For the three months ended March 31,
                                            ------------------------------------
                                                     2002            2001
                                                     ----            ----
NET INCOME:
  Reported net income (loss)                     $  79,771        $ (85,837)
  Add back: Goodwill amortization                       --           13,133
                                                 ---------        ---------
  Adjusted net income (loss)                     $  79,771        $ (72,704)
                                                 =========        =========

BASIC EARNINGS PER SHARE:
  Reported basic earnings (loss) per share       $     .01        $    (.01)
  Add back: Goodwill amortization                       --               --
                                                 ---------        ---------
  Adjusted basic earnings (loss) per share       $     .01        $    (.01)
                                                 =========        =========
DILUTED EARNINGS PER SHARE:
  Reported diluted earnings (loss) per share     $     .01        $    (.01)
  Add back: Goodwill amortization                       --               --
                                                 ---------        ---------
  Adjusted diluted earnings (loss) per share     $     .01        $    (.01)
                                                 =========        =========

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The Company adopted SFAS No. 144 effective January 1, 2002. The application did not have a significant impact on the Company's results of operations or financial condition.

4.   Earnings Per Share:

         The Company adopted SFAS No. 128, "Earnings Per Share", in December 1997. Earnings per share data for the three months ended March 31, 2002 and 2001 is presented in conformity with this pronouncement.

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators in computing earnings per share:


                                             Income                     Shares                Per-Share
           March 31, 2002                  (Numerator)               (Denominator)             Amounts
           --------------                  -----------               -------------             -------
Basic EPS -
    Income available to
      common stockholders                     $  79,771                6,475,175               $   .01
                                                                                               ========
Effect of dilutive securities -
    Options and warrants                             --                  529,110
                                              ----------               ----------

Diluted EPS -
    Income available to common
      stockholders and
      assumed conversions                    $  79,771                 7,004,285               $   .01
                                             ==========                ==========              ========

           March 31, 2001
           --------------

Basic EPS -
    Loss available to
         common stockholders                 $ (85,837)                6,415,241               $.(01)
                                                                                               ========
Effect of dilutive securities -
    Options and warrants                            --                       --
                                             ----------               ----------

Diluted EPS -
    Loss available to common
         stockholders and
         assumed conversions                 $ (85,837)                6,415,241               $.(01)
                                             ==========               ==========               ========


5.   Major Customers:

         Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company provides services to the City of New York under extensions and contracts issued periodically. The current contract, which runs through June 2002, reflects terms and conditions present in the original contract. The Company believes, based on discussions with HCSP representatives, that an extension through June 2003 is forthcoming under the same terms and conditions as in the original contract. During the three months March 31, 2002 and 2001, the Company had revenues from this contract representing 25% and 28%, respectively, of its total revenue.

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

As of March 31, 2002 and December 2001, accounts receivable from the contract represented 47% of accounts receivable and leased medical devices in service under the contract represented 26% and 30%, respectively, of leased medical devices.

6.   Segment  Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which was acquired on November 21, 2000.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2002 and 2001:


                                      2002
                                      ----

                                                      PERS              TAS              Other          Consolidated
                                                      ----              ---              -----          ------------
Revenue                                          $  2,972,254     $    605,798       $     31,211       $  3,609,263
Income before provision for income
taxes                                                  74,896           78,319               (444)            152,771
Total assets                                       11,900,978        2,157,003            189,630         14,247,611





                                      2001
                                      ----

                                                      PERS              TAS              Other          Consolidated
                                                      ----              ---              -----          ------------
Revenue                                          $  2,792,344     $    500,537       $     18,629       $  3,311,510
Income (loss) before provision for
income taxes                                         (139,898)          25,585            (19,524)          (133,837)
Total assets                                       12,769,457        1,754,020            190,199         14,713,676


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

8.   Subsequent Events:

In April 2002, the Company raised approximately $2,700,000 through a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock. The securities associated with this offering have not been registered. The Company has agreed to register for resale the common stock and the common stock underlying the warrants sold in the private placement within a certain timeframe. The Company will be required to pay a fee to the investors equal to 2% of the amount raised for each month the securities are not registered after the timeframe. The Company plans to utilize a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its recently announced initiative with Health Hero Network, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------


FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations, including assumption of the continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historic levels. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

Readers should carefully review the risk factors described in other documents we have filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, for a discussion of certain of the factors that may cause actual results to differ from forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has an amended $1,700,000 Revolving Credit Facility (the "Facility") with a bank expiring May 31, 2002 (based upon 75% of eligible accounts receivable and 50% of inventory, as defined in the agreement with respect to the Facility). Borrowings under the Facility bear interest at the lower of the prime rate or the LIBOR Rate plus 2.50% and are collateralized by the Company's assets. There was $1,100,000 outstanding under the Facility as of March 31, 2002 and December 31, 2001. The agreement with respect to the Facility provides for negative and affirmative covenants including those related to tangible net worth, working capital and other borrowings. At March 31, 2002, the Company was in compliance with its loan covenants.

The following table is a summary of contractual obligations recorded as of March 31, 2002:

                                                                Payments Due by Period
                                                                ----------------------
Contractual  Obligations         Total         Less than 1 year     1-3 years        4-5 years     After 5 years
------------------------         -----         ----------------     ---------        ---------     -------------
Line of Credit - Bank         $1,100,000        $1,100,000
Debt                          $  748,045        $  247,079        $  334,716        $   70,000        $   96,250
Capital Leases                $  343,133        $  220,046        $  123,087
Operating Leases              $1,407,601        $  282,556        $  757,953        $  367,092
Total Contractual Cash
Obligations                   $3,598,779        $1,849,681        $1,215,756        $  437,092        $   96,250


In March 2002, the Company completed negotiations with another bank, for which it received a commitment letter, subject to certain conditions, for a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan will be payable over five years while the credit facility will be available for three years. The Company intends to use the proceeds from this bank financing to repay the existing bank debt and fund capital expenditures and working capital needs. The Company expects to complete the definitive agreement with respect to the new loan agreement prior to May 31, 2002, the expiration date of the Facility.

The Company's working capital on March 31, 2002 was $1,874,686 as compared to $1,757,078 on December 31, 2001. The Company believes that its present cash and working capital position combined with its borrowing availability under its new credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2002, the Company anticipates that it will make capital investments of approximately $1,000,000, exclusive of Health Hero Network, Inc., for the enhancement of its management information systems, and the production and purchase of additional systems which the Company intends to rent.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI, Flushing and Oceanside ERC and Customer Service facilities. The Company, believes that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. The term of the lease is fifteen (15) years from the commencement date. The commencement date is the last of the following to occur: (a) the date on which landlord gives notice to tenant that the work to be performed by landlord has been substantially completed; (b) the date landlord shall have obtained a temporary certificate of occupancy for the building which authorizes and permits the occupancy by tenant; and (c) the date on which the certain interior work has been completed. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company expects to occupy the premises during the fourth quarter of 2002. Simultaneously with the move, the Company plans to sublet 3255 Lawson Boulevard in Oceanside and sell the condominium currently occupied by HCI Acquisition Corp.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with Health Hero Network, Inc. (the "Agreement") pursuant to which the Company is developing, with the assistance of Health Hero Network, Inc., a new integrated appliance combining the features of the Company's PERS product with Health Hero Network's (HHN) technology. Pursuant to the Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with Health Hero Network, Inc.'s internet based disease management monitoring technology. The Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. In addition, the Company's exclusivity is subject to achievement of certain sales milestones during the term of the Agreement. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to this Agreement to approximate $2,000,000 over the next 12-18 months. The cost of the licensing component will aggregate $1,000,000, of which $300,000 has been paid as of May 8, 2002. Related professional fees of approximately $95,000 have been capitalized through March 31, 2002.

In April 2002, the Company raised approximately $2,700,000 in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock. The securities associated with this offering have not been registered. The Company has agreed to register for resale the common stock and the common stock underlying the warrants sold in the private placement within a certain timeframe. The Company will be required to pay a fee to the investors equal to 2% of the amount raised for each month the securities are not registered after the timeframe. The Company plans to utilize a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its recently announced initiative with HHN.

In the normal course of business, as of March 31, 2002, the Company has committed to purchase Model 800 Personal Emergency Response systems in 2002. The cost to purchase these units will be $321,700. As of March 31, 2002 the Company prepaid $175,000 towards this purchase. The remaining amount outstanding will be paid within the 2002 fiscal year.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company provides services to the City of New York under extensions and contracts issued periodically. The current contract, which runs through June 2002, reflects terms and conditions present in the original contract. The Company believes, based on discussions with HCSP representatives, that an extension through June 2003 is forthcoming under the same terms and conditions as in the original contract. During the three months March 31, 2002 and 2001, the Company had revenues from this contract representing 25% and 28%, respectively, of its total revenue.

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

The Company's management has developed and implemented a business plan to minimize its reliance on HCSP. This involves the reduction in HCSP related overhead and redeployment of assets to other programs, in the event that HCSP contract were not to continue for any reason. In addition, the Company focuses on, and will continue to build its subscriber base through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

RESULTS OF OPERATIONS
---------------------

The Company's gross revenue, which consists primarily of monthly recurring revenues ("MRR"), increased by $297,753 for the three months ended March 31, 2002 as compared to the same period in 2001, an increase of 9%. The Company has experienced continued success in growing its customer base outside the contract with the City of New York through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. In addition, the Company experienced a 21% growth in its OnCall telephone answering service as compared to the same period last year.

Costs related to services decreased by $82,691 for the three months ended March 31, 2002 as compared to the same period in 2001. Costs related to services, as a percentage of service revenues, for the three months ended March 31, 2002 and 2001 were 46% and 53%, respectively. The Company incurred less costs related to the repairing and upgrading of units as compared to the same period in 2001. In addition, depreciation for the three months ended March 31, 2002 was consistent with the amount compared to the same period in 2001 while service revenues increased. Therefore, this resulted in a reduced percentage of costs related to services, as a percentage of service revenues.

Selling, general and administrative expenses increased by $126,033 for the three months ended March 31, 2002 as compared to the same period in 2001, an increase of 8%. Selling, general, and administrative expenses, as a percentage of total revenue, for the three months ended March 31, 2002 and 2001 were 49% and 50%, respectively. The increase in selling, general and administrative expenses is primarily due to increased commissions, directly related to increased sales, and the hiring of independent consultants to assist in advisory matters. An additional increase is due to the Company hiring personnel specifically relating to the Health Hero Network, Inc. endeavor.

Interest expense decreased by $30,198 for the three months ended March 31, 2002 as compared to the same period in 2001. Interest expense decreased due to reduction of borrowings during 2001 as well as a decrease in interest rates.

The Company's income before provision for income taxes for the three months ended March 31, 2002 was $152,771 as compared to a loss of $133,837 for the same period in 2001. The increase of $286,608 resulted from an increase in the Company's revenues from services and a decrease of costs related to services, offset by an increase in selling, general and administrative costs.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

(a)  Recent Sales of Unregistered Securities.

On April 19, 2002, the Company sold 910,000 shares of its common stock and warrants to purchase 227,500 shares of its common stock to several accredited investors in a private placement, for a total cash consideration of $2,730,000. The warrants are exercisable for a five year term expiring April 19, 2007, at an exercise price of $3.80 per share.

In connection with the April 19, 2002 private placement, the Company paid a placement agent, Jessup & Lamont Securities Corp., a cash fee equal to 7.5% of the gross proceeds, and issued this placement agent warrants to purchase common stock, for a five year term expiring April 19, 2007. The warrants issued to the placement agent are to purchase 91,000 shares of common stock at $3.83 per share and 22,750 shares of common stock at $4.17 per share, respectively.

The sale and issuance of the shares and the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K.
         --------------------------------

(a)  Exhibits:


         None.

(b)  Reports on Form 8-K:


On January 18, 2002, the Company filed a Current Report on Form 8-K relating to
Item 5, Other Events, reporting the issuance of a press release relating to the signing of a long-term lease for a new communication facility.

On April 23, 2002, the Company filed a Current Report on Form 8-K relating to
Item 5, Other Events, reporting the issuance of a press release announcing the completion of a private equity placement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN MEDICAL ALERT CORP.

Dated:  May 15, 2002                   By: /s/  Howard M. Siegel
                                           -----------------------------
                                           Name: Howard M. Siegel
                                           Title:  Chairman of the Board,
                                                   President and CEO


Dated:  May 15, 2002                   By: /s/ Richard Rallo
                                           -----------------------------
                                           Name:  Richard Rallo
                                           Title: Controller and Principal
                                                  Accounting Officer