Form 10QSB
period 2002-06-30
AMERICAN MEDICAL ALERT CORP
filed 2002-08-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,470,649 shares of $.01 par value common stock as of August 9, 2002.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


                                      INDEX

                                                                            PAGE

Part  I.       Financial Information.

               Report of Independent Accountants                               1

               Condensed Consolidated Balance Sheets for June 30, 2002
               and December 31, 2001                                           2

               Condensed Consolidated Statements of Income for the             4
               Six Months Ended June 30, 2002 and 2001

               Condensed Consolidated Statements of Income for the             5
               Three Months Ended June 30, 2002 and 2001

               Condensed Consolidated Statements of Cash Flows for the         6
               Six Months Ended June 30, 2002 and 2001

               Notes to Condensed Consolidated Financial Statements            8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                 14


Part II.       Other Information                                              18

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of June 30, 2002 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP

August 9, 2002

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,2002
                                                                                  (Unaudited)     Dec 31,2001*
                                                                                --------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $ 1,382,561        $   818,696
     Marketable securities                                                        2,021,939                 --
     Accounts and notes receivable
       (net of allowance for doubtful accounts of $482,500 and $417,500)          3,022,060          2,866,015
     Notes and other receivables                                                    241,065            276,594
     Inventory                                                                      168,467            171,283
     Prepaid and refundable taxes                                                    44,462            109,328
     Prepaid expenses and other current assets                                      191,517            123,987
     Deferred income taxes                                                          408,000            408,000
                                                                                --------------    ------------
     Total Current Assets                                                         7,480,071          4,773,903
                                                                                --------------    ------------
FIXED ASSETS
     (Net of accumulated depreciation and amortization)                           7,030,952          7,732,051
                                                                                --------------    ------------
OTHER ASSETS
       Long-term portion of notes receivable                                        172,604            162,918
       Intangible assets and deferred charges
            (net of accumulated amortization of $488,086 and $398,187)              970,107            757,218
       Goodwill (net of accumulated amortization of $58,868)                        896,074            837,504
       Other assets                                                                 276,150            117,749
       Deferred income taxes                                                         50,000             50,000
                                                                                --------------    ------------
                                                                                  2,364,935          1,925,389
                                                                                --------------    ------------
TOTAL ASSETS                                                                    $16,875,958        $14,431,343
                                                                                ==============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                          $   310,898        $ 1,345,616
     Accounts payable                                                               437,778            799,456
     Accrued expenses                                                               665,746            538,949
     Current portion of capital lease obligations                                   212,608            214,903
     Deferred revenue                                                               105,874            117,901
                                                                                --------------    ------------
     Total Current Liabilities                                                    1,732,904          3,016,825

DEFERRED INCOME TAX LIABILITY                                                       519,000            519,000
LONG-TERM DEBT                                                                    1,520,845            599,573
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                       77,086            180,065
PUT WARRANT OBLIGATION                                                              369,000            319,000
ACCRUED RENTAL OBLIGATION AND OTHER                                                  53,500             61,466
                                                                                --------------    ------------
     TOTAL LIABILITIES                                                            4,272,335          4,695,929
                                                                                --------------    ------------





COMMITMENTS AND CONTINGENT LIABILITIES                                                   --                   --

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000 shares;
        none issued and outstanding
     Common stock, $.01 par value - authorized, 20,000,000
        shares; issued 7,468,940 and 6,498,545 shares in 2002 and 2001,
        respectively                                                           $     74,690         $     64,985

     Additional paid-in capital                                                   8,980,158            6,340,669
     Retained earnings                                                            3,654,807            3,435,792
                                                                               ------------         ------------
                                                                                 12,709,655            9,841,446
     Less 43,910 shares of treasury stock, at cost                                 (106,032)            (106,032)
                                                                               ------------         ------------
     Total Shareholders' Equity                                                  12,603,623            9,735,414
                                                                               ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 16,875,958         $ 14,431,343
                                                                               ============         ============


See accompanying notes to condensed financial statements.

     * Derived from audited financial statements, with reclassifications to conform to June 30, 2002 presentation.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                          2002                 2001
                                                                          ----                 ----
Revenues:
         Services                                                     $ 7,142,735         $ 6,543,796
         Product sales                                                    120,487             201,152
                                                                      -----------         -----------
                                                                        7,263,222           6,744,948
                                                                      -----------         -----------
Costs and Expenses (Income):
         Costs related to services                                      3,318,853           3,256,967
         Costs of products sold                                            63,245             124,637
         Selling, general and administrative expenses                   3,548,206           3,278,064
         Interest expense                                                  70,457             121,571
         Other income                                                    (171,554)            (58,329)
                                                                      -----------         -----------
                                                                        6,829,207           6,722,910
                                                                      -----------         -----------

Income before Provision for Income Taxes                                  434,015              22,038

            Provision for Income Taxes                                    215,000              10,033
                                                                      -----------         -----------

NET INCOME                                                            $   219,015         $    12,005
                                                                      ===========         ===========
Net Income per Share:
         Basic                                                        $       .03         $       -0-
                                                                      -----------         -----------
         Diluted                                                      $       .03         $       -0-
                                                                      -----------         -----------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                          6,949,848           6,416,361
                                                                      ===========         ===========
         Diluted                                                        7,412,729           6,491,374
                                                                      ===========         ===========


See accompanying notes to condensed financial statements

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                          2002                  2001
                                                                          ----                  ----
Revenues:
         Services                                                     $ 3,621,048         $ 3,335,383
         Product sales                                                     32,911              98,055
                                                                      -----------         -----------
                                                                        3,653,959           3,433,438
                                                                      -----------         -----------

Costs and Expenses (Income):
         Costs related to services                                      1,706,960           1,582,383
         Costs of products sold                                            14,446              34,462
         Selling, general and administrative expenses                   1,774,952           1,630,843
         Interest expense                                                  34,620              55,536
         Other income                                                    (158,263)            (25,661)
                                                                      -----------         -----------
                                                                        3,372,715           3,277,563
                                                                      -----------         -----------

Income before Provision for Income Taxes                                  281,244             155,875

             Provision for Income Taxes                                   142,000              58,033
                                                                      -----------         -----------

NET INCOME                                                            $   139,244         $    97,842
                                                                      ===========         ===========
Net Income per Share

         Basic                                                        $       .02         $       .02
                                                                      -----------         -----------
         Diluted                                                      $       .02         $       .01
                                                                      -----------         -----------

Weighted average number of common shares outstanding (Note 3):

         Basic                                                          7,424,521           6,417,481
                                                                      -----------         -----------
         Diluted                                                        7,424,521           6,567,507
                                                                      -----------         -----------


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                            2002               2001*
                                                                            ----               -----

Cash Flows from Operating Activities:
         Net income                                                    $   219,015         $    12,005
         Adjustments to reconcile net income to
            net cash provided by operating activities
           Depreciation and amortization                                   987,173             990,886
           Valuation of put warrants                                        50,000              40,000
           Accrued interest income                                         (44,548)                 --
           Decrease (increase) in:
             Accounts receivables                                         (156,045)           (238,185)
             Inventory                                                       2,816               6,551
             Prepaid and refundable taxes                                   64,866              74,450
             Prepaid expenses and other current assets                     (67,530)            (93,918)
             Other assets                                                  (43,776)                 --
         (Decrease) in:
             Accounts payable, accrued expenses and other                 (242,847)           (380,306)
             Deferred revenue                                              (12,027)            (15,412)
                                                                       -----------         -----------

Net Cash Provided by Operating Activities                                  757,097             396,071
                                                                       -----------         -----------
Cash Flows from Investing Activities:
         Expenditures for fixed assets                                    (155,152)             25,877
         Investment in marketable securities                            (2,021,939)                 --
         Deposit paid on medical devices                                  (114,625)                 --
         Repayment of notes receivable                                      70,390              61,033
         Payment for goodwill, account acquisitions, licensing
         agreements and deferred charges                                  (402,380)            (47,535)
                                                                       -----------         -----------

Net Cash (Used In) Provided by Investing Activities                     (2,623,706)             39,375
                                                                       -----------         -----------
Cash Flows from Financing Activities:

         Proceeds from debt                                              1,787,054              17,898
         Principal payments under capital lease obligation                (105,274)            (91,592)
         Repayment of debt                                              (1,900,500)           (261,201)
         Proceeds from private equity placement                          2,730,000                  --
         Payment of fees relating to private equity placement             (208,061)                 --
         Net proceeds upon exercise of stock options                       127,255              21,553
                                                                       -----------         -----------

Net Cash Provided by (Used In) Financing Activities                      2,430,474            (313,342)
                                                                       -----------         -----------

Net Increase in Cash and cash equivalents                                  563,865             122,104
Cash and cash equivalents, Beginning of Period                             818,696             537,247
                                                                       -----------         -----------
Cash and cash equivalents, End of Period                               $ 1,382,561         $   659,351
                                                                       ===========         ===========


See accompanying notes to condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                     $    66,207         $   119,512
          Income Taxes                                                 $   150,692         $       773



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

  During 2001 the Company incurred capital lease obligations of $98,340 when it entered into a lease agreement for new equipment.



See accompanying notes to condensed financial statements


  * Reclassified to conform with June 30, 2002 presentation

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

2.     Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the six and three months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements, except as described in Note 3 below. In addition, effective June 30, 2002, the amounts previously reported as "Inventory of medical devices held for lease" have been reclassified as a component of fixed assets.

         The Company accounts for its marketable securities, consisting of a mutual fund, in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the provisions of SFAS No. 115, the Company's marketable securities are classified as securities available for sale and are reported at their approximate fair value. Although not a money market fund, this mutual fund seeks to generate returns in excess of traditional money market products while maintaining an emphasis on preservation of capital and liquidity. At June 30, 2002 the cost of the marketable securities equaled the fair value.

         The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The financial information for acquired intangible assets is as follows:


                                              As of June 30, 2002                      As of December 31, 2001
                                              -------------------                      -----------------------
                                  Gross Carrying              Accumulated          Gross Carrying         Accumulated
                                     Amount                  Amortization              Amount             Amortization
                                  --------------              -----------          --------------         -----------
Amortized intangible assets

Account acquisitions               $  879,443               $  465,586               $  859,048           $  374,983
Noncompete agreement                   60,000                   22,500                   60,000               15,000
Deferred charges                       73,750                       --                   41,022                8,204
Licensing fees                        445,000                       --                  195,335                   --
                                  --------------              -----------          --------------         -----------
      Total                        $1,458,193               $  488,086               $1,155,405           $  398,187



Amortization expense for the six and three months ended June 30, 2002 was approximately $131,000 and $80,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows (exclusive of the intangible assets relating to the Company's agreement with Health Hero Network, Inc.):

Estimated amortization expense:
-------------------------------

         For the year ended December 31, 2002                  $    237,000
         For the year ended December 31, 2003                  $    180,000
         For the year ended December 31, 2004                  $    161,000
         For the year ended December 31, 2005                  $     44,000
         For the year ended December 31, 2006                  $     20,000


The changes in carrying amount of goodwill for the quarter ended June 30, 2002 are as follows:


                                             PERS         TAS         Other     Consolidated
                                             ----         ---         -----     ------------
Balance as of December 31, 2001             $ --        $837,503      $ --        $837,503
Additional Goodwill                           --          58,571        --          58,571
Balance as of June 30, 2002                 $ --        $896,074      $ --        $896,074


The following financial information is presented as if SFAS 142 was adopted at the beginning of the six months ended June 30, 2001:

                                               For the six months ended June 30,
                                               ---------------------------------
                                                    2002                2001
                                                    ----                ----
NET INCOME:
  Reported net income                        $      219,015       $     12,005
  Add back: Goodwill amortization                        --             26,266
  Adjusted net income                        $      219,015       $     38,271

BASIC EARNINGS PER SHARE:
  Reported basic earnings per share          $         .03        $         -0-
  Add back: Goodwill amortization                       --                  --
  Adjusted basic earnings per share          $         .03        $         -0-

DILUTED EARNINGS PER SHARE:
  Reported diluted earnings per share        $         .03        $         -0-
  Add back: Goodwill amortization                       --                  --
  Adjusted diluted earnings per share        $         .03        $         -0-


                                             For the three months ended June 30,
                                             -----------------------------------
                                                    2002                2001
                                                    ----                ----
NET INCOME:
  Reported net income                        $      139,244       $    97,842
  Add back: Goodwill amortization                        --            13,133
  Adjusted net income                        $      139,244       $   110,975

BASIC EARNINGS PER SHARE:
  Reported basic earnings per share          $          .02        $      .02
  Add back: Goodwill amortization                        --                --
  Adjusted basic earnings per share          $          .02        $      .02

DILUTED EARNINGS PER SHARE:
  Reported diluted earnings per share        $          .02        $      .02
  Add back: Goodwill amortization                        --                --
  Adjusted diluted earnings per share        $          .02        $      .02

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

4.     Earnings Per Share

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators in computing earnings per share:


Six Months Ended June 30, 2002                          Income                Shares               Per-Share
------------------------------                       (Numerator)           (Denominator)            Amounts
                                                     -----------           -------------            -------
Basic EPS -
Income available to common stockholders              $  219,015              6,949,848                  $.03
Effect of dilutive securities -                                                                         ====
  Options and warrants                                       -0-               462,881
                                                     ----------              ---------
Diluted EPS -
Income available to common
  stockholders and assumed conversions               $  219,015              7,412,729                  $.03
                                                     ==========              =========                  ====

Three Months Ended June 30, 2002
--------------------------------
Basic EPS - Income available to
  common stockholders                                $  139,244              7,424,521                  $.02
                                                                                                        ====
Effect of dilutive securities -
  Options and warrants                                       -0-                    -0-
                                                     ----------              ---------
Diluted EPS - Income available to
  common stockholders and assumed
  conversions                                        $  139,244              7,424,521                  $.02
                                                     ==========              =========                  ====
Six months Ended June 30, 2001
------------------------------
Basic EPS -Income available to common
  stockholders                                       $   12,005              6,416,361                  $-0-
                                                                                                        ====
Effect of dilutive securities -
  Options and warrants                                       -0-                75,013
                                                     ----------              ---------
Diluted EPS -Income available to
  common  stockholders and
  assumed conversions                                $   12,005              6,491,374                  $-0-
                                                     ==========              =========                  ====
Three Months Ended June 30, 2001
--------------------------------
Basic EPS - Income available to
  common stockholders                                $   97,842              6,417,481                  $.02
Effect of dilutive securities -                                                                         ====
  Options and warrants                                       -0-               150,026
                                                     ----------              ---------
Diluted EPS -Income available to
  common stockholders and assumed
  conversions                                        $   97,842              6,567,507                  $.01
                                                     ==========              =========                  ====


5.     Notes Payable:

         In May 2002, the Company executed an agreement with a bank, pursuant to which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan is payable over five years while the credit facility is available for three years. The Company used a portion of the proceeds to repay the previous bank debt and intends to use the remaining proceeds from this bank financing to fund capital expenditures and working capital needs.

6.     Private Equity Placement:

         In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock at an exercise price of $3.80 per share. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company plans to utilize a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its recently announced initiative with Health Hero Network, Inc. ("HHN").

7.     Major Customers:

         Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company provides services to the City of New York under extensions and contracts issued periodically. The current contract, which ran through June 2002, reflected terms and conditions present in the original contract. The Company believes, based on discussions with HCSP representatives, that an extension through June 2003 is forthcoming under the same terms and conditions as in the original contract. During the six months June 30, 2002 and 2001, the Company had revenues from this contract representing 24% and 27%, respectively, of its total revenue.

During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to inventory of medical devices reflected in fixed assets would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

         As of June 30, 2002 and December 31, 2001, accounts receivable from the contract represented 47% of accounts receivable at both dates and leased medical devices in service under the contract represented 25% and 30%, respectively, of total leased medical devices in service.

8.       Segment  Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000.

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2002 and 2001:


                                                             2002
                                                             ----

                                                      PERS                 TAS                  Other           Consolidated
                                                      ----                 ---                  -----           ------------
Six Months Ended June 30, 2002
------------------------------

Revenue                                          $  5,959,456         $  1,228,717        $     75,049         $  7,263,222
Income before provision for income taxes              245,613              187,142               1,260              434,015
Total assets                                       14,417,214            2,257,044             201,700           16,875,958


                                                      PERS                 TAS                  Other           Consolidated
                                                      ----                 ---                  -----           ------------
Three Months Ended June 30, 2002
--------------------------------

Revenue                                          $  2,987,202         $    622,919        $     43,838         $  3,653,959
Income before provision for income taxes              170,717              108,823               1,704              281,244


                                                      PERS                 TAS                  Other           Consolidated
                                                      ----                 ---                  -----           ------------
Six Months Ended June 30, 2001
------------------------------

Revenue                                          $  5,624,139         $  1,078,965        $     41,844         $  6,744,948
Income (loss) before provision for
income taxes                                          (63,431)             105,144             (19,675)              22,038
Total assets                                       12,445,335            1,948,920             180,862           14,575,117


                                                      PERS                 TAS                  Other           Consolidated
                                                      ----                 ---                  -----           ------------
Three Months Ended June 30, 2001
--------------------------------

Revenue                                          $  2,831,795         $    578,427        $     23,216         $  3,433,438
Income (loss) before provision for
income taxes                                           76,466               79,559                (150)             155,875


9.     Contingencies:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 2001.

This discussion contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in the Company's filings with the Securities and Exchange Commission (SEC), including the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 2001, the Company's Quarterly Reports on Forms 10-QSB, and other filings and releases. These include uncertainties relating to government regulation, technological changes, our expansion plans and product libility risks.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock at an exercise price of $3.80 per share. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company plans to utilize a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its recently announced initiative with HHN.

In May 2002, the Company executed an agreement with a bank, pursuant to which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan is payable over five years while the credit facility is available for three years. The Company used a portion of the proceeds to repay the previous bank debt and intends to use the remaining proceeds from this bank financing to fund capital expenditures and working capital needs.

The following table is a summary of contractual obligations recorded as of June 30, 2002:


                                                                 Payments Due by Period

Contractual  Obligations            Total           Less than 1     1-3 years      4-5 years    After 5 years
                                                    year

Revolving Credit Line               $  287,054     $        --    $  287,054
Debt                                $1,544,689     $   310,898    $  933,791      $ 300,000
Capital Leases                      $  289,694     $   212,608    $   77,086
Operating Leases                    $1,332,612     $   284,960    $  741,914      $ 241,461      $  64,277
Total Contractual Cash Obligations  $3,454,049     $   808,466    $2,039,845      $ 541,461      $  64,277


Subsequent to June 30, 2002, the Company paid down its revolving credit line.

The Company's working capital on June 30, 2002 was $5,747,167 as compared to $1,757,078 on December 31, 2001. The Company believes that its present cash and working capital position combined with its borrowing availability under its new credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2002, the Company anticipates that it will make capital investments of approximately $1,250,000, exclusive of capital investments relating to the Company's agreement with HHN, for the enhancement of its management information systems, and the production and purchase of additional systems which the Company intends to rent.

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

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to the HHN Agreement to approximate $2,000,000 over the next 12-18 months. The cost of the licensing component will aggregate $1,000,000, of which $300,000 has been paid as of August 9, 2002. Related professional fees of $145,000 have been capitalized through June 30, 2002.

As part of executing its business plan to align itself for future success, the Company has incurred and plans to incur certain additional expenses relating to the relocation and upgrading of its emergency response center facility and research and development costs associated with its desease management endeavor. As a result of these expenses the profitability for the next six months may be impacted. As the Company continues to diversify, enter into new endeavors and execute its business plan, the Company continues to affirm its positive outlook and anticipates achieving gross sales of approximately $15,000,000 - $15,300,000 and net income of $300,000-$350,000 for the year ended December 31, 2002.

In the normal course of business the Company has committed to purchase Model 800 Personal Emergency Response systems in 2002. The cost to purchase these units will be $321,700. As of June 30, 2002 the Company prepaid $175,000 towards this purchase and the remaining amount outstanding is to be paid upon receipt of the units.

The Company has become aware that certain of its activators designed to remotely signal the emergency response apparatus installed in a client's home, may be subject to battery failure, thereby preventing remote activation of the apparatus and requiring the consumer to activate the apparatus directly. The supplier of the activators has acknowledged its responsibility to replace the activators, and thus, the Company should not incur any financial liability in exchanging the activators for upgraded models, which is currently in process. No claim for liability has been asserted against the Company arising from this situation, but such a claim is possible.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company provides services to the City of New York under extensions and contracts issued periodically. The current contract, which ran through June 2002, reflected terms and conditions present in the original contract. The Company believes, based on discussions with HCSP representatives, that an extension through June 2003 is forthcoming under the same terms and conditions as in the original contract. During the six months June 30, 2002 and 2001, the Company had revenues from this contract representing 24% and 27%, respectively, of its total revenue.

During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to inventory of medical devices reflected in fixed assets would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

The Company's management has developed a business plan to minimize its reliance on HCSP. This involves the reduction in HCSP related overhead and redeployment of assets to other programs, in the event that the HCSP contract were not to continue for any reason. In addition, the Company focuses on, and intends to continue to build its subscriber base through, consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

RESULTS OF OPERATIONS
---------------------

Monthly recurring revenue for services ("MRR"), increased $598,939 for the six months ended June 30, 2002 as compared to the same period in 2001, an increase of 9%, and increased $285,665 for the three months ended June 30, 2002 as compared to the same period in 2001, an increase of 9%. The Company has experienced continued success in growing its customer base outside the contract with the City of New York (which has experienced a reduction in the number of subscribers) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. In addition, the Company has experienced growth in its OnCall telephone answering service business through its marketing efforts.

Costs related to services increased by $61,886 for the six months ended June 30, 2002 as compared to the same period in 2001, an increase of 2% and increased $124,577 for the three months ended June 30, 2002 as compared to the same period in 2001, an increase of 8%. Costs related to services, as a percentage of service revenues, for the six months ended June 30, 2002 and 2001 were 46% and 50%, respectively. The costs related to services as a percentage of service revenue decreased as a result of the costs of services remaining consistent with prior periods as certain increases in payroll, telephone and other related items were offset by a reduction in upgrading and repair expense, while revenues increased.

Selling, general and administrative expenses increased by $270,142 for the six months ended June 30, 2002 as compared to the same period in 2001, an increase of 8%. Selling, general, and administrative expenses expressed as a percentage of total revenues was 49% for each of the six months ended June 30, 2002 and 2001. Selling, general and administrative expenses increased by $144,109 for the three months ended June 30, 2002 as compared to the same period in 2001, an increase of 9%. Selling, general, and administrative expenses expressed as a percentage of total revenues for the three months ended June 30, 2002 and 2001 were 49% and 48%, respectively. The dollar increase in selling, general and administrative expenses is primarily due to increased commissions, directly related to increased sales, and the hiring of independent consultants to assist in advisory matters, offset by a reduction in professional fees. An additional increase is due to the hiring of personnel and incurring research and development costs specifically relating to the HHN endeavor.

Interest expense for the six months ended June 30, 2002 and 2001 was $70,457 and $121,571, respectively. Interest expense for the three months ended June 30, 2002 and 2001 was $34,620 and $55,536, respectively. Interest expense decreased due to reduction of borrowing levels during 2002 as well as the decrease in interest rates.

Other income for the six months ended June 30, 2002 and 2001 was $171,554 and $58,329, respectively. Other income for the three months ended June 30, 2002 and 2001 was $158,263 and 25,661, respectively. Other income increased due to an insurance reimbursement and interest recorded on an officer's loan. The interest was approximately $45,000 on this loan.

The Company's income before provision for income taxes for the six months ended June 30, 2002 was $434,015 an increase of $411,977 from 2001. The Company's income before provision for income taxes for the three months ended June 30, 2002 was $281,244 an increase of $125,369 from 2001. The increase in profit of $411,977 for the six months ended June 30, 2002 primarily resulted from an increase in the Company's revenues from services, an increase in other income (an insurance reimbursement) and a decrease in interest expense, offset by an increase in selling, general and administrative costs.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 22, 2002, the Company, through a private placement, issued 910,000 shares of Common Stock, and five year warrants to purchase a total of 227,500 shares of Common Stock at an exercise price of $3.80 per share, to several accredited investors, for an aggregate total cash consideration of $2,730,000. In addition, in connection with such issuances, the Company issued to its placement agent five year warrants to purchase 91,000 and 22,750 shares of Common Stock, at an exercise price of $3.83 and $4.17 per share, respectively. All of these issuances were exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a)      Exhibits:

No.:        Description
----        -----------

4.1 Stock and Warrant Purchase Agreement dated as of March 27, 2002, between the Company and certain investors (incorporated by reference to the Company's Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

4.2 Form of Warrant to purchase shares of Common Stock, issued to certain investors (incorporated by reference to the Company's Registration Statement on Form S-3 filed with the SEC on May 14,
            2002).

99.1        Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002.

(b)      Reports on Form 8-K:

         On April 23, 2002 the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release relating to the Company's completed private placement.

         On May 22, 2002 the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release announcing the Company's signing of a $3,000,000 credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN MEDICAL ALERT CORP.


Dated: August 14, 2002                      By:  /s/ Howard M. Siegel
                                                 -----------------------------
                                                 Howard M. Siegel
                                                 President and Chief Executive
                                                 Officer


                                            By:  /s/ Richard Rallo
                                                 -----------------------------
                                                 Richard Rallo
                                                 Controller

                                  EXHIBIT INDEX

No.:               Description

4.1 Stock and Warrant Purchase Agreement dated as of March 27, 2002, between the Company and certain investors (incorporated by reference to the Company's Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

4.2 Form of Warrant to purchase shares of Common Stock, issued to certain investors (incorporated by reference to the Company's Registration Statement on Form S-3 filed with the SEC on May 14,
            2002).

99.1        Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002.