Form 10QSB
period 2002-09-30
AMERICAN MEDICAL ALERT CORP
filed 2002-11-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2002


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,470,649 shares of $.01 par value common stock as of November 8, 2002.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


                                      INDEX


                                                                            PAGE

Part I.   Financial Information.

          Report of Independent Accountants                                  1

          Condensed Consolidated Balance Sheets for September 30, 2002
          and December 31, 2001                                              2

          Condensed Consolidated Statements of Income for the
          Nine Months Ended September 30, 2002 and 2001                      4

          Condensed Consolidated Statements of Income for the
          Three Months Ended September 30, 2002 and 2001                     5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2002 and 2001                      6

          Notes to Condensed Consolidated Financial Statements               8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                     14

               Controls and Procedures                                       19

Part II. Other Information                                                   19

               Signatures                                                    22

               Certifications                                             23-24

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of September 30, 2002 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

November 8, 2002

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           Sept. 30,2002
                                                                              (Unaudited)     Dec. 31,2001*
                                                                              -----------     -------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $  1,079,612    $    818,696
   Marketable securities                                                        2,041,929             -
   Accounts and notes receivable
    (net of allowance for doubtful accounts of $527,500 and $417,500)           3,025,528       2,866,015
   Notes and other receivables                                                     91,767         276,594
   Inventory                                                                      325,706         171,283
   Prepaid and refundable taxes                                                    87,781         109,328
   Prepaid expenses and other current assets                                      265,307         123,987
   Deferred income taxes                                                          408,000         408,000
                                                                             ------------    ------------

   Total Current Assets                                                         7,325,630       4,773,903
                                                                             ------------    ------------
FIXED ASSETS
   (Net of accumulated depreciation and amortization)                           6,834,130       7,732,051
                                                                             ------------    ------------
OTHER ASSETS
   Long-term portion of notes receivable                                          150,850         162,918
   Intangible assets and deferred charges
      (net of accumulated amortization of $541,263 and $398,187)                  922,890         757,218
   Goodwill (net of accumulated amortization of $58,868)                          928,537         837,504
   Other assets                                                                   148,438         117,749
   Deferred income taxes                                                           50,000          50,000
                                                                             ------------    ------------
                                                                                2,200,715       1,925,389
                                                                             ------------    ------------
TOTAL ASSETS                                                                 $ 16,360,475    $ 14,431,343
                                                                             ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $    314,917    $  1,345,616
   Accounts payable                                                               530,547         799,456
   Accrued expenses                                                               388,657         538,949
   Current portion of capital lease obligations                                   182,588         214,903
   Deferred revenue                                                                66,560         117,901
                                                                             ------------    ------------

     Total Current Liabilities                                                  1,483,269       3,016,825

DEFERRED INCOME TAX LIABILITY                                                     519,000         519,000
LONG-TERM DEBT                                                                  1,151,204         599,573
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                     54,726         180,065
PUT WARRANT OBLIGATION                                                            409,000         319,000
ACCRUED RENTAL OBLIGATION AND OTHER                                                53,500          61,466
                                                                             ------------    ------------

     TOTAL LIABILITIES                                                          3,670,699       4,695,929
                                                                             ------------    ------------



COMMITMENTS AND CONTINGENT LIABILITIES                                                -               -

SHAREHOLDERS' EQUITY
     Preferred stock, $ .01 par value - authorized, 1,000,000 shares; none issued and outstanding
     Common stock, $.01 par value - authorized, 20,000,000 shares;
      issued 7,470,649 and 6,498,545 shares in 2002 and 2001,
      respectively                                                           $     74,707    $     64,985
     Additional paid-in capital                                                 8,982,171       6,340,669
     Retained earnings                                                          3,738,930       3,435,792
                                                                             ------------    ------------
                                                                               12,795,808       9,841,446
     Less 43,910 shares of treasury stock, at cost                               (106,032)       (106,032)
                                                                             ------------    ------------
     Total Shareholders' Equity                                                12,689,776       9,735,414
                                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 16,360,475    $ 14,431,343
                                                                             ============    ============


See accompanying notes to condensed financial statements.

       * Derived from audited financial statements, with reclassifications to conform to September 30, 2002 presentation.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                      2002            2001
                                                                      ----            ----
Revenues:
       Services                                                  $ 10,780,348    $  9,994,821
       Product sales                                                  234,521         267,921
                                                                      -------         -------
                                                                   11,014,869      10,262,742
                                                                 ------------    ------------
Costs and Expenses (Income):
       Costs related to services                                    5,052,523       4,963,588
       Costs of products sold                                         129,429         168,522
       Selling, general and administrative expenses                 5,492,509       4,829,944
       Interest expense                                                96,386         174,418
       Other income                                                  (333,116)        (81,693)
                                                                 ------------    ------------
                                                                   10,437,731      10,054,779
                                                                 ------------    ------------

Income before Provision for Income Taxes                              577,138         207,963

       Provision for Income Taxes                                     274,000          89,738
                                                                 ------------    ------------

NET INCOME                                                       $    303,138    $    118,225
                                                                 ============    ============
Net Income per Share:
       Basic                                                     $        .04    $        .02
                                                                 ------------    ------------
       Diluted                                                   $        .04    $        .02
                                                                 ------------    ------------
Weighted average number of common shares outstanding (Note 3):

       Basic                                                        7,108,812       6,427,303
                                                                 ============    ============
       Diluted                                                      7,562,729       6,573,775
                                                                 ============    ============


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                                      2002          2001
                                                                      ----          ----
Revenues:
       Services                                                  $ 3,637,613    $ 3,451,025
       Product sales                                                 114,034         66,769
                                                                 -----------    -----------
                                                                   3,751,647      3,517,794
                                                                 -----------    -----------
Costs and Expenses (Income):
       Costs related to services                                   1,733,670      1,706,621
       Costs of products sold                                         66,184         43,885
       Selling, general and administrative expenses                1,944,303      1,551,881
       Interest expense                                               25,929         52,847
       Other income                                                 (161,562)       (23,365)
                                                                 -----------    -----------
                                                                   3,608,524      3,331,869
                                                                 -----------    -----------

Income before Provision for Income Taxes                             143,123        185,925

        Provision for Income Taxes                                    59,000         79,705
                                                                 -----------    -----------

NET INCOME                                                       $    84,123    $   106,220
                                                                 ===========    ===========
Net Income per Share
        Basic                                                    $       .01    $       .02
                                                                 -----------    -----------
        Diluted                                                  $       .01    $       .02
                                                                 -----------    -----------

Weighted average number of common shares outstanding (Note 3):
        Basic                                                      7,426,739      6,449,186
                                                                 -----------    -----------
        Diluted                                                    7,796,499      6,520,644
                                                                 -----------    -----------


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                    ------------------------------
                                                                                2002           2001*
                                                                                ----           ----
Cash Flows from Operating Activities:
     Net income                                                            $   303,138    $   118,225
     Adjustments to reconcile net income to
       net cash provided by operating activities
      Depreciation and amortization                                          1,504,512      1,492,059
      Valuation of put warrants                                                 90,000         60,000
      Accrued interest income                                                  (46,827)           -
      Decrease (increase) in:
        Accounts receivable                                                   (159,513)       (59,948)
        Inventory                                                               (5,078)       (52,189)
        Prepaid and refundable taxes                                            21,547        165,163
        Prepaid expenses and other current assets                             (141,320)       (70,342)
        Other assets                                                           (51,044)           -
      (Decrease) in:
        Accounts payable, accrued expenses and other                          (380,340)      (316,840)
        Deferred revenue                                                       (51,341)      (105,534)
                                                                           -----------    -----------

Net Cash Provided by Operating Activities                                    1,083,734      1,230,594
                                                                           -----------    -----------
Cash Flows from Investing Activities:
        Expenditures for fixed assets                                         (571,838)      (463,143)
        Investment in marketable securities                                 (2,041,929)           -
        Deposit applied on medical devices                                      20,355            -
        Increase in notes receivable                                               -         (140,000)
        Repayment of notes receivable                                          196,895         78,589
        Payment for goodwill, account acquisitions, licensing agreements
         and deferred charges                                                 (440,803)       (97,848)
                                                                           -----------    -----------

Net Cash (Used In) Investing Activities                                     (2,837,320)      (622,402)
                                                                           -----------    -----------
Cash Flows from Financing Activities:
        Proceeds from debt                                                   1,787,054         17,898
        Principal payments under capital lease obligation                     (157,654)      (141,373)
        Repayment of notes payable                                          (2,266,121)      (405,454)
        Proceeds from private equity placement                               2,730,000            -
        Payment of fees relating to private equity placement                  (208,061)           -
        Net proceeds upon exercise of stock options                            129,284         67,647
                                                                           -----------    -----------
Net Cash Provided by (Used In) Financing Activities                          2,014,502       (461,282)
                                                                           -----------    -----------

Net Increase in Cash and Cash Equivalents                                      260,916        146,910
Cash and Cash Equivalents, Beginning of Period                                 818,696        537,247
                                                                           -----------    -----------
Cash and Cash Equivalents, End of Period                                   $ 1,079,612    $   684,157
                                                                           ===========    ===========


See accompanying notes to condensed financial statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                         $    90,980    $    169,031
          Income Taxes                                                     $   253,410    $    149,306


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITY:

During 2001 the Company incurred capital lease obligations of $98,340 when it entered into a lease agreement for new equipment.

See accompanying notes to condensed financial statements

 * Reclassified to conform with September 30, 2002 presentation

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   General:

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the nine and three months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

     The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2001 financial statements, except as described in Note 3 below. In addition, effective June 30, 2002, the amounts previously reported as "Inventory of medical devices held for lease" have been reclassified as a component of fixed assets.

     The Company accounts for its marketable securities, consisting of a mutual fund, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the provisions of SFAS No. 115, the Company's marketable securities are classified as securities available for sale and are reported at their approximate fair value. Although not a money market fund, this mutual fund seeks to generate returns in excess of traditional money market products while maintaining an emphasis on preservation of capital and liquidity. At September 30, 2002 the cost of the marketable securities equaled the fair value.

     The results of operations for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The financial information for acquired intangible assets is as follows:


                                  As of September 30, 2002              As of December 31, 2001
                                  ------------------------              -----------------------
                              Gross Carrying     Accumulated        Gross Carrying      Accumulated
                                  Amount         Amortization           Amount          Amortization
                                  ------         ------------           ------          ------------
Amortized intangible assets
  Account acquisitions         $  879,443         $  511,126         $  859,048         $  374,983
  Noncompete agreement             60,000             26,250             60,000             15,000
  Deferred charges                 77,750              3,887             41,022              8,204
  Licensing fees                  446,960                -              195,335                -
                               ----------         ----------         ----------         ----------
     Total                     $1,464,153         $  541,263         $1,155,405         $  398,187


Amortization expense for the nine and three months ended September 30, 2002 was approximately $184,000 and $53,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows (exclusive of the intangible assets relating to the Company's agreement with Health Hero Network, Inc.):

Estimated amortization expense:
------------------------------

   For the year ended December 31, 2002                                $ 237,000
   For the year ended December 31, 2003                                $ 180,000
   For the year ended December 31, 2004                                $ 161,000
   For the year ended December 31, 2005                                $  44,000
   For the year ended December 31, 2006                                $  20,000

The changes in carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:


                                         PERS        TAS       Other   Consolidated
                                        ------     --------    -----   ------------
Balance as of December 31, 2001        $    -     $ 837,504    $    -     $ 837,504

Additional Goodwill                         -        91,033         -        91,033

Balance as of September 30, 2002       $    -     $ 928,537    $    -     $ 928,537


The following financial information is presented as if SFAS 142 was adopted at the beginning of the nine months ended September 30, 2001:

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                2002                2001
                                                ----                ----
Net Income:
 Reported net income                      $    303,138           $     118,225

 Add back: Goodwill amortization                   -                    40,167
 Adjusted net income                      $    303,138           $     158,392

Basic earnings per share:
 Reported basic earnings per share        $        .04           $         .02
 Add back: Goodwill amortization                   -                       -
 Adjusted basic earnings per share        $        .04           $         .02

Diluted earnings per share:
 Reported diluted earnings per share      $        .04           $        .02
 Add back: Goodwill amortization                   -                       -
 Adjusted diluted earnings per share      $        .04           $        .02

                                        For the three months ended September 30,
                                        ----------------------------------------
                                                2002                2001
                                                ----                ----
Net Income:
  Reported net income                     $    84,123            $     106,220
  Add back: Goodwill amortization                 -                     13,741
  Adjusted net income                     $    84,123            $     119,961

Basic earnings per share:
  Reported basic earnings per share       $       .01            $         .02
  Add back: Goodwill amortization                 -                        -
  Adjusted basic earnings per share       $       .01            $         .02

Diluted earnings per share:
  Reported diluted earnings per share     $       .01            $         .02
  Add back: Goodwill amortization                 -                        -
  Adjusted diluted earnings per share     $       .01            $         .02

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

4.   Earnings Per Share

     The following table is a reconciliation of the numerators and denominators in computing earnings per share:


                                                             Income                Shares               Per-Share
Nine Months Ended September 30, 2002                      (Numerator)           (Denominator)            Amounts
------------------------------------                      -----------           -------------            -------
Basic EPS -
Income available to common
stockholders                                                  $  303,138               7,108,812           $.04
Effect of dilutive securities -                                                                            ====
 Options and warrants                                                -0-                 453,917
                                                              ----------               ---------
Diluted EPS -
Income available to common
 stockholders and assumed conversions                         $  303,138               7,562,729           $.04
                                                              ==========               =========           ====
Three Months Ended September 30, 2002
-------------------------------------
Basic EPS - Income available to
 common stockholders                                          $   84,123               7,426,739           $.01
Effect of dilutive securities -                                                                            ====
  Options and warrants                                               -0-                 369,760
                                                              ----------               ---------
Diluted EPS - Income available to
 common stockholders and assumed
 conversions                                                  $   84,123               7,796,499           $.01
                                                              ==========               =========           ====
Nine Months Ended September 30, 2001
------------------------------------
Basic EPS -Income available to common
 stockholders                                                 $  118,225               6,427,303           $.02
                                                              ==========               =========           ====
Effect of dilutive securities -
 Options and warrants                                                -0-                 146,472
                                                              ----------               ---------
Diluted EPS -Income available to
 common stockholders and
 assumed conversions                                          $  118,225               6,573,775           $.02
                                                              ==========               =========           ====
Three Months Ended September 30, 2001
-------------------------------------
Basic EPS - Income available to
 common stockholders                                          $  106,220               6,449,186           $.02
Effect of dilutive securities -                                                                            ====
 Options and warrants                                                -0-                  71,458
                                                              ----------               ---------
Diluted EPS -Income available to
 common stockholders and assumed
 conversions                                                  $  106,220               6,520,644           $.02
                                                              ==========               =========           ====


5.   Notes Payable:

     In May 2002, the Company executed an agreement with a bank, pursuant to which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and borrowings under the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan is payable over five years while the credit facility is available for three years. The Company used a portion of the proceeds to repay the previous bank debt and intends to use the remaining proceeds from this bank financing to fund capital expenditures and working capital needs.

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

7.   Major Customers:

     Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company provides services to the City of New York under extensions and contracts issued periodically. The current contract runs through June 2003 and reflects terms and conditions present in the original contract. On October 10, 2002, HCSP issued a Request For Proposal ("RFP") to provide continued services, after June 30, 2003, to subscribers currently serviced under the PERS contract. The Company intends to respond to this bid and plans to make its best reasonable efforts to be awarded and maintain this contract. During the nine months September 30, 2002 and 2001, the Company had revenues from this contract representing 24% and 26%, respectively, of its total revenue.

If as a result of the RFP dated October 10, 2002, the Company is awarded the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the RFP is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not awarded or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to medical devices included in fixed assets would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period, if the contract is awarded to a new provider, or, even if the

Company is awarded the contract, on the significance of any reduction in pricing or number of subscribers serviced. These factors could be mitigated by management's ability to place these devices with other providers.

     As of September 30, 2002 and December 31, 2001, accounts receivable from the contract represented 49% and 47%, respectively, of accounts receivable and leased medical devices in service under the contract represented 24% and 30%, respectively, of total leased medical devices in service.

8.   Segment Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Service ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2002 and 2001:


                                                              2002
                                                              ----

                                                           PERS              TAS              Other        Consolidated
                                                       ------------     ------------      ------------     ------------
Nine Months Ended September 30, 2002
------------------------------------
Revenue                                                $  8,988,425     $  1,904,124      $    122,320     $11,014,869
Income (loss) before provision for
income taxes                                                286,759          295,352            (4,973)        577,138
Total assets                                             13,847,601        2,288,150           224,724      16,360,475

                                                           PERS              TAS              Other        Consolidated
                                                       ------------     ------------      ------------     ------------
Three Months Ended September 30, 2002
-------------------------------------
Revenue                                                $  3,028,969     $    675,407      $     47,271     $  3,751,647
Income (loss) before provision for
income taxes                                                 41,146          108,210            (6,233)         143,123


                                                              2001
                                                              ----

                                                           PERS              TAS              Other        Consolidated
                                                       ------------     ------------      ------------     ------------
Nine Months Ended September 30, 2001
------------------------------------
Revenue                                                $  8,503,620     $  1,692,624      $     66,498     $ 10,262,742
Income (loss) before provision for
income taxes                                                 30,706          208,964           (31,707)         207,963
Total assets                                             12,471,935        1,889,301           165,506       14,526,742



                                                           PERS              TAS              Other        Consolidated
                                                       ------------     ------------      ------------     ------------
Three Months Ended September 30, 2001
-------------------------------------
Revenue                                                $  2,879,482     $    613,659      $     24,653     $  3,517,794
Income (loss) before provision for
income taxes                                                 94,137          103,820           (12,032)         185,925


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

In May 2002, the Company executed an agreement with a bank, pursuant to which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings up to $1,500,000 (based on eligible receivables as defined). Borrowings under the term loan will bear interest at LIBOR plus 3.5% and borrowings under the revolving credit line will bear interest at LIBOR plus 3.0%. The term loan is payable over five years while the credit facility is available for three years. The Company used a portion of the proceeds to repay the previous bank debt and intends to use the remaining proceeds from this bank financing to fund capital expenditures and working capital needs.

The following table is a summary of contractual obligations as of September 30, 2002:


----------------------------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period
----------------------------------------------------------------------------------------------------------------------
Contractual  Obligations            Total           Less  than  1   1-3 years       4-5 years      After 5 years
                                                    year
----------------------------------------------------------------------------------------------------------------------
Revolving Credit Line               $   -0-         $     -
----------------------------------------------------------------------------------------------------------------------
Debt                                $1,466,121      $   314,917     $  926,204      $ 225,000
----------------------------------------------------------------------------------------------------------------------
Capital Leases                      $  237,314      $   182,588     $   54,726
----------------------------------------------------------------------------------------------------------------------
Operating Leases                    $1,259,508      $   287,383     $  727,718      $ 244,407
----------------------------------------------------------------------------------------------------------------------
Total Contractual Cash              $2,962,943      $   784,888     $1,708,648      $ 469,407
Obligations
----------------------------------------------------------------------------------------------------------------------


The Company's working capital on September 30, 2002 was $5,848,361 as compared to $1,757,078 on December 31, 2001. The Company believes that its present cash and working capital position combined with its borrowing availability under its new credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2002, the Company anticipates that it will make capital investments of approximately $1,250,000, exclusive of capital investments relating to the Company's agreement with HHN, for the enhancement of its management information systems, and the production and purchase of additional PERS which the Company intends to rent.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI, Flushing and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. The term of the lease is fifteen (15) years from the commencement date. The commencement date is the last of the following to occur: (a) the date on which landlord gives notice to tenant that the work to be performed by landlord has been substantially completed; (b) the date landlord shall have obtained a temporary certificate of occupancy for the building which authorizes and permits the occupancy by tenant; and (c) the date on which the certain interior work has been completed. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company expects to occupy the premises during the first quarter of 2003. Simultaneously with the move, the Company plans to consolidate certain facilities and sell the condominium currently occupied by HCI Acquisition Corp.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to the HHN Agreement to approximate $2,000,000 over the next 12-18 months. The cost of the licensing component will aggregate $1,000,000, of which approximately $300,000 has been paid as of November 9, 2002. Related professional fees of $145,000 have been capitalized through September 30, 2002.

As part of executing its business plan to align itself for future success, the Company has incurred and plans to incur certain additional expenses relating to the relocation and upgrading of its emergency response center facility and research and development costs associated with its disease management endeavor. As a result of these expenses, the profitability for the next three to six months may be impacted. As the Company continues to diversify, enter into new endeavors and execute its business plan, the Company continues to affirm its positive outlook and anticipates achieving gross sales of approximately $15,000,000 and net income of $350,000-$400,000 for the year ended December 31, 2002.

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

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company provides services to the City of New York under extensions and contracts issued periodically. The current contract, runs through June 2003 and reflects the terms and conditions present in the original contract. On October 10, 2002, HRA issued a Request For Proposal ("RFP") to provide continued services, after June 30, 2003, to subscribers currently serviced under the PERS contract. The Company intends to respond to this bid and plans to make its best reasonable efforts to be awarded and maintain this contract. During the nine months ended September 30, 2002 and 2001, the Company had revenues from this contract representing 24% and 26%, respectively, of its total revenue.

If as a result of the RFP dated October 10, 2002, the Company is awarded the contract, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the RFP is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not awarded or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to medical devices included in fixed assets would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period, if the contract is awarded to a new provider, or, even if the Company is awarded the contract, on the significance of any reduction in the pricing or number of subscribers serviced. These factors could be mitigated by management's ability to place these devices with other providers.

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

RESULTS OF OPERATIONS
---------------------

Monthly recurring revenue for services ("MRR") increased $785,527 for the nine months ended September 30, 2002 as compared to the same period in 2001, an increase of 8%, and increased

$186,588 for the three months ended September 30, 2002 as compared to the same period in 2001, an increase of 5%. The Company has experienced continued success in growing its customer base outside the contract with the City of New York (which has experienced a reduction in the number of subscribers and revenue) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. In addition, the Company has experienced growth in its OnCall telephone answering service business through its marketing efforts, which includes the execution of an agreement with Broadlane.

Costs related to services increased by $88,935 for the nine months ended September 30, 2002 as compared to the same period in 2001, an increase of 2% and increased $27,049 for the three months ended September 30, 2002 as compared to the same period in 2001, an increase of 2%. Costs related to services, as a percentage of service revenues, for the nine months ended September 30, 2002 and 2001 were 47% and 50%, respectively. The costs related to services as a percentage of service revenue decreased as a result of the costs of services remaining consistent with prior periods as certain increases in payroll, telephone and other related items were offset by a reduction in upgrading and repair expense, while revenues increased.

Selling, general and administrative expenses increased by $662,565 for the nine months ended September 30, 2002 as compared to the same period in 2001, an increase of 14%. Selling, general, and administrative expenses expressed as a percentage of total revenues was 50% and 47% for each of the nine months ended September 30, 2002 and 2001, respectively. Selling, general and administrative expenses increased by $392,422 for the three months ended September 30, 2002 as compared to the same period in 2001, an increase of 25%. Selling, general, and administrative expenses expressed as a percentage of total revenues for the three months ended September 30, 2002 and 2001 were 52% and 44%, respectively. The dollar increase in selling, general and administrative expenses is due to increased commissions, the hiring of independent consultants to assist in advisory matters and increased bad debt expense, offset by a reduction in professional fees. Additionally, an increase of approximately $300,000 is due to the hiring of personnel and incurring research and development costs specifically relating to the HHN endeavor. Also, certain internal costs have been incurred with regard to the replacement of activiators that were recorded in selling, general and administrative expenses. The Company is being reimbursed for these costs from the supplier and this reimbursement is being recorded as other income.

Interest expense for the nine months ended September 30, 2002 and 2001 was $96,386 and $174,418, respectively. Interest expense for the three months ended September 30, 2002 and 2001 was $25,929 and $52,847, respectively. Interest expense decreased due to reduction of borrowing levels during 2002 as well as the decrease in interest rates.

Other income for the nine months ended September 30, 2002 and 2001 was $333,116 and $81,693, respectively. Other income for the three months ended September 30, 2002 and 2001 was $161,562 and 23,365, respectively. Other income increased due to an insurance reimbursement, income earned due to replacement of activators and interest recorded on an officer's loan. The Company records as Other Income funds received from the supplier to reimburse for costs associated with the replacement of activators. The direct costs paid to third parties for the replacement of these activators is offset against this Other Income and the internal costs are charged to expense. The interest on the officer's loan was approximately $47,000 on this officer's loan.

The Company's income before provision for income taxes for the nine months ended September 30, 2002 was $577,138, an increase of $369,175 from 2001. The Company's income before provision for income taxes for the three months ended September 30, 2002 was $143,123 a decrease of $42,802 from 2001. The increase in profit of $369,175 for the nine months ended September 30, 2002 primarily resulted from an increase in the Company's revenues from services, an increase in other income (an insurance reimbursement) and a decrease in interest expense, offset by an increase in selling, general and administrative costs.

ITEM 3. CONTROLS AND PROCEDURES.
        ------------------------

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, as to the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on this evaluation, the President and Chief Executive Officer along with the Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to November 8, 2002.

                           PART II. OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On  August  13,  2002,   the  Company  held  its  2002  Annual  Meeting  of
Shareholders (the "2002 Meeting").

     At the 2002 Meeting, the Company's shareholders (i) elected six directors to serve until the 2002 Annual Meeting of Shareholders and until their successors shall be elected and qualified, (ii) approved on amendment to the Company's Articles of Incorporation to provide for a general purposes clause in place of the existing purposes clause, and (iii) ratified the selection of Margolin, Winer & Evens LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

1.   The vote with respect to the election of directors was as follows:

               NAME                      FOR                  AUTHORITY WITHHELD
               ----                      ---                  ------------------

(a)      Howard M. Siegel              5,808,407                     37,100
(b)      James LaPolla                 5,810,407                     35,100
(c)      Frederick Siegel              5,808,407                     37,100
(d)      Ronald Levin                  5,810,907                     34,600
(e)      Yacov Shamash                 5,810,407                     35,100
(f)      Delphine Mendez-de Leon       5,810,407                     35,100

2. The proposal to amend the Company's Articles of Incorporation to provide for a general purposes clause in place of the existing purposes clause, was approved by the following vote:

              For                   Against                       Abstain
              ---                   -------                       -------
           5,800,007                41,000                        4,500

3. The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company's independent auditors for the fiscal year ending December 31, 2002, was approved by the following vote:

              For                   Against                       Abstain
              ---                   -------                       -------
           5,819,707                22,700                        3,100

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

(a) Exhibits:

No.            Description
---            -----------

3.1            Certificate   of  Amendment  to  the  Company's   Certificate  of
               Incorporation.
99.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2           Certification of Controller (chief financial officer) Pursuant to
               Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K:

     On August 13, 2002 the Company filed a Current Report on Form 8-K relating to Item 9, Regulation FD Disclosure, reporting the issuance of a press release announcing the Company's results for the second quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN MEDICAL ALERT CORP.


Dated: November 14, 2002
                                        By: /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           President and Chief Executive Officer


                                        By: /s/ Richard Rallo
                                           -------------------------------------
                                           Richard Rallo
                                           Controller (chief financial officer)

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------------------------


I, Howard M. Siegel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Medical Alert Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 , 2002

                                        /s/ Howard M. Siegel
                                        -------------------------------------
                                        Howard M. Siegel
                                        President and Chief Executive Officer

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------------------------

I, Richard Rallo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Medical Alert Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 , 2002
                                        /s/ Richard Rallo
                                        ----------------------------------------
                                        Richard Rallo
                                        Controller (chief financial officer)

                                  EXHIBIT INDEX

No.           Description
---           -----------

3.1           Certificate of Amendment to the Company's Certificate of
              Incorpration.
99.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.2          Certification of Controller (chief financial officer) Pursuant to
              Section 906 of the Sarbanes Oxley Act of 2002.