Form 10KSB
period 2002-12-31
AMERICAN MEDICAL ALERT CORP
filed 2003-03-31
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.

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
         Yes  X      No
             ----       ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ----

     The issuer's revenues for its most recent fiscal year: $14,792,415.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 21, 2003, was $13,203,086 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

     Aggregate number of shares of Common Stock outstanding as of March 21, 2003: 7,470,649

                                     PART I

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations." Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans and product liability risks. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors described herein and any other cautionary statements contained in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is a provider of medical response and 24-hour on-call-monitoring services to assist the healthcare community in providing at-risk patients access to assistance from qualified monitoring personnel. Through a diversified marketing and referral network, AMAC predominantly markets its products to hospitals, homecare providers, physicians, medical transportation companies, medical equipment suppliers, social services agencies, health maintenance organizations, and retirement facilities. The Company engages in direct marketing to the individual consumer. A primary corporate goal is to support the delivery of home healthcare services and home monitoring services to provide patient continuous healthcare access, timely healthcare intervention and compliance with directives from healthcare providers.

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

To facilitate the embarkation on the disease management monitoring initiative, the Company executed a strategic relationship and licensing agreement with Health Hero Network, Inc., hereinafter referred to as HHN, on November 1st, 2001. The purpose of the agreement is to allow the Company to avail itself of a proven patented web-based system for disease management monitoring. This system has been shown to promote positive outcomes on a clinical basis and concurrently provides a cost-effective healthcare tool. The Company has completed the project goal of melding the PERS unit with the HHN disease management monitoring platform. The amalgamated unit will be commercially termed the PERS Buddy. The Company plans to begin distribution of the PERS Buddy in April 2003.

The Company, under an exclusive licensing agreement, markets MED-TIME(R), an electronic medication reminder and dispensing unit. The exclusive licensing agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. AMAC's MED-TIME(R) marketing endeavors are currently being pursued within the United States. The device is utilized in conjunction with the Company's PERS or as a stand-alone medication compliance unit. Noncompliance to prescribed therapeutic medication regimens results in increased utilization of healthcare services particularly hospital admissions, homecare visits and unnecessary emergency room encounters. MED-TIME(R) helps to insure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance.

B.   PRODUCTS AND SERVICES
     ---------------------

The Company's core business is the generation of monthly recurring revenues ("MRR") through the development, marketing, sale and lease of PERS, homecare monitoring devices, H-Link OnCall and Safe Com services. For the year ended December 31, 2002, approximately 80% of the Company's revenues have been generated from the sale, lease and rental of PERS and related monitoring services. However, while reliance on this fundamental core business continues, the Company has successfully deepened the transition from an entity with a single product offering of safety monitoring to a multidivisional healthcare/disease management monitoring organization.

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

The Company's primary ERC is located in Oceanside, New York while the backup monitoring center is situated in Mt. Laurel, New Jersey. Both ERCs are capable of processing multiple requests for assistance simultaneously. The VOICECARE(R) system assists clinical and family intrusion and fire detection.

2.   MONITORING SERVICES
     -------------------

In addition to its voice communication systems, the Company makes available a monitoring service as an additional and integral part of the VOICECARE(R) System. The Company also sells its monitoring services to other providers of emergency response systems. Personnel located at the Company's ERCs utilize personal computers, arranged in a local area network, to process all incoming distress signals from subscribers. The Company's monitoring personnel are trained to respond to a variety of emergent situations based on predetermined protocols. All signals for assistance automatically access the ERC's subscriber database, thus enabling monitoring personnel to promptly take predetermined actions, such as alerting family members or healthcare providers, or sending emergency medical help. Relevant subscriber information is displayed on a monitor. The operator interacts with the subscriber and appropriate action is initiated on behalf of the subscriber. The system utilizes digital communicators, radio frequency devices and two-way voice technology. System activation occurs from a host of remote and hardwired devices to provide an effective combination of personal safety, environmental and medical monitoring based on individual subscriber needs. In all applications, the Company provides toll-free telephone lines for signal transmission. The Company's ERCs are capable of simultaneously identifying and processing a variety of signals from a host of activating devices. All voice and data subscriber transactions are recorded and stored in a secure network database and on digital voice recording technology. During 2002, the Company contracted with an internationally known software development company that has extensive experience developing applications for healthcare and call-center based companies. This software development firm has written an Emergency Response Center and Customer Service application that will serve as a platform for the Call Center infrastructure and will also integrate with the Company's existing information management systems. The Company will be utilizing mainstream technologies to service subscribers and agents in a more efficient manner, and will also enable healthcare providers with web access to account information. Additionally, the new backend database and application capabilities will also allow the Company to easily integrate with other complimentary products.

3.   H-LINK(R) ONCALL
     ----------------

On November 21, 2000, HCI Acquisition Corp., a wholly owned subsidiary of the Company ("HCI"), acquired substantially all the assets of Harriet Campbell, Inc. HCI is headquartered at 216 East 75th Street, New York, New York. This division is known as "H-LINK(R) OnCall" and enables the Company to leverage its current customer base to market an expanded suite of services complementary to its core business.

Services offered by H-LINK(R) OnCall include message desk services, appointment making, referral services, voice-mail, paging and wireless communications. During 2002, H-LINK(R) OnCall began to offer contact center services designed to enhance the patient and provider contact experience. Current clients include private medical practices as well as hospital departments at some of New York's leading medical centers.

During 2002, the Company entered into an exclusive agreement with Broadlane, Inc. for the provision of telephone answering services. The first Broadlane, Inc. client to utilize H-LINK(R)services under this agreement was Continuum Health Partners.

In addition to new technology, a critical component for successful expansion is a professionally trained staff of call agents. H-LINK(R) has allocated additional resources to enhance contact agent training and staff development to support expansion efforts, new communication technology, a broad array of call center based services and continuous quality control.

While Harriet Campbell, Inc.'s geographic market has been traditionally limited to the New York Metropolitan area, new telephony technology allows the division to serve customers nationwide.

At  the  time  of  the  acquisition,   Harriet  Campbell,  Inc.  was  generating
approximately $1.8 million in annualized gross revenue. For the calendar year 2002, the division's revenues increased to approximately $2.7 million, and has increased since acquisition by approximately 50%. Additional call center acquisitions are being considered.

4.   MEDICATION DISPENSING DEVICE
     ----------------------------

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

5.   SILENT PARTNER(R)
     ------------------

In 2002, the Safe Com Division vertically expanded its product line to include modular monitoring systems specifically designed for 24/7 retail pharmaceutical applications The SP800 product line was introduced and successfully marketed to the Company's existing security customers, resulting in a new MRR. The flexible product design enables self-sufficiency as customers can install and service the equipment after purchasing it from the Company while AMAC's Safe Com monitoring personnel provide ongoing 24/7 monitoring and technical support services. The Company will devote additional sales effort in 2003 to insure broader visibility and promote sales.

6.   PRODUCTION/PURCHASING
     ---------------------

The Company outsources its manufacturing and final assembly of its core product lines. Sources are selected through competitive bids, past performance and accessibility to the engineering process. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that, in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative subcontractors as required to fulfill its needs without any material adverse effect to the Company's operations. With the exception of several proprietary components, which are manufactured to the Company's specifications, the manufacturing of the Company's product lines requires the use of generally available electronic components and hardware.

C.   NEW PRODUCTS AND SERVICES
     -------------------------

     DISEASE MANAGEMENT MONITORING - PRODUCT AND SERVICE DESCRIPTION
     ---------------------------------------------------------------

As part of the Company's product diversification strategy, on November 1, 2001, the Company entered into a cooperative licensing, development, services and marketing agreement with HHN. This agreement provided the Company with the right to develop a newly integrated appliance combining the features associated with the PERS product and HHN remote patient monitoring technology.

The HHN technology platform has two main components. The first is the patient interface, the Health Buddy(R) information appliance, and the second is the management tool, the Health Hero iCareTM Desktop. The Health Buddy(R) appliance is a communications device that utilizes an existing telephone line within the client's home. The Health Buddy(R) provides clients daily on-screen viewing of their personalized question set (referred to as dialogues) and elicits responses to these dialogues through selection of options highlighted by pressing one of four push buttons. The client not only answers dialogues regarding the symptoms associated with his/her condition, but also is asked questions about their self-care behavior and is provided educational information regarding their condition. The iCareTM Desktop is an integrated web-based system accessible by authorized care managers through a secure Internet browser. This system allows the healthcare provider to efficiently review and manage population level and individual client data. The iCareTM Desktop facilitates the collection, analysis, and reporting of client symptomatic, behavioral and educational data utilizing proprietary algorithms and risk stratifying mechanisms. The use of the iCareTM Desktop may be modified to reflect specific work processes of the individual care manager or healthcare facility.

The efficacy of HHN's system has been the basis of studies by independent clinical entities as well as HHN outsourced research organizations. Studies from various sources conclude that the HHN platform has not only had a positive effect on individual client clinical and qualitative outcomes but is also cost beneficial. Focus groups conducted by the Company and their independent clinical consultants further conclude that the melding of the PERS feature set, which allows instantaneous access to trained emergency personnel, with the HHN platform, should provide additional positive outcomes. The exclusive nature of the Company's arrangement with HHN is anticipated to provide AMAC with a major point of differentiation from other PERS providers as the healthcare community begins to embrace disease management and home patient monitoring as a standard practice in healthcare delivery.

PERSBUDDY  - THE NEXT  GENERATION  PERS  INCORPORATING  DISEASE  MANAGEMENT  AND
--------------------------------------------------------------------------------
BIO-METRIC MONITORING
---------------------

The Company's expansion into the telehealth monitoring and disease management sector has had significant impact in terms of expense allocation and personnel resource dedication. In 2002, the Company hired several experienced healthcare marketing and clinical personnel to sell, distribute and manage this new product offering.

Resource allocation to support and facilitate this endeavor has been considerable. Nonetheless, the Company believes that this revolutionary platform for patient-provider communications is a vital element to the success of the Company's long-term strategic plan. This initiative should result in the opportunity for new revenue growth in 2003 and beyond from managed care organizations and at-risk providers responsible for managing a diverse group of chronically ill patient populations. The strategic and licensing arrangement with HHN represents the first in a series of steps the Company is planning to position itself to expand its scope of healthcare monitoring services.

Upon its commercial release scheduled for the second quarter of 2003, AMAC's PERS Buddy(R) appliance will house the traditional PERS features along with HHN's remote patient monitoring technology in one streamlined unit. The Company believes this cost-effective, comprehensive solution will allow healthcare providers and payers to remain in continuous contact with high-risk patients while enhancing quality of life in a home setting. Furthermore, the PERS Buddy(R) contains a biometric connectivity port, allowing patient vital signs to be remotely captured by the device. As part of this enhanced service offering, the PERS Buddy (R) will interface with blood pressure cuffs, glucometers, weight scales and pulse oximetry devices and report results to AMAC's iCare(R) Desktop. These biometric data capture peripherals are expected to be made commercially available by year-end 2003. While the engineering staff develops the PERS Buddy Appliance, the Company's sales and marketing team has entered the disease management monitoring marketplace by distributing Health Hero Network's Health Buddy Appliance and associated iCare(R) software system. Management is encouraged by preliminary sales activities as evidenced by a broad spectrum of healthcare entities including homecare providers, hospitals, Medicaid waiver programs and managed care organizations that have adopted this technology to compliment their existing disease management initiatives.

D.   MARKETING/CUSTOMERS
     -------------------

The Company markets its products and monitoring services to inpatient facilities, home healthcare providers, government agencies, third-party insurers, retirement community management, as well as private pay clients. The Company believes that these markets offer a continuing opportunity to significantly increase its subscriber and residual revenue base. The Company continues to focus its efforts on the following methods to facilitate the MRR growth:

1. Expansion of the use of PERS, PERS Buddy, Biometric Monitoring and MED-TIME(R)in existing State Medicaid Programs.

2.   Expansion of current distribution channels through:

          a. Addition of new healthcare service providers who will provide the Company's PERS, PERS Buddy, Biometric Monitoring and MED-TIME(R) as assistive devices to their patients.

          b. Expansion into new geographic markets through direct entry, partnership programs and strategic marketing alliances.

          c. Acquisition of local or nationally based PERS providers that are mutually accretive.

3. Bundling of communication and monitoring services to increase average revenue per customer.

4. Aggressive marketing of the Company's on-call and healthcare communication services.

The Company's overall marketing and sales strategy is based upon a service bundling approach, whereby customers have a one-stop shop for all of their health care monitoring and communication needs. Initial marketing results indicate the Company's existing and new customers are receptive to multiple sales offering from one vendor.

E.   SALES, RENTALS AND LEASES
     -------------------------

The Company's products and monitoring services are made available on a national basis through sales, rentals and leases by company owned branch offices, direct sales personnel, independent direct service providers, referral sources, distribution partners, and direct mail delivery to the consumer.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2002, 2001 and 2000, the Company had revenues from this contract representing 23%, 26%, and 35%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006. The Company continues to provide services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract.

During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors including pricing, number of subscribers to be serviced and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

F.   PATENTS AND TRADEMARKS
     ----------------------

The Company considers its proprietary trademarks with respect to the development, manufacture and marketing of its products to be a valuable asset. The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage. The Company's trademarks include "AMERICAN MEDICAL ALERT(R)", "THE RESPONSIVE COMPANY(R)", "WHERE PATIENT AND PROVIDERS CONNECT" (R) "VOICECARE(R)", "SMART TOUCH(R)", "THE VOICE OF HELP(R)", "MED-TIME(R)", "H-LINK(R)", , "MED PASS(R)", "ROOM MATE(R)", "SYSTEM-ONE(R)", "SECURE-NET" "HELPING PEOPLE LIVE BETTER(R)", "SILENT PARTNER(R)", "CARERING(R)", "PERSBUDDY(R)", "HEALTH PARTNER(R)" "HEALTH MESSENGER(R)", "HELP LINK(R)" "CARE-NET(R) and "TELEFRIEND(R)", each of which is registered with the United States Patent and Trademark Office.

G.   RESEARCH AND DEVELOPMENT
     ------------------------

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2003, the Company plans to expend approximately $350,000 to continue the development and implementation of the combined PERS/Disease Management Monitoring device, certain biometric capability and associated software. Expenditures for research and development for the years ended December 31, 2002, 2001 and 2000 were $323,734, $117,753 and $93,600, respectively, and are included in selling, general and administrative expenses. In 2002, the Company incurred costs relating to the research and development of its disease management product, the PERS Buddy. In addition to this, the Company continues to focus its research and development activities on enhancement of its core PERS products and SILENT PARTNER(R), as well as the development of new products and services specifically addressing disease management.

H.   Impact of Government Regulations
     --------------------------------

The Company derives over 30% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's PERS services. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

The Company is aware of certain regulations scheduled to take effect in 2003 related to the Health Insurance Portability and Accountability Act (HIPAA). These regulations relate to privacy of patient medical records. The Company may be subject to these regulations because of information it may obtain from users of the Company's products and services. To prepare for these new obligations, the Company has retained the consulting services of an outside consulting firm. The Company has also appointed a HIPAA compliance officer, as mandated by the regulations, to oversee the various compliance requirements.

I.   COMPETITION
     -----------

The Company's competition includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies. Some of the Company's competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company's competition focuses its marketing and sales efforts in the following areas: hospitals, homecare providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers.

J. EMPLOYEES
   ---------

As of March 21, 2003, the Company employed 194 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

K.   RISK FACTORS
     ------------

                       RISKS ASSOCIATED WITH OUR BUSINESS

OUR BUSINESSES MAY BE ADVERSELY IMPACTED BY GOVERNMENT REGULATIONS.

We derive over 30% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

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

WE RELY ON THE CONTRACT WITH NEW YORK CITY FOR A SIGNIFICANT PORTION OF OUR BUSINESS.

The Company's contract with New York City Human Resources Administration's ("HRA") Home Care Services Program accounted for 23%, 26% and 35% of the Company's revenue in 2002, 2001 and 2000 respectively. This figure continues to trend down, principally because of the growth and diversification of the Company's business during this time. In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006. The Company continues to provide services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract.

During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

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

SHARES THAT ARE ELIGIBLE FOR SALE IN THE FUTURE MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of March 21, 2003, an aggregate of 1,472,012 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule's existing volume and other limitations. Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144's existing volume or other limitations after two years. In general, an "affiliate" is a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with us. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,755,941 shares are issuable pursuant to currently exercisable options, and 664,583 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock

ITEM 2.   DESCRIPTION OF PROPERTIES.
          --------------------------

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

The Company leases approximately 1,500 square feet of space in Flushing, New York on a month to month basis at a charge of $1,488 per month. The office serves as a hub for the City of New York's Human Resources Administration HCSP program, providing warehouse, storage, shipping, receiving and office space.

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

In connection with the purchase of certain assets of Harriet Campbell, Inc., the Company acquired a condominium located at 216 East 75th Street in New York City. The condominium consists of approximately 1,900 square feet. The Company currently pays association dues in the amount of $718 per month and real estate taxes in the amount of approximately $1,300 per month.

The Company believes that these properties are suitable for their intended uses. The Company, however, had determined that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. Towards this end, the Company executed a long-term lease on January 14th, 2002, for an 11,000 square foot property at 36-36 33rd Street, Long Island City, New York. The Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company expects to occupy the premises in April 2003. When the Long Island City location is fully operational, the Company plans to sell the condominium it owns on 75th Street in New York City (currently housing the Company's on call business) and continue to work on other plans of consolidation to further reduce its rental space costs. These planned site consolidations should result in savings in the Company's cost related to services and selling, general and administrative expense categories. The term of the lease is for a period of fifteen (15) years from the commencement date. The lease calls for minimum annual rentals of $269,500, subject to annual increases of 3% plus reimbursement for real estate taxes.

ITEM 3.   LEGAL PROCEEDINGS.
          ------------------

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and arising in the ordinary course of its business. The Company has given its insurance carrier notice of all such claims and it believes there is sufficient coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. At this stage of the proceedings, it is not possible to predict the outcome of this litigation, however, management believes that the Company has meritorious defenses to the complaint. The Company is currently involved in settlement negotiations in respect to this matter. At the present time the insurance company has declined coverage.

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

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS.
          ----------------------------------------------------------

The Company's Common Stock is traded on NASDAQ (Symbol: AMAC). The high and low sale price for the Common Stock, as furnished by NASDAQ, are shown for the fiscal years indicated.

                                                     High        Low
                                                    ------      -----

              2001       First Quarter         $   1.6250         $  1.2190
              ----       Second Quarter            3.3900            1.1875
                         Third Quarter             3.1500            1.8000
                         Fourth Quarter            2.9400            1.5700

              2002       First Quarter         $   3.8500         $  2.9700
              ----       Second Quarter            3.7400            2.7200
                         Third Quarter             2.9000            1.9000
                         Fourth Quarter            2.4600            1.6500

As of March 21, 2003, there were 351 record holders of the Company's Common
Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2002 and 2001 and does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes hereto.

A.   RESULTS OF OPERATIONS.
     ----------------------

The Company's gross revenues, which consists primarily of MRR, increased from $13,946,599 in 2001 to $14,792,415 in 2002, an increase of 6%, and increased from  $10,750,727  in 2000 to  $13,946,599  in 2001,  an  increase  of 30%.  The increase from 2001 to 2002 is primarily due to the continued success in growing its customer base outside the contract with the City of New York (which has experienced a reduction in the number of subscribers and revenue) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. In addition, the Company has experienced growth in its OnCall telephone answering service business primarily due to the execution of an agreement with Broadlane, an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations.

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

Costs related to services increased from $6,452,181 in 2001 to $6,777,307 in 2002, an increase of 5%, and increased from $5,004,180 in 2000 to $6,452,181 in 2001, an increase of 29%. Costs related to services, as a percentage of service revenue, for 2002, 2001 and 2000 were 47%, 48% and 48%, respectively. In 2002, the Company incurred additional payroll costs associated with the replacement of activators in the amount of approximately $200,000. The reimbursement for these expenses by the supplier is reflected in "Other Income" in the Consolidated Financial Statements (see "Other Income" discussion below). The Company also added personnel during 2002 in its telephone answering service division to handle the current and future growth of that business. This resulted in an additional $200,000 of expense in 2002, as compared to 2001. Additionally, the Company incurred approximately $75,000 of expenses relating to the leasing of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN. These increases of approximately $475,000 was partially offset by a reduction in repair and upgrade costs associated with the medical devices as well as a reduction in the provision for lost equipment.

In 2001, the costs related to services increased primarily due to the Company incurring twelve months of expense relating to HCI Acquisition Corp., while in 2000 the Company only recorded just over one month of expense. This resulted in an increase in expense from 2000 to 2001 of approximately $965,000. In addition, costs related to services increased due to additional response center personnel, additional depreciation and amortization expenses and certain fixed and variable production costs being expensed as a result of the limited production of PERS during the year ended December 31, 2001. Such limited production resulted from the Company's utilization of its supply of leased medical devices held for lease as of December 31, 2000.

Revenues from product sales increased from $366,729 in 2001 to $384,194 in 2002, an increase of 5%, and increased from $324,521 in 2000 to $366,729 in 2001, an increase of 13%. The increases in revenue for product sales from 2001 to 2002 and 2000 to 2001 are primarily due to the increased sales of the Company's proprietary medication compliance device (MED-TIME(R)). Gross profit attributable to product sales in 2002, 2001 and 2000 was 49%, 44% and 11%, respectively. The significant increase in the gross profit percentage for 2002 and 2001 over 2000 was due to higher gross profit margins realized on the sale of the Company's proprietary medication compliance device (MED-TIME(R)).

Selling, general and administrative expenses increased from $6,846,638 in 2001 to $7,735,107 in 2002, an increase of 13%, and increased from $6,173,008 in 2000 to $6,846,638 in 2001, an increase of 11%. Selling, general and administrative expenses expressed as a percentage of total revenue, for 2002, 2001 and 2000 were 52%, 49% and 57%, respectively. The increase in selling, general and administrative expenses in 2002, as compared to 2001, was primarily the result of the following:

o    Personnel and Related Benefits.

     As part of the Company's plan to market and manage its disease management products, it retained the services of additional personnel for this area. This, along with other general increases to employees, increased payroll and related benefits by approximately $400,000. The Company believes that the additional personnel is a necessary prerequisite to prepare for the distribution of its disease management products.

o    Research and Development

     In conjunction with the Company's plan to transition into the disease management field, the Company incurred approximately $324,000 of research and development costs in 2002, as compared to $118,000 in 2001. The cost in 2002 primarily relates to the research and development of its disease management product, the PERS Buddy. The Company anticipates that the PERS Buddy will be ready for distribution in the second quarter of 2003.

o    Consulting Fees

     During 2002, the Company hired independent consultants to assist in certain advisory matters. The areas included, but were not limited to, review of internal operating systems, website enhancements and public relations. This resulted in an increase of expense from 2001 to 2002 of approximately $100,000.

o    Commission Expense

     During 2002, commission expense increased by approximately $90,000 as compared to 2001 for three principal reasons. First, in order to service its Georgia Medicaid subscribers more efficiently, the Company retained outside subcontractors who are paid on a commission paid account. Secondly, an account that had been a direct pay agency account converted to a commission paid account. Third, late in 2001, an outside contractor who is paid on a commission basis was hired to handle certain accounts that were previously serviced by in house personnel.

Increases in other selling, general and administrative expenses, including insurance costs, bad debt expense and amortization expense, including the write-off of deferred loan charges, were offset by a reduction of approximately $175,000 in professional fees.

The increase in selling, general and administrative expenses in 2001, as compared to 2000, was primarily the result of the following:

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

     During 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN. In connection with this agreement, the Company incurred approximately $100,000 of expenses.

o    Put Warrant Obligation

     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 and $6, respectively, less the exercise price per share of $2. Based on a valuation of the warrants and the right of redemption of the warrant holder, the Company recorded $130,000 of expense in 2001.

The above increases in selling, general and administrative expense were partially offset by reductions in advertising, bad debt, travel & entertainment and legal expenses.

Interest expense for 2002, 2001 and 2000 was $129,050,  $218,873,  and, $145,137
respectively. Interest expense decreased in 2002, as compared to 2001, due to reduced borrowing levels during 2002 as well as lower interest rates. Interest expense increased in 2001, as compared to 2000, as a result of the November 2000 borrowings relating to the HCI Acquisition being outstanding for a full year and due to the addition of a capital equipment lease. These increased borrowing levels were partially offset by a decrease in interest rates.

Other  income  for  2002,  2001 and  2000  was  $473,502,  $86,138  and  53,014,
respectively. Other income increased in 2002 due to the inclusion of approximately $255,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. Direct costs paid to third parties in connection with the replacements have been offset against the other income; internal costs, including labor, are included within costs related to services in the consolidated statements of income. Additionally, other income in 2002 includes an insurance recovery of $100,000 relating to the loss of certain leased medical devices and approximately $98,000 of interest income principally relating to the investment of funds realized from the April 2002 private placement and interest accrued on the note due from the Company's principal shareholder.

The Company's income before provision for income taxes in 2002 was $427,619 as compared to $309,559 in 2001. The increase in 2002, as compared to 2001, resulted from an increase in the Company's service revenues and other income; partially offset by increases in costs related to services and selling and administrative costs.

B.   LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

During 2002, cash provided by operating activities was $1,987,891 as compared to $2,261,260 in 2001. Cash paid for income taxes in 2002 was $345,162 as compared to $217,306 in 2001. Expenditures for fixed assets aggregated $1,347,482 in 2002 as compared to $817,440 in 2001. During 2002, cash increased by $44,721, as compared to $281,449 in 2001.

In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock at an exercise price of $3.80 per share until April 2007. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company plans to utilize a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its recently announced initiative with HHN.

In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.

In May 2002, the Company completed negotiations with a bank, for which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined).

Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either
(a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at December 31, 2002 was $1,325,000. There were no amounts outstanding on the revolving credit line at December 31, 2002.

The following table is a summary of contractual obligations recorded as of December 31, 2002:

----------------------------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period
----------------------------------------------------------------------------------------------------------------------
Contractual Obligations             Total           Less than 1    1-3 years       4-5 years      After 5 years
                                                    year
----------------------------------------------------------------------------------------------------------------------
Revolving Credit Line               $      -0-      $       -
----------------------------------------------------------------------------------------------------------------------
Debt                                $1,373,035      $  293,529    $  929,506      $ 150,000
----------------------------------------------------------------------------------------------------------------------
Capital Leases                      $  315,065      $  158,617    $  156,448
----------------------------------------------------------------------------------------------------------------------
Operating Leases                    $6,218,614      $  492,624    $1,567,847      $ 810,867      $ 3,347,276
----------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                         $7,906,714      $  944,770    $2,653,801      $ 960,867      $ 3,347,276
----------------------------------------------------------------------------------------------------------------------

At December 31, 2002, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002.

The Company's working capital on December 31, 2002 was $4,806,218 as compared to $1,757,078 on December 31, 2001. The Company believes that its present cash and working capital position combined with its borrowing availability under its new credit facility and cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2003, the Company anticipates that it will make capital expenditures of approximately $1,000,000 - $1,250,000, for the enhancement of its management information systems, leasehold improvements in its Long Island City, New York premises, and the production and purchase of the PERSBuddy and additional PERS. In 2002 and 2001, the Company had capital expenditures of approximately $1,350,000 and $815,000, respectively.

OTHER FACTORS:

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. The lease term is fifteen (15) years which will commence when the property is ready for occupancy. The Company expects to occupy the premises during the early part of the second quarter of 2003. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. Simultaneously with the move, the Company plans to consolidate certain facilities and sell the condominium currently occupied by HCI Acquisition Corp.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to the HHN Agreement to approximate $2,000,000. The cost of the licensing component will aggregate $1,000,000, which will be recorded when certain contractual rights under the agreement are obtained by the Company, at which time the cost will be amortized over the remaining portion of the initial five year term of the agreement. As of March 14, 2003, $494,570 has been paid towards the licensing component. Related professional fees of approximately $115,000 have been capitalized.

The Company has become aware that certain of its activators designed to remotely signal the emergency response apparatus installed in a client's home, may be subject to battery failure, thereby preventing remote activation of the apparatus and requiring the consumer to activate the apparatus directly. The supplier of the activators replaced them and reimbursed the Company for costs incurred in exchanging the activators for upgraded models. Therefore, the Company has not incurred any financial liability in exchanging the activators and no claim for liability has been asserted against the Company arising from this situation, but such a claim is possible.

Certain related party transactions are included in Part III and in Footnotes 6 and 8 to the Consolidated Financial Statements.

While the Company was profitable during this transitional year, for the fiscal year ended December 31, 2002, the Company did not meet its forecasted revenue and net income by approximately $200,000 and $225,000, respectively. These variances were primarily due to (i) higher than expected research & development costs due to certain additional engineering and development costs necessary to facilitate the inclusion of biometrics monitoring capabilities in the PERSBuddy;
(ii) unanticipated payroll levels due to the delay in the implementation of certain planned cost reduction initiatives, (iii) monitoring revenues generated from PERS sales/rentals being lower than expected; and (iv) the recording of a reserve in connection with a possible settlement of a previously filed claim.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2002, 2001 and 2000, the Company had revenues from this contract representing 23%, 26%, and 35%, respectively, of its total revenue.

Since January 1999, the Company has provided services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract. In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006.

During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

The Company's management has developed a business plan to minimize its reliance on HCSP. This involves the reduction in HCSP related overhead and redeployment of assets to other programs, in the event that the HCSP contract was not to continue for any reason. In addition, the Company focuses on, and intends to continue to build its subscriber base through, consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company is continuing to invest in new products, services, and initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. As required, the Company will adopt SFAS No. 145 effective in 2003. The Company does not expect that the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. As required, the Company will adopt SFAS No. 146 effective in 2003. The Company does not expect that the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123" (SFAS 148). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. At present, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ending March 31, 2003.

CRITICAL ACCOUNTING POLICIES:

In preparing the financial statements, the Company makes estimates, assumptions and judgments that can have a significant impact on our revenue, operating income and net income, as well as on the reported amounts of certain assets and liabilities on the balance sheet. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Estimates in each of these areas are based on historical experience and a variety of assumptions that the Company believes are appropriate. Actual results may differ from these estimates.

          RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
          The Company makes ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. As discussed in Note 1 of the financial statements, the Company recorded reserves for uncollectible accounts receivable of $540,000 and $417,500 as of December 31, 2002 and 2001, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase  the  general  and  administrative  expenses  and  reduce the
          reported  net  income.   Conversely,   if  actual  credit  losses  are
          significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

          VALUATION OF LONG-LIVED ASSETS
          The Company reviews long-lived assets for impairment, principally fixed assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of the long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be greater that the carrying amount of its assets. Impairment is measured based on the difference between the carrying amount of the assets and their estimated fair value.

          VALUATION OF GOODWILL
          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this new standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the transitional and annual impairment tests required by SFAS 142 and was not required to recognize an impairment of goodwill. As described in Note 1 to the Consolidated Financial Statements, the Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $961,731 at December 31, 2002 and $837,504 at December 31, 2001

          DEFERRED INCOME TAXES
          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and record a valuation allowance to reduce the deferred tax assets to the amount that is expected to be realized in future periods.

ITEM 7.   FINANCIAL STATEMENTS.
          ---------------------

The financial statements required hereby are located on pages F-1 through F-28.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

DIRECTORS

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


Name                         Age       Position with the Company
Howard M. Siegel             69        Chairman of the Board, President,
                                       Chief Executive Officer and Director
Jack Rhian                   48        Executive Vice President, Chief Operating
                                       Officer and Director
Frederic S. Siegel           33        Vice President - Sales and Marketing and
                                       Director
Ronald Levin                 68        Director
Yacov Shamash, PH.D          53        Director
James F. LaPolla             53        Director
Delphine Mendez de Leon      47        Director

INFORMATION ABOUT DIRECTORS

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 69, has been the Company's Chairman of the Board, President and Chief Executive Officer and a director over the past five years. Mr. Siegel also served as the Company's Chief Financial Officer prior to September 1996.

JACK RHIAN, 48, has been a director of the Company since October 2002 and Executive Vice President and Chief Operating Officer since August 2002. He joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services. Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 33, has been a director of the Company since September 1998, and has also served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 53, has been a director of the Company since being appointed in September 2000. Since 1982, Mr. LaPolla has been the President and Chief Executive Officer of Home Health Management Services, Inc, a 501C3 Non-for-Profit Community based Home Care Program.

RONALD LEVIN, 68, has been a director of the Company since August 2001. He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984. Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen's Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise. Mr. Levin is currently a licensed stock broker with Investec Earnst & Co. He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 53, has been director of the Company since August 2001. He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992. Since 1990, he has also served on the Board of Directors of KeyTronic Corporation, a computer hardware manufacturer.

DELPHINE MENDEZ DE LEON, 47, has been a director of the Company since August 2002. Ms. Mendez de Leon has been, since 2001, a manager at Cap Gemini Ernst & Young, Inc., a healthcare strategy transformation consulting firm, where she managers healthcare system strategy transformation, span of control and overhead improvement efforts. From 2000 and prior to joining Cap Gemini Ernst & Young, Inc. Ms. Mendez de Leon was an independent consultant and advised various healthcare companies and hospitals, including the Company, in connection with the development of business plans, market research and program development. From 1994 to 2000, Ms. Mendez de Leon was with The Brooklyn Hospital Center, where she served as Vice-President of Operations and Planning and was responsible for administrative oversight of various medical departments, was involved in market and financial analysis, business planning, and directed 250 employees. Ms. Mendez de Leon holds an MBA from Columbia University School of Business and a Masters in Public Health from Columbia University School of Public Health.

NON-DIRECTOR-SIGNIFICANT OFFICERS

JOHN LESHER, 48, became the Company's Vice President, Engineering in March 1991. Prior thereto and from 1989, Mr. Lesher served as a senior engineer at the Company's former Bristol, Pennsylvania facility. From May 1984 to November 1988, Mr. Lesher served as the Operations and Manufacturing Director of Advanced Graphic Systems, Inc. (a subsidiary of Automation and Printing International Technology, Inc.), a company engaged in the sale and marketing of computerized printing equipment. Mr. Lesher holds a Doctorate degree in Electrical Engineering/Computer Engineering from Drexel and LaSalle University.

JOHN ROGERS, 56, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

RICHARD RALLO, 38, joined the Company in February 2001 as the Controller. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Ms. Mendez de Leon failed to timely file an Initial Statement of Beneficial Ownership on Form 3. The Company is not aware of other late filings, or failures to file, any other reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer, and the four most highly compensated employees, including three executive officers who were serving at the end of the fiscal year ended December 31, 2002, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2002, for services rendered in all capacities to the Company and its subsidiaries during the Company's 2000, 2001 and 2002 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                                                                   Long-Term
      Name and                          Annual Compensation        Compensation
      Principal                        ---------------------       ------------
      Position               Year      Salary          Bonus        Options(#)
-------------------------    ----      ------          -----        ---------

Howard M. Siegel             2002     $320,000        $  5,000       35,730
 Chairman of the             2001     $290,000        $  7,500       18,750
 Board, President            2000     $259,098              --      181,500
 and Chief Executive
 Officer

Jack Rhian                   2002     $161,667        $  5,000       88,199
 Executive Vice              2001     $125,000        $  6,000       18,654
 President and Chief         2000      109,979              --      100,000
 Operating Officer

John Lesher                  2002     $132,083        $  3,000       81,645
  Vice President-            2001     $113,077        $  3,000       15,000
  Engineering                2000     $100,001        $  3,500        8,175

Frederic S. Siegel           2002     $200,000(1)     $  7,500       13,079
 Vice President-             2001     $175,000        $  7,500      108,154
 Sales and Marketing         2000     $107,736        $108,000       39,659

Richard Rallo                2002     $123,750        $  2,500       23,126
 Controller                  2001      100,833           2,500       10,000
                             2000           --            --             --

---------------------
(1) Includes $38,000 accrued by the Company but not yet paid to Mr. F. Siegel.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 2002 fiscal year to the Named Executive Officers. All such options were granted under the Company's 2000 Stock Option Plan, 1997 Stock Option Plan.

                                     Percent
                                     of Total
                                     Options
                                     Granted to       Exercise
                       Number of     Employees in     Price        Expiration
      Name              Options      Fiscal Year      Per Share    Date
---------------        ---------     ------------     ---------    ----

Howard M. Siegel         7,788           1.1%         $3.157       12/31/06
                        20,000           2.7%         $4.004       03/13/07
                         7,942           1.1%         $2.53        08/12/07

Jack Rhian               4,343           0.6%         $2.87        12/31/11
                        30,000           4.0%         $3.25        01/30/12
                        25,000           3.4%         $3.50        01/30/12
                        25,000           3.4%         $4.00        01/30/12
                         3,856           0.5%         $2.30        08/12/11

John Lesher              3,333           0.5%         $2.87        12/31/11
                        30,000           4.0%         $3.25        01/30/12
                        30,000           4.0%         $3.50        01/30/12
                        15,000           2.0%         $4.00        01/30/12
                         3,312           0.4%         $2.30        08/12/11

Frederic S. Siegel       8,252           1.1%         $2.87        12/31/11
                         4,827           0.7%         $2.30        08/12/12

Richard Rallo            5,088           0.7%         $2.87        12/31/11
                         5,000           0.7%         $2.00        01/31/07
                        10,000           1.3%         $3.25        01/31/07
                         3,038           0.4%         $2.30        08/12/12

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 2002 and the number and value at December 31, 2002 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.


                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End (#)          at FY-End ($)
                      Shares Acquired                                Exercisable/           Exercisable/
    Name              On Exercise (#)        Value Realized ($)      Unexercisable          Unexercisable
    ----              ---------------        ------------------      -------------          -------------
Howard M. Siegel            --                      --                 290,605 / 0           $7,795 / 0

Jack Rhian                  --                      --               106,853 /100,000     $30,378 / $23,000

John Lesher                 --                      --               122,637 / 45,000        $18,770 / 0

Frederic S. Siegel          --                      --                 217,537 / 0          $123,426 / 0

Richard Rallo               --                      --                  33,126/0             $ 7,886 / 0


COMPENSATION OF DIRECTORS
-------------------------

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

EMPLOYMENT AGREEMENTS:

The Company and Mr. Howard M. Siegel, the Company's Chairman of the Board, President and Chief Executive Officer, were parties to a three-year Employment Agreement which expired on December 31, 2002, under the terms of which, the President received annual base salaries of $320,000 in 2002, $290,000 in 2001and $260,000 in 2000. The agreement also provided for additional compensation based upon the Company achieving certain pre-tax income levels. No additional compensation was paid during the three years ended December 31, 2002. The Company and Mr. Howard M. Siegel are in the process of completing a new employment agreement. Until a new agreement is finalized, Mr. Howard M. Siegel is being compensated at the same base salary as he earned in 2002.

On November 6, 2001, the Company entered into an employment agreement with Mr. Frederic S. Siegel pursuant to which he is employed full-time as the Company's Vice President of Sales and Marketing. The agreement has a term of three years and expires in December 2003. The agreement provides for an annual base salary of $175,000, $200,000 and $163,804 in each fiscal year of the contract. Mr. Siegel also received options to purchase up to 25,000 shares of the Company's Common Stock, at an exercise price of $2.87 per share.

In addition to the base salary in 2003, Mr. Frederic S. Siegel shall receive compensation based on the sales and operating results of the Company in the year 2003 as follows:


                            2003 COMMISSION SCHEDULE

---------------------------------------------------------------------------------------------------
   COMMISSION ON GROSS REVENUE                          COMMISSION ON EBIT

---------------------------------------------------------------------------------------------------
$12 Million - 14 Million     .25%              $ 250,000 - $1 Million          0.00%
---------------------------------------------------------------------------------------------------
$14 Million - 17 Million     .50%              $ 1 Million - $1.5 Million      1.0%
---------------------------------------------------------------------------------------------------
$17 Million - 20 Million     1.25%             $ 1.5 Million - 2 Million       1.5%
---------------------------------------------------------------------------------------------------
$20 Million - 25 Million     2.0%              $ 2.0 Million - 2.5 Million     3.0%
---------------------------------------------------------------------------------------------------
$25 Million Plus             3.0%              >$ 2.5 Million                  4.0%
---------------------------------------------------------------------------------------------------

Additionally, in each of the three years under the agreement, the employee is entitled to receive additional stock options to purchase a number of shares of common stock equal to 2.5% of the Company's earnings before interest and taxes ("EBIT"). The number of stock options will be calculated at the end of the Company's calendar year, and will be issued with an exercise price equal to the market price at such date. The maximum number of stock options that can be issued under this agreement during any one-year period is 100,000.

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

In the event of his death during the term of the employment agreement, Mr. Frederic S. Siegel's estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

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

On February 1, 2002, the Company entered into an amended employment agreement with Mr. Jack Rhian. The amended agreement has a term of three years and expires in January 2005, unless earlier terminated pursuant to the provisions of the Agreement dated January 31, 2000 and the provisions set forth in this agreement. The agreement provides for an annual base salary of $165,000, $180,000 and $200,000 in each fiscal year of the contract. In addition, Mr. Rhian received options to purchase up to 80,000 shares of the Company's Common Stock, of which options to purchase 30,000 shares were granted at an exercise price of $3.25 per share, 25,000 at an exercise price of $3.50 and 25,000 shares at an exercise price of $4.00. Options to purchase 30,000 shares vested on January 31, 2002, 25,000 vest on January 31, 2003 and 25,000 shares vest on January 31, 2004. The term of the options is ten years from the date of grant.

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

On February 1, 2002 the Company has entered into an employment agreement with Dr. John Lesher pursuant to which he is employed full-time as the Company's Vice President of Engineering. The agreement has a term of three years and expires in January 2005. The agreement provides for an annual base salary of $135,000, $150,000 and $170,000 in each fiscal year of the contract. In addition, Dr. John Lesher received options to purchase up to 75,000 shares of the Company's Common Stock, of which options to purchase 30,000 shares were granted at an exercise price as of $3.25 per share, 30,000 at an exercise price of $3.50 and 15,000 shares at an exercise price of $4.00. Options to purchase 30,000 shares vested on January 31, 2002, 30,000 vest on January 31, 2003, and 15,000 vest on January 31, 2004. The term of the options is ten years from the date of grant.

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

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2002, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2002.

                                         EQUITY COMPENSATION PLAN INFORMATION


--------------------------------------------------------------------------------------------------------------------
Plan Category                 Number of Securities to be      Weighted-average         Number of securities
                              issued upon exercise of         exercise price of        remaining available for the
                              outstanding options,            outstanding options,     future issuance under
                              warrants and rights             warrants and rights      equity compensation plans
                                                                                       (excluding securities
                                                                                       reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by
security holders                        1,747,713                      $2.69                      264,781
--------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans not approved by
security holders                            -                            -                           -
--------------------------------------------------------------------------------------------------------------------

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 21, 2003, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and
(d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

Name and Address               Amount and Nature of       Percent of
Beneficial Owner(1)            Beneficial Ownership        Class(2)
--------------------           --------------------        --------

Howard M. Siegel                   1,279,714(3)              16.5%

Ron Levin                            174,050(4)               2.3%
184 Greenway Road
Lido Beach, NY 11561

Delphine Mendez de Leon               15,000(5)                  *
119 McCormack Road North
Slingerlands, New York 12159

Frederic S. Siegel                   323,657(6)               4.2%

James F. LaPolla                      20,000(7)                  *
Home Health Management
Services, Inc.
853 Broadway
New York, NY 10003

Yacov Shamash, PH.D                   22,000(8)                  *
7 Quaker Hill Road
Stony Brook, NY 11790

Jack Rhian                           234,597(9)               3.1%

John Lesher                          151,184(10)              2.0%

Richard Rallo                         46,586(11)                 *

SAFECO Asset Management              867,000(12)             11.4%
Company
601 Union Street, suite 2500
Seattle, WA 98101

Gregory Fortunoff                    538,800(13)              7.2%
200 East 72nd Street
New York, NY 10021

All directors and executive
officers as a group
(9 persons)                        2,266,788(14)             26.9%

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

(3)    Includes 288,995 shares subject to currently exercisable stock options.

(4) Includes 20,000 shares subject to currently exercisable stock options. Includes 25,000 shares owned by Mr. Levin's wife, to which Mr. Levin disclaims beneficial ownership.

(5)    Consists of 15,000 shares subject to currently exercisable stock options.

(6)    Includes 224,057 shares subject to currently exercisable stock options.

(7)    Consists of 20,000 shares subject to currently exercisable stock options.

(8)    Includes 20,000 shares subject to currently exercisable stock options.

(9) Consists of 186,597 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.

(10) Consists of 151,184 shares subject to currently exercisable stock options.

(11)   Consists of 46,586 shares subject to currently exercisable stock options.

(12) Consists of 447,000 and 245,000 shares of common stock, and currently exercisable warrants to purchase 113,750 and 61,250 shares of common stock owned by SAFECO Common Stock Trust and SAFECO Resource Series Trust, respectively. SAFECO Asset Management Company serves as an adviser to these registered investment companies and disclaims any beneficial ownership of such shares.

(13) Based on information provided in a Schedule 13G filed by the reporting person on January 2, 2003.

(14)   Includes  options  indicated in notes (3),  (4), (5), (6), (7), (8), (9),
       (10) and (11).

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

The Company purchases all of its business insurance through Breitstone & Co., Ltd., an insurance brokerage and consulting firm that is owned by Mr. Peter Breitstone, a former director of the Company. The annual commission currently earned by Breitstone & Co., Ltd. on such insurance is approximately $18,000. The Company believes that the premiums paid to the various insurance carriers are competitive and the commissions paid to Breitstone & Co., Ltd. are customary in the insurance industry. Mr. Breitstone resigned as director of the Company in 2001.

The Company has entered into an employment agreements with Mr. Frederic S. Siegel and Mr. Jack Rhian. See "Item 10 - Employment Agreements".

The Company employs Joy Siegel as Vice President of Provider Relations. In 2002, the Company paid Ms. Siegel a salary of $80,000. Ms. Siegel is the daughter of Mr. H. Siegel.

Mr. H. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him. In July 2002, the amount due from Mr. H. Siegel, plus accrued interest, was converted into a promissory term loan. The loan bears interest at a rate of 5% per annum and is payable in monthly installments of principle and interest through September 1, 2009. The amount outstanding at December 31, 2002 was $164,394.

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

     3(a)(i)         Articles  of   Incorporation   of   Company,   as  amended.
                     (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

     3(a)(ii) Certificate of Amendment to the Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-QSB filed with the SEC on November 14, 2002).

     3(b) Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement under the Securities Act of 1933, Commission File No. 333-6159).

     3(c) Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).

     3(d)            Certificate  of  Incorporation  of  HCI  Acquisition  Corp.
                     (Incorporated by reference to Exhibit 3(d) of the Company's Form 10-KSB for the year ended December 31, 2000).

     4.1 Stock and Warrant Purchase Agreement dated as of March 27, 2002, between the Company and certain investors. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

     4.2 Form of Warrant to purchase shares of Common Stock, issued to certain investors. (Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

     10(a)(i) Employment Agreement dated January 31, 2000 between the Company and Jack Rhian. (Incorporated by reference to Exhibit 10(c)(ii) of the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

     10(a)(ii)       Amended  Employment   Agreement  dated  February  1,  2002,
                     between the Company and Jack Rhian. (Incorporated by reference to Exhibit 10(a)(ii) of the Company's Form 10-KSB for the year ended December 31, 2001).

     10(b) Employment Agreement dated January 1, 2000 between the Company and Howard M. Siegel. (Incorporated by reference to
                     Exhibit 10 (c)(iii) to the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

     10(c)(i) Employment Agreement dated as of January 1, 2001, between the Company and Frederic S. Siegel. (Incorporated by reference to Exhibit 10(c)(i) of the Company's Form 10-KSB for the year ended December 31, 2001).

     10(c)(ii)       Letter  dated  March 28,  2002,  amending  Frederic  Siegel
                     Employment Agreement. (Incorporated by reference to Exhibit
                     10(c)(ii) of the  Company's  Form 10-KSB for the year ended
                     December 31, 2001).

     10(d) Employment Agreement dated January 31, 2002, between the Company and Dr. John Lesher. (Incorporated by reference to
                     Exhibit 10(d) of the Company's Form 10-KSB for the year ended December 31, 2001).

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

     10(e)(iii)      Second Amendment to the Mt. Laurel Lease.  (Incorporated by
                     reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

     10(e)(iv)       Third  Amendment to the Mt. Laurel Lease  (Incorporated  by
                     reference to Exhibit 10(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

     10(e)(v) Fourth Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(e)(v) of the Company's Form 10-KSB for the year ended December 31, 2001).

     10(f)(i) Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended December 31, 1994).

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

     10(l)           Lease for the  premises  located  at Store  Space No.  300,
                     12543 North Highway 83, Parker, Colorado, dated March 9, 2000. (Incorporated by reference to Exhibit 10(l) of the Company's Form 10-KSB for the year ended December 31,
                     2001).

     10(m)(i) Lease for the premises located at 33-36 33rd Street, Long Island, City, New York, dated January 14, 2002. (Incorporated by reference to Exhibit 10(m)(i) of the Company's Form 10-KSB for the year ended December 31,
                     2001).

     10(m)(ii)       Lease Amendment and  Modification  for the premises located
                     at  33-36  33rd  Street,   Long  Island  City,   New  York.
                     (Incorporated by reference to Exhibit 10(m)(ii) of the Company's Form 10-KSB for the year ended December 31,
                     2001).

     10(n) Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994).

     10(o)           1997  Stock  Option  Plan  (Incorporated  by  reference  to
                     Exhibit 10(q) to the Company's Form 10-KSB for the year ended December 31, 1997).

     10(p) 2000 Stock Option Plan. (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed with the Commission and dated June 1, 2000).

     10(q) Agreement between the Company and the City of New York, dated February 22, 2002. (Incorporated by reference to Exhibit 10(p)(ii) of the Company's Form 10-KSB for the year ended December 31, 2001).

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

     10(s) First Amendment to Loan Agreement, dated as of April 13, 2001, among the Company, HCI and European American Bank. (Incorporated by reference to Exhibit 10(v)(ii) of the Company's Form 10-KSB for the year ended December 31, 2000.)

     10(t)* Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York.

     10(u) Advisory Agreement dated February 6, 2002, between the Company and Cameron Associates, Inc. (Incorporated by reference to Exhibit 10(t) of the Company's Form 10-KSB for the year ended December 31, 2001).

     10(v) Cooperative Licensing, Development, Services and Marketing Agreement, dated November 1, 2001, between the Company and Health Hero Network, Inc. (Incorporated by reference to
                     Exhibit 10.1 of the Company's Form 10-QSB filed with the SEC on November 14, 2001).

     10(x)*          Term Promissory Note, dated June 24, 2002, issued by Howard
                     M. Siegel in favor of the Company.

     21(a) Subsidiaries of the Company. (Incorporated by reference to Exhibit 21(a) of the Company's Form 10-KSB for the year ended December 31,2000.)

     23.1*           Consent of Margolin, Winer & Evens LLP.

     99.1*           Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2*           Certification  of  Controller  (chief  financial   officer)
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
* Filed herewith.

(b)  REPORTS ON FORM 8-K
     -------------------

None.

ITEM 14.  CONTROLS AND PROCEDURES.
          ------------------------

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

Changes in Internal Controls
There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to March 21, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN MEDICAL ALERT CORP.


                                        By: /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           Chairman of the Board and President
Dated: March 31, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Howard M. Siegel           Chairman of the Board,             March 31, 2003
---------------------------    President, Chief Executive
Howard M. Siegel               Officer and Director


/s/ Jack Rhian                 Executive Vice-President,          March 31, 2003
---------------------------    Chief Operating Officer and
Jack Rhian                     Director


/s/ Ronald Levin
---------------------------    Director                           March 31, 2003
Ronald Levin


---------------------------    Director                           March __, 2003
Delphine Mendez de Leon


/s/ Frederic S. Siegel
-----------------------        Vice President, Sales and          March 31, 2003
Frederic S. Siegel             Marketing and Director


/s/  Yacov Shamash
-----------------------        Director                           March 31, 2003
Dr. Yacov Shamash


/s/ James F. LaPolla
-----------------------        Director                           March 31, 2003
James F. LaPolla


/s/ Richard Rallo
-----------------------        Controller                         March 31, 2003
Richard Rallo

                                 CERTIFICATIONS

     I, Howard M. Siegel, certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Medical Alert Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2001                    /s/ Howard M. Siegel
      -----------------                 -----------------------------
                                        Howard M. Siegel
                                        Chairman, President and Chief
                                        Executive Officer
                                        (Chief executive officer)

     I, Richard Rallo, certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Medical Alert Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2001                    /s  Richard Rallo
      -----------------                 -----------------------------
                                        Richard Rallo
                                        Controller
                                        (Chief financial officer)

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000

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

     Notes to Consolidated Financial Statements                      F-8 - F-28

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which changed the method of accounting for goodwill and indefinite-lived intangible assets.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

March 14, 2003                                                               F-1

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

================================================================================================

December 31,                                                            2002          2001
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash                                                             $   863,417   $   818,696
   Marketable securities (Note 1)                                     2,057,925           -
   Accounts receivable (net of allowance for doubtful accounts of
      $540,000 in 2002 and $417,500 in 2001) (Notes 1 and 12)         2,984,857     2,866,015
   Notes and other receivables (Notes 4 and 6)                           75,792       276,594
   Inventory (Note 1)                                                   373,423       171,283
   Prepaid and refundable taxes (Notes 1 and 7)                         271,572       109,328
   Prepaid expenses and other current assets                            239,168       123,987
   Deferred income taxes (Notes 1 and 7)                                292,000       408,000
                                                                    -----------   -----------

TOTAL CURRENT ASSETS                                                  7,158,154     4,773,903
                                                                    -----------   -----------

FIXED ASSETS - AT COST:
   Building (condominium unit)                                          400,000       400,000
   Leased medical devices                                            12,420,270    12,193,549
   Monitoring equipment                                               1,544,097     1,322,788
   Furniture and equipment                                              534,767       520,953
   Construction in progress (Note 8)                                    521,424           -
   Leasehold improvements                                               219,600       219,600
   Automobiles                                                           95,169        61,084
                                                                    -----------   -----------
                                                                     15,735,327    14,717,974
   Less accumulated depreciation and amortization (Note 1)            8,514,239     6,985,923
                                                                    -----------   -----------

                                                                      7,221,088     7,732,051
                                                                    -----------   -----------
OTHER ASSETS:
     Long-term portion of notes receivable (Note 6)                     143,391       162,918
     Intangible assets (net of accumulated amortization of
         $599,304 in 2002 and $389,983 in 2001) (Notes 1, 2 and 5)    1,123,870       724,400
     Goodwill (net of accumulated amortization of $58,868)
         (Notes 1, 2 and 4)                                             961,731       837,504
     Other assets                                                       218,413       150,567
     Deferred income taxes (Notes 1 and 7)                              154,000        50,000
                                                                    -----------   -----------

                                                                      2,601,405     1,925,389
                                                                    -----------   -----------

TOTAL ASSETS                                                        $16,980,647   $14,431,343
                                                                    ===========   ===========


                                                                                             F-2

================================================================================================

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

================================================================================================

December 31,                                                            2002          2001
------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable (Note 3)                       $    293,529    $  1,345,616
   Accounts payable                                                     681,927         799,456
   Accrued expenses                                                     816,569         538,949
   Current portion of capital lease obligations (Note 8)                158,617         214,903
   Current portion of put warrant obligation (Note 4)                   251,000             -
   Deferred revenue (Note 1)                                            150,294         117,901
                                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                                             2,351,936       3,016,825
                                                                   ------------    ------------

DEFERRED INCOME TAX LIABILITY (NOTES 1 AND 7)                           597,000         519,000
LONG-TERM PORTION OF NOTES PAYABLE (NOTE 3)                           1,079,506         599,573
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS (NOTE 8)                 156,448         180,065
LONG-TERM PORTION OF PUT WARRANT OBLIGATION (NOTE 4)                    181,000         319,000
ACCRUED RENTAL OBLIGATION AND OTHER (NOTE 8)                             55,500          61,466
                                                                   ------------    ------------

TOTAL LIABILITIES                                                     4,421,390       4,695,929
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 8, 9, 12, AND 14)                   -               -

SHAREHOLDERS' EQUITY (NOTE 9):
   Preferred stock, $.01 par value -
       Authorized, 1,000,000 shares; none issued and outstanding
   Common stock, $.01 par value -
       Authorized, 20,000,000
       Issued 7,470,649 shares in 2002 and 6,498,545 in 2001             74,706          64,985
   Additional paid-in capital                                         8,999,172       6,340,669
   Retained earnings                                                  3,591,411       3,435,792
                                                                   ------------    ------------
                                                                     12,665,289       9,841,446
   Less treasury stock, at cost (43,910 shares)                        (106,032)       (106,032)
                                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                           12,559,257       9,735,414
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 16,980,647    $ 14,431,343
                                                                   ============    ============


                                                                                             F-3

================================================================================================

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

================================================================================================

Years Ended December 31,                              2002            2001           2000
------------------------------------------------------------------------------------------------
REVENUE (NOTES 1 AND 12):
  Services                                       $ 14,408,221    $ 13,579,870    $ 10,426,206
  Product sales                                       384,194         366,729         324,521
                                                 ------------    ------------    ------------

                                                   14,792,415      13,946,599      10,750,727
                                                 ------------    ------------    ------------
COSTS AND EXPENSES (INCOME):
  Costs related to services                         6,777,307       6,452,181       5,004,180
  Cost of products sold                               196,834         205,486         289,221
  Selling, general and administrative expenses      7,735,107       6,846,638       6,173,008
  Interest expense                                    129,050         218,873         145,137
  Other income (Note 10)                             (473,502)        (86,138)        (53,014)
                                                 ------------    ------------    ------------

                                                   14,364,796      13,637,040      11,558,532
                                                 ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                         427,619         309,559        (807,805)

PROVISION (CREDIT) FOR INCOME TAXES
 (NOTES 1 AND 7)                                      272,000         200,000        (278,000)
                                                 ------------    ------------    ------------

NET INCOME (LOSS)                                $    155,619    $    109,559    $   (529,805)
                                                 ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE (NOTE 1)            $     .02      $     .02       $     (.08)
                                                    =========      =========       ==========

DILUTED EARNINGS (LOSS) PER SHARE (NOTE 1)          $     .02      $     .02       $     (.08)
                                                    =========      =========       ==========


                                                                                             F-4

================================================================================================

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

====================================================================================================================================

Years Ended December 31, 2002, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------

                                             COMMON STOCK
                                             ------------

                                        NUMBER                      ADDITIONAL
                                          OF                          PAID-IN       RETAINED       TREASURY
                                        SHARES         AMOUNT         CAPITAL       EARNINGS         STOCK           TOTAL
                                     ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - JANUARY 1, 2000               6,446,832   $     64,468   $  6,200,701   $  3,856,038    $   (106,032)   $ 10,015,175

EXERCISE OF STOCK OPTIONS (NOTE 9)         11,189            112         26,194            -               -            26,306

WARRANTS ISSUED (NOTES 4 AND 9)               -              -           39,044            -               -            39,044

NET LOSS FOR THE YEAR ENDED
   DECEMBER 31, 2000                          -              -              -         (529,805)            -          (529,805)
                                     ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - DECEMBER 31, 2000             6,458,021         64,580      6,265,939      3,326,233        (106,032)      9,550,720

EXERCISE OF STOCK OPTIONS (NOTE 9)         40,524            405         74,730            -               -            75,135

NET INCOME FOR THE YEAR ENDED
   DECEMBER 31, 2001                          -              -              -          109,559             -           109,559
                                     ------------   ------------   ------------   ------------    ------------    ------------
BALANCE - DECEMBER 31, 2001             6,498,545         64,985      6,340,669      3,435,792        (106,032)      9,735,414

EXERCISE OF STOCK OPTIONS (NOTE 9)         62,104            621        128,664            -               -           129,285

PRIVATE PLACEMENT (NOTE 9)                910,000          9,100      2,512,839            -               -         2,521,939

WARRANTS ISSUED (NOTE 9)                      -              -           17,000            -               -            17,000

NET INCOME FOR THE YEAR ENDED
   DECEMBER 31, 2002                          -              -              -          155,619             -           155,619
                                     ------------   ------------   ------------   ------------    ------------    ------------

BALANCE - DECEMBER 31, 2002             7,470,649   $     74,706   $  8,999,172   $  3,591,411    $   (106,032)   $ 12,559,257
                                     ============   ============   ============   ============    ============    ============


                                                                                                                                F-5

====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

==================================================================================================

Years Ended December 31,                                      2002          2001           2000
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $   155,619    $   109,559    $  (529,805)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
      Provision (credit) for deferred income taxes            90,000       (137,000)       (69,000)
      Provision for doubtful receivables                     122,500        117,500        225,000
      Issuance of warrants for services                       17,000            -              -
      Gain on sale and leaseback of fixed assets              (5,600)        (5,600)        (5,600)
      Depreciation and amortization                        2,094,014      2,024,588      1,738,238
      Provision for valuation of put warrants                113,000        130,000            -
      Accrued interest income (Note 6)                       (44,548)           -              -
      Accrued rental obligation                                  -           15,200         40,300
      Decrease (increase) in:
          Accounts receivable                               (241,342)      (132,759)      (705,903)
          Inventory                                          (52,795)       (16,403)       636,692
          Prepaid and refundable taxes                      (162,244)       492,150       (441,241)
          Prepaid expenses and other current assets         (115,181)       (25,128)        83,452
          Other assets                                       (51,044)       (48,152)        31,558
      Increase (decrease) in:
          Accounts payable                                  (117,529)       (98,412)       601,935
          Accrued expenses                                   153,648       (118,827)       406,016
          Deferred revenue                                    32,393        (45,456)       123,357
                                                         -----------    -----------    -----------

   Net Cash Provided by Operating Activities               1,987,891      2,261,260      2,134,999
                                                         -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances for note receivable                                  -         (140,000)      (300,000)
   Investments in marketable securities                   (2,057,925)           -              -
   Repayments of notes receivable                            264,877        116,887         36,308
   Purchase of HCI (Note 4)                                      -         (272,278)      (982,647)
   Expenditures for fixed assets                          (1,347,482)      (817,440)    (3,237,795)
   Deposit applied on medical devices                         20,355            -              -
   Proceeds from sale of equipment                               -              -          250,178
   Increase in goodwill                                     (124,227)      (108,402)           -
   Payment for account acquisitions
      and licensing agreement                               (485,185)      (231,562)      (390,117)
                                                         -----------    -----------    -----------

  Net Cash Used in Investing Activities                   (3,729,587)    (1,452,795)    (4,624,073)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                             1,787,053         41,287      2,250,000
   Repayment of notes payable                             (2,359,207)      (451,780)       (19,318)
   Payment of financing costs                                (77,750)           -          (41,022)
   Principal payments under capital lease obligations       (214,903)      (191,658)      (143,379)
   Proceeds from private equity placement                  2,730,000            -              -
   Payment of fees relating to private equity
      placement                                             (208,061)           -              -
   Proceeds upon exercise of stock options                   129,285         75,135         26,306
                                                         -----------    -----------    -----------

   Net Cash Provided by (Used in) Financing Activities     1,786,417       (527,016)     2,072,587
                                                         -----------    -----------    -----------
==================================================================================================
The accompanying notes are an integral part of these financial statements.                F-6

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

Years Ended December 31,                         2002        2001        2000
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH               $  44,721   $ 281,449   $(416,487)

CASH - BEGINNING OF YEAR                        818,696     537,247     953,734
                                              ---------   ---------   ---------

CASH - END OF YEAR                            $ 863,417   $ 818,696   $ 537,247
                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION -
  Cash paid during the year for:
     Interest                                 $ 134,053   $ 220,227   $ 135,148
     Income taxes                               345,162     217,306     156,646

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
  Fixed assets recorded under
     capital lease obligations                $ 135,000   $  98,340   $ 250,178

During  2000,  the Company sold and leased
back various  monitoring  equipment  which
was placed in service  during prior years.
There   was  no   gain   or  loss  on  the
transaction.

During 2000, the Company entered into an agreement relating to the purchase of certain trade accounts, pursuant to which the Company paid cash of $200,000 and agreed to pay an additional $125,000 over a two-year period ending in 2002. (Note 2)

In connection with the HCI acquisition in November 2000, warrants were issued with a value of $228,044 ($189,000 recorded as a liability and $39,044 as paid-in-capital).
(Note 4)

During  2002,  the  Company  entered  into
certain   agreements   relating   to   the
purchase of trade accounts pursuant to which the Company paid cash of $50,554 and agreed to pay an additional $123,606 based upon future monitoring revenues generated by the accounts. (Note 2)

================================================================================
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   SUMMARY OF               SCOPE OF BUSINESS - The  Company's  business is to
     SIGNIFICANT              sell,  rent,  install,  service and monitor remote
     ACCOUNTING POLICIES      communication  systems with personal  security and
                              smoke/fire  detection  capabilities,  linked to an
                              emergency response  monitoring center. The Company
                              markets its products  primarily  to  institutional
                              customers,  including  long-term  care  providers,
                              retirement communities,  hospitals, and government
                              agencies,  and  individual  consumers  across  the
                              United   States.   The   Company   also   provides
                              after-hours telephone answering services through its HCI Acquisition Corp. subsidiary and alarm monitoring services through its Safe Com, Inc.
                              subsidiary. In addition, the Company, under an exclusive licensing agreement, markets MED-TIME, an electronic medication reminder and dispensing unit.

                              CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries, HCI Acquisition Corp. and Safe Com, Inc.; together the "Company". All material inter-company balances and transactions have been eliminated.

                              MARKETABLE SECURITIES - The Company accounts for its marketable securities, consisting of a mutual fund, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable securities have been classified as securities available for sale and, as a result, are reported at fair value. Marketable securities are available for current operations and are classified in the balance sheet as current assets.

                              Although not a money market fund, this mutual fund seeks to generate returns in excess of traditional money market products while maintaining an emphasis on preservation of capital and liquidity. At December 31, 2002, the cost of the marketable securities equaled the fair value. Future unrealized gains and losses, if any, will be reported as other comprehensive income and as a separate component of shareholders' equity.

                              INVENTORY VALUATION - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market.

                              FIXED ASSETS - Depreciation is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

                                   Building                        20 years
                                   Leased medical devices       3 - 7 years
                                   Monitoring equipment             5 years
                                   Furniture and equipment      5 - 7 years
                                   Automobiles                      3 years

================================================================================
                                                                             F-8

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

                              In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the Company reviews its fixed assets and other long-lived assets for impairment when there are indications that the carrying amounts of these assets may not be recoverable. No impairment losses were recorded during the three-year period ended December 31, 2002.

                              GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill, net of accumulated amortization of $58,868, represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of a business acquired and, prior to January 1, 2002, was amortized on a straight-line basis over 15 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this new standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the transitional and annual impairment tests required by SFAS 142 and was not required to recognize an impairment of goodwill.

                              Other intangible assets with finite lives will continue to be amortized on a straight-line basis over the periods of expected benefit. The Company's other intangible assets include: (a)
                              trade accounts and trade name (collectively, "account acquisitions") which are amortized over their estimated lives of three to ten years; (b) noncompete agreement which is being amortized over its contractual life of 5 years; and (c) licensing agreement, the amortization of which will begin when certain contractual rights thereunder are obtained by the Company (Note 5).

                              ACCOUNTS RECEIVABLE - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts. Sales terms usually provide for payment within 30 to 60 days of billing. An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2002, 2001 and 2000, provisions for doubtful accounts of approximately $122,500, $117,500 and $225,000, respectively, were charged to income and included in general and administrative expenses. Accounts receivable are charged against the allowance when substantially all collection efforts cease. Recoveries of accounts receivable previously charged off are recorded when received.

================================================================================
                                                                             F-9

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                              REVENUE RECOGNITION - Revenue from renting, installation and monitoring services is recognized upon performance of such services. Revenue from the sale of medical alert devices is recognized upon delivery.

                              Revenue from telephone answering services is recognized as services are provided. Certain of these customers are billed in advance on a semi-annual or annual basis. Unearned revenue is deferred and recognized as the services are provided.

                              RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $323,734, $117,753 and $93,600 for the years
                              ended   December   31,  2002,   2001,   and  2000,
                              respectively.

                              INCOME PER SHARE - Earnings per share data for the years ended December 31, 2002, 2001 and 2000 are presented in conformity with SFAS No. 128, "Earnings Per Share". Due to the net loss for the year ended December 31, 2000, the effect of stock options was not considered as it would have been anti-dilutive.

                              The following table is a reconciliation of the numerators and denominators in computing earnings per share:

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                    Income           Shares        Per-Share
                     2002                        (Numerator)     (Denominator)      Amounts
                     ----                       -------------    -------------   ------------
     BASIC EPS -
       Income available to
          common stockholders                     $ 155,619        7,188,294        $   .02
                                                                                    =======

     EFFECT OF DILUTIVE SECURITIES -
       Options and warrants                             -           363,708
                                                  ---------        --------

     DILUTED EPS -
       Income available to common
          stockholders and
          assumed conversions                     $ 155,619        7,552,002        $   .02
                                                  =========        =========        =======

                     2001
                     ----

     BASIC EPS -
       Income available to
          common stockholders                     $ 109,559        6,433,275        $   .02
                                                                                    =======
     EFFECT OF DILUTIVE SECURITIES -
       Options and warrants                             -            106,384
                                                  ---------        ---------

     DILUTED EPS -
       Income available to common
          stockholders and
          assumed conversions                     $ 109,559        6,539,659        $   .02
                                                  =========        =========        =======

                     2000
                     ----

     BASIC EPS -
       Loss available to
          common stockholders                     $(529,805)       6,412,347        $  (.08)
                                                                                    =======

     EFFECT OF DILUTIVE SECURITIES -
       Options and warrants                             -               -
                                                  ---------        ---------

     DILUTED EPS -
       Loss available to common
          stockholders and
          assumed conversions                     $(529,805)       6,412,347        $  (.08)
                                                  =========        =========        =======

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits. (See Note 12.)

                              RECLASSIFICATIONS - Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

                              FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, refundable taxes, notes payable, accounts payable and accrued expenses approximates their carrying amounts due to the short maturity of these instruments. The carrying amount of the marketable securities and the put warrant obligation are at their fair value.

                              ACCOUNTING  FOR  STOCK-BASED   COMPENSATION  -  At
                              December 31, 2002, the Company has three stock-based employee compensation plans, which are more fully described in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


================================================================================
                                                                            F-12

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                                                Year Ended December 31,
                                                                       2002              2001               2000
                                                                       ----              ----               ----
                              Net income (loss), as reported        $ 155,619        $  109,559       $(529,805)
                              Deduct: Total stock-based
                              employee compensation
                               expense determined under
                               fair value based method               (421,101)         (244,771)       (242,537)
                                                                    ---------        ----------       ---------
                              Pro forma net income (loss)           $(265,482)       $ (135,212)      $(772,342)

                              Earnings per share:
                               Basic - as reported                  $  0.02          $   0.02         $ (0.08)
                               Basic - pro forma                    $ (0.04)         $  (0.02)        $ (0.12)
                               Diluted - as reported                $  0.02          $   0.02         $ (0.08)
                               Diluted - pro forma                  $ (0.04)         $  (0.02)        $ (0.12)


                              The  weighted  average  grant  date fair  value of
                              options   granted  in  2002,  2001  and  2000  was
                              $532,701, $221,438 and $289,204, respectively.

                              The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                     2002              2001              2000
                                                                   --------          --------           -------
                              Expected life (years)                   2                2                 2
                              Risk free interest rate                 2.95%            3.71%             6.39%
                              Expected volatility                    37.32%           41.65%            45.80%
                              Expected dividend yield                 -                -                 -


                              RECENT ACCOUNTING PRONOUNCEMENTS In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and
                              (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will adopt SFAS No. 145 effective in 2003. The Company does not expect that the adoption of this statement will have a material impact on the consolidated results of operations or financial position.

                              In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit


================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. The Company will adopt SFAS No. 146 effective in 2003. The Company does not expect that the adoption of this statement will have a material impact on the consolidated results of operations or financial position.

                              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123" (SFAS 148). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. At present, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ending March 31, 2003.

2.   INTANGIBLE ASSETS        Intangible assets consist of the following:
       AND GOODWILL

                                                           December 31, 2002                December 31, 2001
                                                           -----------------                -----------------
                                                     Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                                         Amount       Amortization        Amount       Amortization
                              Account acquisitions   $  1,053,604   $   569,304       $   859,048      $  374,983
                              Noncompete agreement         60,000        30,000            60,000         15,000
                              Licensing agreement         609,570          -              195,335           -
                                                     ------------   -----------       -----------      ----------

                                  Total              $  1,723,174   $   599,304       $ 1,114,383      $ 389,983
                                                     ============   ===========       ===========      =========

                              Amortization expense for the years ended December 31, 2002 and 2001 was approximately $209,000 and $182,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows (exclusive of future amortization relating to the Company's licensing agreement):
================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Years Ending December 31,

                                        2003           $    221,000
                                        2004                202,000
                                        2005                 72,000
                                        2006                 11,000
                                        2007                  9,000

                              The changes in carrying amount of goodwill for the year ended December 31, 2002 are as follows:


                                                                   PERS         TAS      Other    Consolidated
                                                                   ----         ---      -----    ------------
                              Balance as of December 31, 2001    $     -    $ 837,504   $   -      $ 837,504
                              Additional Goodwill                      -      124,227       -      $ 124,227

                              Balance as of December 31, 2002    $     -    $ 961,731   $   -      $ 961,731


                              The following financial information is presented as if SFAS 142 was adopted at the beginning of the year ended December 31, 2000:


                                                                             For the year ended December 31,
                                                                             -------------------------------

                                                                                2001                  2000
                                                                                ----                  ----
                              NET INCOME (LOSS):

                                Reported net income (loss)                    $ 109,559            $ (529,805)
                                Add back: Goodwill amortization,
                                  net of income tax                              32,400                 2,900
                                Adjusted net income (loss)                    $ 141,959            $ (526,905)

                              BASIC EARNINGS (LOSS) PER SHARE:

                                Reported basic earnings (loss)            $    .02               $     (.08)
                                per share
                                Add back: Goodwill amortization                 -                        -
                                Adjusted basic earnings (loss)
                                per share                                 $    .02               $     (.08)

                              DILUTED EARNINGS (LOSS) PER SHARE:

                                Reported diluted earnings (loss)
                                per share                                 $     .02              $     (.08)
                                Add back: Goodwill amortization                -                       -
                                Adjusted diluted earnings (loss)
                                per share                                 $     .02              $     (.08)

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.   LONG-TERM DEBT           NOTE  PAYABLE  - BANK - In May 2002,  the  Company
                              completed negotiations with a bank, from which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either
                              (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at December 31, 2002 was $1,325,000. There were no amounts outstanding on the revolving credit line at December 31, 2002.

                              The Company used the proceeds from this bank financing to repay the existing bank debt.

                              Prior to this arrangement with the bank, the Company had a revolving credit line, term loans and a mortgage payable with another bank. All amounts due under these agreements were satisfied during 2002. The amounts outstanding on these facilities at December 31, 2001 were $1,100,000, $442,843 and $315,000, respectively.

                              NOTE PAYABLE - ACCOUNT ACQUISITIONS - During 2000, the Company entered into an agreement relating to the purchase of certain trade accounts, whereby the Company paid cash of $200,000 and agreed to pay the $125,000 balance over a two year period maturing in 2002, including interest at a rate of 6%. The balance was paid in full as of December 31, 2002. At December 31, 2001 the amount outstanding on the note was $50,000.

                              AUTO LOANS - As of December 31, 2002 and 2001, the
                              Company   had   automobile    loans    outstanding
                              aggregating $48,035 and $37,346, respectively.

                              PRINCIPAL PAYMENT REQUIREMENTS - The combined total principal payment requirements in each of the five years subsequent to December 31, 2002 are as follows:

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Years ending December 31,
                                        2003                      $   293,529
                                        2004                          318,678
                                        2005                          309,988
                                        2006                          300,840
                                        2007                          150,000
                                                                  -----------

                                                                  $ 1,373,035
                                                                  ===========

                              COVENANTS - The above agreements provide for negative and affirmative covenants including those related to capital expenditures, working capital and other borrowings.

4.   ACQUISITION              On  November  21,  2000,   the  Company   acquired
                              substantially   all  of  the   assets  of  Harriet
                              Campbell Inc.  ("HCI").  HCI is in the business of
                              providing telephone after-hour answering services,
                              stand-alone voice mail services and other services
                              to the  healthcare  community in the New York City
                              area.  The  purchase  price  consisted  of cash of
                              $915,000  (plus cash expenses of $339,925) and the
                              issuance of warrants to purchase 238,333 shares of
                              the  Company's  common  stock,  with a put  option
                              feature  (as  described  below).  There is also an
                              additional amount to be paid based on a percentage
                              of  the  net  income  of  this  new  division,  as
                              defined,  over a six  year  period  that  can  not
                              exceed  $550,000.  During 2002 and 2001,  $124,227
                              and  $108,402,  respectively,  was earned and such
                              amounts have been added to goodwill.  The acquired
                              assets consist  principally of a condominium  unit
                              in NYC,  accounts  receivable,  other fixed assets
                              and goodwill.  The  acquisition has been accounted
                              for as a purchase and, accordingly, the results of
                              operations of HCI are included in the consolidated
                              statements   of   income   since   the   date   of
                              acquisition.

                              The purchase price was allocated as follows:

                              Accounts receivable                               $  225,000
                              Property and equipment                               450,000
                              Goodwill and non-compete agreement                   847,969
                              Deferred revenue                                     (40,000)
                                                                                ----------
                                                                                 1,482,969

                              Less: fair value of warrants and Put Option         (228,044)
                              Less: unpaid costs                                  (272,278)
                                                                                ----------

                                     Cash paid to acquire HCI                   $  982,647
                                                                                ==========

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Unaudited pro forma results of operations for the year ended December 31, 2000 as if HCI had been consolidated as of the beginning of the year follow. The pro forma results for 2000 which include estimates which management believes are reasonable are as follows:

                              Revenue                       $ 12,590,000
                              Net income (loss)                 (475,000)

                              Net income (loss) per share
                                  Basic                           $(.07)
                                                                  =====
                                  Diluted                         $(.07)
                                                                  =====

                              The unaudited pro forma results of operations for 2000 do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company's results of operations for any future period.

                              In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company to redeem the warrants (the Put Option) at $5 and $6, (the Put Price) respectively, less the exercise price per share of $2. In lieu of honoring its obligation to redeem the warrants, the Company may require the selling stockholder to exercise the warrants with the Company only paying to the selling stockholder the difference between the Put Price and the market price of the common stock at the time of such exercise. The Company is released from its obligation under the Put Option if the Company's stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days. The maximum cash outlay the Company may be required to make is $400,000 at November 2003 and $420,000 (Redemption Amounts) at November 2005. If a more than 50% change in control occurs, as defined, then under certain circumstances, the warrant, unless previously exercised, is cancelled and the above noted Redemption Amounts become payable. The Company recorded the fair value of the Put Option (based on an independent appraisal) as a liability at the date of acquisition. Subsequent increases in the fair value of the Put Option have been recorded through charges to income. For the years ended December 31, 2002 and 2001 the fair value increased by $113,000 and $130,000, respectively.

                              During 2001, the Company lent $140,000 to the selling stockholder for the sole purpose of paying income taxes relating to his gain on the sale. The loan is collateralized by the above noted
                              additional   contingent
================================================================================
                                                                            F-18

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              purchase price and the Company's obligation under its put warrants (see above). The loan is payable in minimum installments of $10,000 per quarter with the full amount due by August 2003. The loan bears interest at 7% per annum. The outstanding balance at December 31, 2002 and 2001 was $54,789 and $123,544, respectively.

5.   LICENSING                On November 1, 2001,  the Company  entered  into a
     AGREEMENT                Cooperative Licensing,  Development,  Services and
                              Marketing Agreement with Health Hero Network, Inc.
                              (the  "Agreement")  to  develop  a new  integrated
                              appliance combining all of the features associated
                              with the traditional PERS product with Health Hero
                              Network's  (HHN)   technology.   Pursuant  to  the
                              Agreement,  the  Company  will  be  the  exclusive
                              manufacturer and distributor (based on achievement
                              of  certain  sales  milestones),   in  the  United
                              States,  of an enhanced  PERS system that combines
                              the  Company's   traditional   safety   monitoring
                              features with Health Hero Network, Inc.'s internet
                              based disease  management  monitoring  technology.
                              The  Agreement  has a minimum five year term,  and
                              also  provides  for the  payment by the Company of
                              certain  royalty fees based on the service revenue
                              derived  from  the  enhanced  PERS  product.   The
                              Company  anticipates the costs associated with the
                              licensing,  research and development and marketing
                              with  respect  to this  Agreement  to  approximate
                              $2,000,000.  The cost of the  licensing  component
                              will aggregate $1,000,000,  which will be recorded
                              when   certain   contractual   rights   under  the
                              agreement are obtained by the Company, at which time the cost will be amortized over the remaining portion of the initial five year term of the agreement. As of March 14, 2003, $494,570 has been paid towards the licensing component. Related professional fees of approximately $115,000 have been capitalized.

6.   RELATED PARTY            A previous  director of the Company,  who resigned
     TRANSACTIONS             during  2001,  had  an  ownership  interest  in an
                              insurance agency that had written policies for the Company with premiums of $190,779 and $163,584 in 2001 and 2000, respectively.

                              Included in notes and other receivables at December 31, 2002 and 2001 is $164,394 and
                              $123,532, respectively, due from the president and principal shareholder of the Company. In July
                              2002, the amount due from the shareholder, plus accrued interest, was converted into a term loan which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

                              See Note 8 for other related party transaction.

7.   INCOME TAXES             The provision  (credit) for income taxes  consists
                              of the following:

================================================================================
                                                                            F-19

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                   Years Ended December 31,
                                            ----------------------------------------
                                                2002           2001          2000
                                            -----------     ----------    ----------
                              Current:
                                  Federal   $   96,000     $  216,000     $ (240,000)
                                  State         86,000        121,000         31,000
                                            ----------     ----------     ----------

                                               182,000        337,000       (209,000)
                                            ----------     ----------     ----------
                              Deferred:
                                  Federal       64,000       (120,000)        (9,000)
                                  State         26,000        (17,000)       (60,000)
                                            ----------     ----------     ----------

                                                90,000       (137,000)       (69,000)
                                            ----------     ----------     ----------

                              Total         $  272,000     $  200,000     $ (278,000)
                                            ==========     ==========     ==========


                              The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                                                 Years Ended December 31,
                                                                         --------------------------------------
                                                                           2002           2001           2000
                                                                         --------       --------       --------
                              Statutory federal income tax rate              34%            34%          (34)%
                              State and local taxes                          17             22            (2)
                              Permanent differences                           5              8             2
                              Prior year under accrual                        5              -             -
                              Other                                           2              1             -
                                                                             --             --           ---
                              Effective income tax rate                      63%            65%          (34)%
                                                                             ==             ==           ===

                              The tax effects of significant items comprising the Company's deferred taxes at December 31, 2002 and 2001 are as follows:

                                                                                          December 31,
                                                                                    -------------------------
                                                                                       2002           2001
                                                                                    ---------      ----------
                              Deferred tax liabilities:
                                 Difference between book and tax
                                    bases of property                               $ (597,000)    $ (519,000)
                                                                                    ----------     ----------
                              Deferred tax assets:
                                 Reserves not currently deductible                     272,000        258,000
                                 Capitalization of inventory                              -            53,000
                                 State income tax net operating
                                   loss carryforwards                                   25,000         37,000
                                 Put warrant expense not
                                   currently deductible                                109,000         50,000
                                 Other                                                  40,000         60,000
                                                                                    ----------     ----------
                                 Total                                                 446,000        458,000
                                                                                    ----------     ----------
                              Net deferred tax liabilities                          $ (151,000)    $  (61,000)
                                                                                    ==========     ==========

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.   COMMITMENTS              Capital  leases - The Company is  obligated  under
                              certain capital lease agreements for monitoring equipment that expire on various dates through 2006. Equipment under capital leases included in fixed assets is as follows:

                                                                                    December 31,
                                                                         -------------------------------
                                                                               2002            2001
                                                                         --------------    -------------
                                    Monitoring equipment                 $      807,603    $     807,603
                                    Less accumulated depreciation              (545,603)        (371,583)
                                                                         --------------    -------------

                                                                         $      262,000    $     436,020
                                                                         ==============    =============

                              During 2002, the Company entered into a capital lease agreement to finance the acquisition of certain computer software, the total cost of which is expected to approximate $232,500. As of December 31, 2002, the Company utilized $135,000 of the amount available under the lease agreement. Repayment of the lease obligation will begin in April 2003.

                              The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2002:


                              Years ending December 31,
                                                2003                                      $ 172,629
                                                2004                                         73,048
                                                2005                                         73,048
                                                2006                                         22,307
                                                                                          ---------

                              Total minimum lease payments                                  341,032

                              Less amounts representing interest                             25,967
                                                                                          ---------
                              Present value of net minimum lease payments                   315,065

                              Less current portion                                          158,617
                                                                                          ---------
                              Obligation under capital leases, less current portion       $ 156,448
                                                                                          =========

                              OPERATING LEASES - The Company rents office facilities from its President and principal shareholder pursuant to two leases which expire in September 2007. The leases call for minimum annual rentals, subject to 5% annual increases, plus reimbursement for real estate taxes. The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia, Countryside, Illinois and Parker,
                              Colorado. Rent expense was $371,169 in 2002, $372,062 in 2001 and $384,809 in 2000, which
                              includes   $264,575,   $265,417,   and   $264,843,
                              respectively,  in connection  with the above noted
                              leases  with  the  principal   shareholder.
================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Rent expense includes real estate taxes of $49,229 in 2002, $47,148 in 2001, and $46,574 in 2000.

                              On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York. The lease term is fifteen (15) years which will commence when the property is ready for occupancy. The Company expects to occupy the premises during the early part of the second quarter of 2003. The lease calls for minimum annual rentals of $269,500, subject to 3% annual increases, plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York.

                              During   2002,   the  Company  paid  the  landlord
                              $67,374, which represents a two-month security deposit and prepayment of the first month's rent.

                              As of December 31, 2002, the Company has expended $521,424 for leasehold improvements at the new facility. The Company anticipates spending an additional $200,000 to $300,000 to complete the leasehold improvements.

                              The aggregate minimum annual rental commitments under non-cancelable operating leases, assuming the Long Island City, New York lease commences April 1, 2003, are as follows:

                              Years ending December 31,
                                          2003                 $    492,624
                                          2004                      522,128
                                          2005                      518,081
                                          2006                      527,638
                                          2007                      500,717
                                       Thereafter                 3,657,426
                                                               ------------
                                                               $  6,218,614
                                                               ============

                              Approximately 17% of the minimum annual rental commitments relate to the above noted leases with the principal shareholder.

                              EMPLOYMENT AGREEMENTS - The Company and its President (who is also the principal shareholder) were parties to a three-year Employment Agreement which expired on December 31, 2002, under the terms of which, the President received annual base salaries of $320,000 in 2002, $290,000 in 2001 and
                              $260,000 in 2000. The agreement also provided for additional compensation based upon the Company achieving certain pre-tax income levels. No additional compensation was paid during the three years ended December 31, 2002. The Company and its President

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              are in the process of completing a new employment agreement. Until a new agreement is finalized, the President is receiving the same base salary as he earned in 2002.

                              The Company has also entered into other employment agreements with certain officers and key employees in the ordinary course of business. The aggregate annual base salaries under these agreements is as follows:

                              Years ending December 31,

                                          2003                 $    491,000
                                          2004                      367,000
                                          2005                       31,000

                              In  addition,   certain  of  these  employees  are
                              entitled to receive additional compensation if certain performance criteria are met.

9.   COMMON                   In April  2002,  the  Company  raised  $2,521,939,
     STOCK,                   after  expenses of $208,061,  in a private  equity
     WARRANTS AND             placement  of  910,000  shares  of  the  Company's
     OPTIONS                  common  stock and  warrants  to  purchase  227,500
                              shares  of  the  Company's   common  stock  at  an
                              exercise  price of $3.80  per  share  until  April
                              2007.  As part of this  transaction,  the  Company
                              registered  for resale  the  common  stock and the
                              common stock  underlying  the warrants sold in the
                              private placement.  The Company plans to utilize a
                              majority  of the  proceeds  of  this  offering  to
                              further   execute  its  business   expansion   and
                              diversification strategy into the remote patient monitoring and medical contact center industries, including its initiative with HHN.

                              In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.

                              In February 2002, in connection with a consulting agreement entered into with a public relations firm, the Company granted a warrant to purchase 35,000 shares of common stock, exercisable for a period of five years, at an exercise price of $3.50 per share, the fair value of the stock at the date of grant.

                              The Company has two stock option plans, the 1997 Stock Option Plan ("1997 Plan") and the 2000 Stock Option Plan ("2000 Plan"). The Company's 1991 Stock Option Plan ("1991 Plan") terminated in 2001.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Under the 1991 Plan, as amended, a maximum of 750,000 options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options. The last options granted under this Plan were issued in 2001 and will expire in 2006. All options under this Plan were granted at exercise prices equal to the fair market value of the Company's common shares at the date of grant.

                              Under the 1997 and 2000 Plans, a maximum of 750,000 and 1,250,000 options, respectively, may be granted. Options granted under both Plans may either be Incentive Stock Options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or Nonqualified Stock Options which do not qualify as ISOs ("NQSOs").

                              The 1997 and 2000 Plans are administered by the Board of Directors (the "Board") or a committee of the Board (the "Administrator"). Any committee must consist of at least three members of the Board, each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

                              Options granted under the 1997 and 2000 Plans will be subject to, among other things, the following terms and conditions:

                              (a) The exercise price of each option will be determined by the Administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of the Company's common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company).

                              (b) The number of options granted will be determined by the Administrator. The options will be granted twice a year. To the extent permitted by law, such options will be granted as ISOs.

                              (c) Options may be granted for terms determined by the Administrator; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company). In addition, under the 2000 Plan, no options may have a term exceeding ten years.

                              (d) The maximum number of shares of the Company's common stock for which options may be granted to an employee in any calendar year is 250,000 and 300,000, respectively, under the 1997 and 2000 Plans. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              Information with respect to options under plans is as follows:


                                                                                     Weighted
                                                                         Number      Average
                                                                           of        Exercise
                                                                         Shares       Price
                                                                         ------      -------
                              Balance - January 1, 2000                   726,698    $   2.89
                                 Granted during 2000                      504,750        2.31
                                 Forfeitures/expirations during 2000     (217,743)       2.72
                                 Exercised during 2000                    (11,189)       2.35
                                                                        ---------    --------

                              Balance - December 31, 2000               1,002,516        2.62
                                 Granted during 2001                      457,019        1.92
                                 Forfeitures/expirations during 2001     (189,625)       2.45
                                 Exercised during 2001                    (40,524)       1.85
                                                                        ---------    --------

                              Balance - December 31, 2001               1,229,386        2.41
                                 Granted during 2002                      744,801        3.04
                                 Forfeitures/expirations during 2002     (164,370)       2.62
                                 Exercised during 2002                    (62,104)       2.08
                                                                        ---------    --------

                              Balance - December 31, 2002               1,747,713    $   2.69
                                                                        =========    ========


                              At  December  31,  2002 and  2001,  1,522,713  and
                              1,149,386 options were exercisable, respectively.

                              The following table summarizes information about the stock options outstanding at December 31, 2002:


                          Options Outstanding                                             Options Exercisable
------------------------------------------------------------------------------       -------------------------------
                                               Weighted-
                                                Average            Weighted-                              Weighted
                                               Remaining            Average                                Average
         Range of            Number           Contractual          Exercise             Number            Exercise
      Exercise Prices     Outstanding             Life                Price           Exercisable           Price
      ---------------     ------------      ----------------     -------------       -------------       -----------
      $1.10 - $1.70          105,767              3.25             $   1.19             105,767           $   1.19
      $1.70 - $2.60          676,170              4.27                 2.17             596,170               2.14
      $2.60 - $4.20          965,776              5.63                 3.23             820,776               3.15
                           ---------              ----             --------           ---------           --------

                           1,747,713              4.96             $   2.69           1,522,713           $   2.64
                           =========              ====             ========           =========           ========


                              As of December 31, 2002, 91,217 and 173,564 shares of common stock are available for future grants under the 1997 and 2000 Plans, respectively.

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

10.  Other Income             Other income for the year ended  December 31, 2002
                              includes  approximately  $255,000  relating to the
                              replacement of  activators.  Early in 2002, it was
                              found that certain activators supplied by a vendor
                              may be subject to battery  failure,  necessitating
                              the  replacement  of  all   potentially   affected
                              activators.  The vendor replaced these  activators
                              and  reimbursed  the Company for costs incurred in
                              connection with this replacement  program.  Direct
                              costs paid to third parties in connection with the
                              replacements  have been  offset  against the other
                              income;   internal  costs,  including  labor,  are
                              included  within costs  related to services in the
                              consolidated  statements  of income.  For the year
                              ended   December  31,  2002,   other  income  also
                              includes   an   insurance   recovery  of  $100,000
                              relating to the loss of certain leased medical devices and approximately $98,000 of interest income principally relating to the investment of funds realized from the private placement (Note 9) and interest accrued on the note due from the Company's principal shareholder (Note 6).

11.  EMPLOYEE                 The Company sponsors a 401(k) savings plan that is
     SAVINGS PLAN             available to all eligible employees.  Participants
                              may elect to defer from 1% to 15% of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The
                              Company may make matching and/or profit sharing contributions to the plan at its discretion. The
                              Company contributed  $15,226,  $15,391 and $11,733
                              for the years ended December 31, 2002, 2001 and 2000, respectively.

12.  MAJOR                    Since  1983,  the Company  has  provided  Personal
     CUSTOMERS                Emergency  Response Systems  ("PERS")  services to
                              the   City   of   New   York's   Human   Resources
                              Administration Home Care Service Program ("HCSP").
                              During the years ended December 31, 2002, 2001 and
                              2000, the Company's revenues from this contract represented 23%, 26%, and 35%, respectively, of its total revenue.

                              Since January 1999, the Company has provided services to the City of New York under extensions and contracts issued periodically. The current contract reflects terms and conditions present in the original contract. In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006.

                              During any contract renewal process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not

================================================================================

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependant upon the length of the transition period to the new provider subject to management's ability to place these devices with other providers.

                              As of December 31, 2002 and 2001, accounts receivable from the contract represented 41% and 47%, respectively, of accounts receivable and leased medical devices in service under the contract represented 27% and 30%, respectively, of leased medical devices. Legal and other fees of approximately $42,000, $40,000 and $340,000 relating to the contract extension were expensed in 2002, 2001, and 2000, respectively.


13.  SEGMENT                  The Company has two reportable segments,  PERS and
     REPORTING                Telephone  After-Hours Answering Services ("TAS"),
                              which  is  provided   through  the  Company's  HCI
                              subsidiary,  which was acquired November 21, 2000.
                              (Note 4.)

                              The table below provides a reconciliation of segment information to total consolidated information for the years ended 2002, 2001 and 2000:


                                                         2002
                                                         ----

                                   PERS           TAS          Other       Consolidated
                                -----------   -----------   -----------    ------------
Revenue                         $11,941,520   $ 2,664,361   $   186,534    $14,792,415
Interest expense                    107,935        21,115          -           129,050
Depreciation and amortization     1,991,667        70,504        31,843      2,094,014
Income tax expense                   21,000       251,000          -           272,000
Net income (Loss)                    12,146       155,238       (11,765)       155,619
Total assets                     14,174,094     2,534,526       272,027     16,980,647
Additions to fixed assets         1,208,822        58,260        80,400      1,347,482


================================================================================

                                                         2001
                                                         ----

                                   PERS           TAS          Other       Consolidated
                                -----------   -----------   -----------    ------------
Revenue                         $11,458,140   $ 2,391,522   $    96,937    $13,946,599
Interest expense                    161,438        57,435          -           218,873
Depreciation and amortization     1,893,233       108,725        22,630      2,024,588
Income tax expense                   51,000       149,000          -           200,000
Net income (loss)                   (33,847)      185,164       (41,758)       109,559
Total assets                     12,135,254     2,120,395       175,694     14,431,343
Additions to fixed assets           794,679         4,003        18,758        817,440

                                                         2000
                                                         ----

                                   PERS           TAS          Other       Consolidated
                                -----------   -----------   -----------    ------------
Revenue                         $10,545,947   $   164,982   $    39,798    $10,750,727
Interest expense                    138,110         7,027          -           145,137
Depreciation and amortization     1,723,483         4,378        10,377      1,738,238
Income tax expense (benefit)       (278,595)          -             595       (278,000)
Net loss                           (409,371)      (12,818)     (107,616)      (529,805)
Total assets                     13,259,302     1,697,932       176,599     15,133,833
Additions to fixed assets         3,134,023           -         103,772      3,237,795


14.  CONTINGENCIES            The  Company  is aware of  various  threatened  or
                              pending litigation claims against the Company relating to its products and arising in the ordinary course of business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient coverage to cover any such claims. In any event, the Company believes that the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

                              On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. At this stage of the proceedings, it is not possible to predict the outcome of this litigation; however, management believes that the Company has meritorious defenses to the complaint. The Company is currently involved in settlement negotiations in respect to this matter. At the present time the insurance company has declined coverage.

================================================================================