Form 10QSB
period 2003-03-31
AMERICAN MEDICAL ALERT CORP
filed 2003-05-15
CIK 700721

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,426,739 shares of $.01 par value common stock as of May 8, 2003.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


                                      INDEX


                                                                            PAGE

Part I.   Financial Information.

             Report of Independent Accountants                                 1

             Condensed Consolidated Balance Sheets for March 31, 2003
             and December 31, 2002                                             2

             Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 2003 and 2002                        4

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2003 and 2002                        5

             Notes to Condensed Consolidated Financial Statements              7

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                   12


Part II. Other Information                                                    20

Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American Medical Alert Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP

May 8, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          March 31, 2003
                                                                            (Unaudited)    Dec. 31, 2002
                                                                         ---------------  --------------
CURRENT ASSETS
     Cash                                                                $  1,214,415     $    863,417
     Marketable securities                                                  1,557,925        2,057,925
     Accounts receivable
     (net of allowance for doubtful accounts of $555,000 and $540,000)      2,993,344        2,984,857
     Notes and other receivables                                               79,601           75,792
     Inventory                                                                381,599          373,423
     Prepaid and refundable taxes                                             221,172          271,572
     Prepaid expenses and other current assets                                223,060          239,168
     Deferred income taxes                                                    300,000          292,000
                                                                         ------------     ------------
     Total Current Assets                                                   6,971,116        7,158,154
                                                                         ------------     ------------
FIXED ASSETS
      (Net of accumulated depreciation and amortization)                     7,036,265        7,221,088
                                                                         ------------     ------------
OTHER ASSETS
       Long-term portion of notes receivable                                  136,154          143,391
       Intangible assets
         (net of accumulated amortization of $660,620 and $599,304)         1,076,594        1,123,870
       Goodwill (net of accumulated amortization of $58,868)                  990,557          961,731
       Other assets                                                           214,526          218,413
       Deferred income taxes                                                  186,000          154,000
                                                                         ------------     ------------
                                                                            2,603,831        2,601,405
                                                                         ------------     ------------

TOTAL ASSETS                                                             $ 16,611,212     $ 16,980,647
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                    $    297,841     $    293,529
     Accounts payable                                                         485,166          681,927
     Accrued expenses                                                         623,288          816,569
     Current portion of capital lease obligations                             130,187          158,617
     Current portion of put warrant obligation                                288,000          251,000
     Deferred revenue                                                         100,751          150,294
                                                                         ------------     ------------
     Total Current Liabilities                                              1,925,233        2,351,936






DEFERRED INCOME TAX LIABILITY                                                 637,000          597,000
LONG-TERM PORTION OF NOTES PAYABLE                                          1,012,266        1,079,506
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                172,513          156,448
LONG-TERM PORTION OF PUT WARRANT OBLIGATION                                   201,000          181,000
ACCRUED RENTAL OBLIGATION AND OTHER                                            58,500           55,500
                                                                         ------------     ------------
     TOTAL LIABILITIES                                                      4,006,512        4,421,390
                                                                         ------------     ------------

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000
     shares; none issued and  outstanding
     Common  stock, $.01 par  value -  authorized
     20,000,000 shares; issued 7,470,649 shares
     in 2003 and 2002, respectively                                            74,706           74,706
     Additional paid-in capital                                             8,999,172        8,999,172
     Retained earnings                                                      3,636,854        3,591,411
                                                                         ------------     ------------
                                                                           12,710,732       12,665,289
     Less treasury stock, at cost (43,910 shares)                            (106,032)        (106,032)
                                                                         ------------     ------------
     Total Shareholders' Equity                                            12,604,700       12,559,257
                                                                         ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 16,611,212     $ 16,980,647
                                                                         ============     ============

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                           Three Months Ended March 31,
                                                                              2003            2002
                                                                         ---------------  --------------
Revenues:
     Services                                                            $  3,779,829     $  3,521,687
     Product sales                                                            121,658           87,576
                                                                         ------------     ------------
                                                                            3,901,487        3,609,263
Costs and Expenses (Income):
     Costs related to services                                              1,812,364        1,611,893
     Costs of products sold                                                    68,745           48,799
     Selling, general and administrative expenses                           1,990,137        1,773,254
     Interest expense                                                          21,302           35,837
     Other income                                                             (94,504)         (13,291)
                                                                         ------------     ------------

Income before Provision for Income Taxes                                      103,443          152,771

Provision for Income Taxes                                                     58,000           73,000
                                                                         ------------     ------------

NET INCOME                                                               $     45,443     $     79,771
                                                                         ============     ============
Net income per share:
     Basic                                                               $        .01     $        .01
                                                                         ------------     ------------
     Diluted                                                             $        .01     $        .01
                                                                         ------------     ------------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                  7,426,739        6,475,175
                                                                         ============     ============

     Diluted                                                                7,525,330        7,004,285
                                                                         ============     ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Three Months Ended March 31,
                                                                2003          2002
                                                                ----          ----
Cash Flows From Operating Activities:

     Net income                                             $  45,443      $  79,771

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                            531,237        479,042
     Valuation of put warrants                                 57,000         25,000
     Decrease (increase) in:
       Accounts receivables                                    (8,487)       (32,807)
       Inventory                                               (8,176)         1,621
        Prepaid and refundable taxes                           50,400        (10,234)
       Prepaid expenses and other current assets               16,108        (68,597)
        Other assets                                               --       (109,541)
     (Decrease) in:
       Accounts payable, accrued expenses and other          (387,042)      (156,338)
        Deferred revenue                                      (49,543)       (38,891)
                                                            ---------      ---------

Net Cash Provided by Operating Activities                     246,940        169,026
                                                            ---------      ---------

Cash Flows From Investing Activities:
     Expenditures for fixed assets                           (236,211)       (61,284)
     Investments in marketable securities                     500,000             --
     Repayment of notes receivable                              3,428         10,413
     Increase in goodwill                                     (28,826)            --
     Payment for account acquisitions and
      licensing agreement                                     (14,040)      (245,663)
                                                            ---------      ---------

Net Cash Provided by (Used In) Investing Activities           224,351       (296,534)
                                                            ---------      ---------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligation        (57,365)       (51,835)
     Proceeds from notes payable                               16,049             --
     Repayment of notes payable                               (78,977)       (97,144)
     Proceeds upon exercise of stock options                       --         55,705
                                                            ---------      ---------

Net Cash Used in Financing Activities                        (120,293)       (93,274)
                                                            ---------      ---------

See accompanying notes to condensed financial statements





                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                                2003          2002
                                                                ----          ----
         Net Increase (Decrease)  in Cash                   $  350,998     $ (220,782)

         Cash, Beginning of Period                             863,417        818,696
                                                            ----------     ----------

         Cash, End of Period                                $1,214,415     $  597,914
                                                            ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                    $   21,302     $   34,938
                                                            ==========     ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                $    6,735     $   34,192
                                                            ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

  Fixed assets recorded under capital lease obligations     $   45,000     $       --

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   General:

         These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.

2.   Results of Operations:

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

         The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements, except as described in Note 3.

         The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.       New Pronouncements:

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of this statement has not had a material impact on the consolidated results of operations or financial position.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of this statement has not had a material impact on the consolidated results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123". SFAS No. 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

4.   Accounting for Stock-Based Compensation:

         The Company has three  stock-based  employee  compensation  plans.  The
Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                          Quarter Ended March 31,
                                         2003                 2002
                                         ----                 ----
Net income, as reported             $    45,443           $    79,771
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method              (142,516)             (312,518)
                                    -----------           -----------
Pro forma net loss                  $   (97,073)          $  (232,747)

Earnings (loss) per share:
  Basic - as reported               $      0.01           $      0.01
  Basic - pro forma                 $     (0.01)          $     (0.04)
  Diluted - as reported             $      0.01           $      0.01
  Diluted - pro forma               $     (0.01)          $     (0.04)

The weighted average grant date fair value of options granted during the quarters ended March 31, 2003 and 2002 was $69,283 and $434,868, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                     2003           2002
                                     ----           ----

Expected life (years)                2               2
Risk free interest rate              1.70%           3.21%
Expected volatility                 38.80%          36.72%
Expected dividend yield                --              --

5.   Earnings Per Share:

         Earnings per share data for the three months ended March 31, 2003 and 2002 is presented in conformity with SFAS No. 128, "Earnings Per Share".

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators in computing earnings per share:


                                                          Income                  Shares              Per-Share
                    March 31, 2003                      (Numerator)            (Denominator)           Amounts
                    --------------                    -------------            -------------        ------------
         Basic EPS -
             Income available to
                  common stockholders                  $  45,443               7,426,739               $   .01
                                                                                                       =======

         Effect of dilutive securities -
             Options and warrants                             --                  98,591
                                                       ---------               ---------
         Diluted EPS -
             Income available to common
                  stockholders and
                  assumed conversions                  $  45,443               7,525,330               $   .01
                                                       =========               =========               =======

                    March 31, 2002
                    --------------

         Basic EPS -
             Income available to
                  common stockholders                  $  79,771               6,475,175               $   .01
                                                                                                       =======
         Effect of dilutive securities -
             Options and warrants                             --                 529,110
                                                       ---------               ---------
         Diluted EPS -
             Income available to common
                  stockholders and
                  assumed conversions                  $  79,771               7,004,285               $   .01
                                                       =========               =========               =======

6.   Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the three months ended March 31, 2003 and 2002, the Company's revenues from this contract represented 20% and 25%, respectively, of its total revenue.

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

As of March 31, 2003 and December 2002, accounts receivable from the contract represented 39% and 41%, respectively, of accounts receivable and leased medical devices in service under the contract represented approximately 19% and 20%, respectively, of leased medical devices.

7.      Segment  Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which was acquired on November 21, 2000.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2003 and 2002:


                                      2003
                                      ----

                                                                      PERS             TAS             Other        Consolidated
                                                                      ----             ---             -----        ------------
         Revenue                                                  $ 3,107,497     $   724,805     $    69,185      $ 3,901,487
         Income (loss) before provision for
         income taxes                                                  10,100          96,090          (2,747)         103,443
         Total assets                                              13,938,794       2,347,521         324,897       16,611,212


                                      2002
                                      ----
                                                                      PERS             TAS             Other        Consolidated
                                                                      ----             ---             -----        ------------

         Revenue                                                  $ 2,972,254     $   605,798     $    31,211      $ 3,609,263
         Income (loss) before provision for
         income taxes                                                  74,896          78,319            (444)         152,771
         Total assets                                              11,900,978       2,157,003         189,630       14,247,611

8.   Contingencies:

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The action is pending in the Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. At this stage of the proceedings, it is not possible to predict the outcome of this litigation; however, management believes that the

Company has meritorious defenses to the complaint. The Company is currently involved in settlement negotiations with respect to this matter. At the present time the insurance company has declined coverage.

9.   Subsequent Events:

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the projected growth of the H-Link and Disease Management Monitoring operations. The lease term is fifteen
(15) years which commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company plans to consolidate certain facilities and intends to offer for sale the condominium currently occupied by HCI Acquisition Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           ---------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 2002.

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans and product liability risks. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company's Annual Report on Form 10-KSB and other public filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock at an exercise price of $3.80 per share until April 2007. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company has been utilizing a majority of the proceeds from this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its initiative with HHN.

In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.

In May 2002, the Company completed negotiations with a bank, for which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at March 31, 2003 was $1,250,000. There were no amounts outstanding on the revolving credit line at March 31, 2003.

At March 31, 2003, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002.

The following table is a summary of contractual obligations as of March 31, 2003:


                                                                Payments Due by Period
--------------------------------------------------------------------------------------------------------------
                                                     Less than 1
Contractual Obligations            Total             year            1-3 years       4-5 years      After 5 years
--------------------------------------------------------------------------------------------------------------
Revolving Credit Line            $     -0-

Debt                             $1,310,107        $   297,841     $  937,266       $  75,000

Capital Leases                   $  302,700        $   130,187     $  172,513

Operating Leases                 $6,125,994        $   550,530     $1,583,416       $ 722,877      $ 3,269,171

Total Contractual
 Cash Obligations                $7,738,801        $   978,558     $2,693,195       $ 797,877      $ 3,269,171
--------------------------------------------------------------------------------------------------------------

The Company's working capital on March 31, 2003 was $5,045,883 as compared to $4,806,218 on December 31, 2002. The Company believes that its present cash and working capital position combined with its borrowing availability under its credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2003, the Company anticipates it will make capital expenditures of approximately $1,000,000 - $1,250,000 for the enhancement of its management information systems, leasehold improvements in its Long Island City, New York premises, and the production and purchase of the PERS Buddy and additional PERS.

Other Factors:

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations would provide additional efficiencies and facilitate the projected growth of the H-Link and Disease Management Monitoring operations. The lease term is fifteen
(15) years which commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. As a result of this transaction, the Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York. The Company plans to consolidate certain facilities and intends to offer for sale the condominium currently occupied by HCI Acquisition Corp.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to the HHN Agreement to approximate $2,000,000. The cost of the licensing component will aggregate $1,000,000, the full amount of which will be recorded when certain milestones under the agreement are met by the Company, at which time the cost will be amortized over the remaining portion of the initial five year term of the agreement. The Company anticipates that amortization will commence during the second quarter of 2003. As of May 8, 2003, $508,610 has been paid towards the licensing component. Related professional fees of approximately $115,000 have been capitalized.

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the three months ended March 31, 2003 and 2002, the Company's revenues from this contract represented 20% and 25%, respectively, of its total revenue.

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

The  Company's  management  has  developed  and  implemented  a business plan to minimize its reliance on HCSP. The Company's business plan, which has been implemented over the last 2 years, is focused on the building of the subscriber base outside the New York City contract, through consumers, healthcare agencies, health maintenance organizations, durable medical equipment providers, retirement communities, hospitals and other governmental agencies. In addition, the Company has expanded its product offering to telephone answering services for physicians and disease management monitoring and other products, which now constitute approximately 20% of the Company's gross revenue. The Company is continuing to expand its product offerings in the disease management and monitoring area and is continuing to invest in research and development for further product and service diversification. The Company would also reduce any HCSP overhead and re-deploy assets to other programs in the event the HCSP contract would not continue for any reason.

RESULTS OF OPERATIONS
---------------------
The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased by $292,224 for the three months ended March 31, 2003 as compared to the same period in 2002, an increase of 8%. Revenue from the Company's OnCall telephone answering service business increased approximately $120,000 primarily due to the execution during the second quarter of 2002 of an agreement with an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations. The Company has also experienced continued growth in its customer base outside the contract with the City of New York (which experienced a reduction in the number of subscribers and revenue as compared to the same period in 2002) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. This growth resulted in approximately $100,000 of increase. The remaining increase is due to variety of other smaller items including revenues generated from the rental and monitoring of the Health Buddy.

Costs related to services increased by $200,471 for the three months ended March 31, 2003 as compared to the same period in 2002, an increase of 12% . Costs related to services, as a percentage of service revenues, for the three months ended March 31, 2003 and 2002 were 48% and 46%, respectively. The increase in costs related to services was due to the Company adding personnel principally during the second half of 2002 in its telephone answering service division to handle the current and future growth of that business, additional payroll costs associated with the replacement of activators and the Company incurring expenses related to the leasing of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN. These items represented approximately $120,000 of the increase. In addition, depreciation for the three months ended March 31, 2003 increased by approximately $30,000 as compared to the same period in 2002. As a result of these increases, the percentage of costs related to services, as a percentage of service revenues, increased.

Selling, general and administrative expenses increased by $216,883 for the three months ended March 31, 2003 as compared to the same period in 2002, an increase of 12%. Selling, general, and administrative expenses, as a percentage of total revenue, for the three months ended March 31, 2003 and 2002 were 51% and 49%, respectively. The increase in selling, general and administrative expenses is primarily due the following items:

o    Personnel and Related Benefits:
     As part of its plan to continue to market and manage disease management products, the Company increased the number of personnel in this area throughout 2002. This, along with other general increases in the number of personnel as well as compensation levels, increased payroll and related benefits by approximately $95,000, as compared to the same period in 2002. The Company believes the additional personnel is a necessary prerequisite to facilitate the distribution of its disease management products, and the resulting revenues are expected to be realized in later months.

o    Commission Expense
     Commission expense increased by approximately $45,000 in 2003 as compared to the same period in 2002, due to two primary factors. First, in order to service its Georgia Medicaid subscribers more efficiently, the Company retained outside subcontractors during the second quarter of 2002 who are paid on a commission basis. Secondly, an account that had been a direct pay agency account during the first quarter of 2002 converted to a commission paid account in 2003.

o    Insurance Expense
     Insurance expense increased by approximately $25,000 as compared to the same period in 2002. This is primarily due to the current insurance environment.

o    Computer, Communications and Maintenance
     The Company has incurred increased maintenance and upkeep costs associated with computer and communications networks during the first quarter of 2003, which resulted in an increase of approximately $25,000 as compared to the same period in 2002.

Other increases in selling, general and administrative expenses, including put warrant expense, trade shows and amortization expense, including the write-off of deferred loan charges, aggregating approximately $60,000, were offset by reductions in professional fees and bad debt expense of approximately $45,000.

Interest expense decreased by $14,535 for the three months ended March 31, 2003 as compared to the same period in 2002. Interest expense decreased due to reduced borrowing levels during the first quarter of 2003, as compared to the comparable period in 2002, as well as a decrease in interest rates.

Other income increased by $81,213 for the three months ended March 31, 2003 as compared to the same period in 2002. The increase in other income is due to the inclusion of approximately $88,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program. Direct costs paid to third parties in connection with the replacements have been offset against other income; internal costs, including labor, are included within costs related to services in the consolidated statements of income.

The Company's income before provision for income taxes for the three months ended March 31, 2003 was $103,443 as compared to $152,771 for the same period in 2002. The decrease of $49,328 resulted from an increase in the Company's costs related to services and selling, general and administrative costs offset by an increase in revenues from services and other income.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2003. The Company does not expect that the adoption of this statement will have a material impact on its consolidated results of operations or financial position.


In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. The Company adopted SFAS No. 146 effective January 1, 2003. The Company does not expect that the adoption of this statement will have a material impact on its consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123" (SFAS 148). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

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

         RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
         The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $555,000 and $540,000 as of March 31, 2003 and December 31, 2002, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase the general and administrative expenses and reduce the reported net income. Conversely, if actual credit losses are significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

         VALUATION OF LONG-LIVED ASSETS
         The Company reviews long-lived assets for impairment, principally fixed assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of the long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be greater than the carrying amount of its assets. Impairment is measured based on the difference between the carrying amount of the assets and their estimated fair value.

         VALUATION OF GOODWILL
         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this new standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the transitional and annual impairment tests required by SFAS 142 and was not required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $990,557 at March 31, 2003 and $961,731 at December 31, 2002.

         DEFERRED INCOME TAXES
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and records a valuation allowance to reduce the deferred tax assets to the amount that is expected to be realized in future periods.

ITEM 3.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, as to the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on this evaluation, the President and Chief Executive Officer along with the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to May 8, 2003.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           -----------------
The Company is aware of various threatened or pending litigation claims against the Company relating to its products and arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The action is pending in the

Supreme Court of Queens County. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. At this stage of the proceedings, it is not possible to predict the outcome of this litigation; however, management believes that the Company has meritorious defenses to the complaint. The Company is currently involved in settlement negotiations with respect to this matter. At the present time the insurance company has declined coverage.

ITEM 6.    EXHIBIT AND REPORTS ON FORM 8-K.

(a)   Exhibits:

No.   Description
---   -----------

99.1  Certification of CEO Pursuant to Section 906 of the
      Sarbanes Oxley Act of 2002
99.2  Certification of CFO Pursuant to Section 906 of the
      Sarbanes Oxley Act of 2002

(b)   Reports on Form 8-K:

On March 31, 2003,  the Company  filed a Current  Report on Form 8-K relating to
Item 12, Results of Operations and Financial Conditions, reporting the issuance of a press release announcing the Company's results for the year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN MEDICAL ALERT CORP.


Dated:  May 15, 2003                    By: /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           President and Chief Executive Officer


                                        By: /s/ Richard Rallo
                                           -------------------------------------
                                           Richard Rallo
                                           Controller (chief financial officer)

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB
                 -------------------------------------------------

I, Howard M. Siegel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Medical Alert Corp.;

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

Date: May 15 , 2003                     /s/ Howard M. Siegel
                                        ---------------------------------------
                                        Howard M. Siegel
                                        President and Chief Executive Officer

                 CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB
                 -------------------------------------------------

I, Richard Rallo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Medical Alert Corp.;

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

Date: May 15 , 2003                     /s/ Richard Rallo
                                        ----------------------------------------
                                        Richard Rallo
                                        Controller (Chief Financial Officer)