Form 10QSB
period 2003-06-30
AMERICAN MEDICAL ALERT CORP
filed 2003-08-18
CIK 700721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,444,706 shares of $.01 par value common stock as of August 13, 2003.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES



                              INDEX                                        PAGE

Part  I  Financial Information

            Report of Independent Accountants                               1

            Condensed Consolidated Balance Sheets for June 30, 2003
            and December 31, 2002                                           2

            Condensed Consolidated Statements of Income for the             4
            Six Months Ended June 30, 2003 and 2002

            Condensed Consolidated Statements of Income for the
            Three Months Ended June 30, 2003 and 2002                       5

            Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2003 and 2002                     6

            Notes to Condensed Consolidated Financial Statements            8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  15

Part II  Other Information                                                 26

Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of June 30, 2003 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-months ended June 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American Medical Alert Corp. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP

August 13, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     June 30, 2003
                                                                                      (Unaudited)      Dec. 31, 2002
                                                                                     -------------     -------------
         CURRENT ASSETS
              Cash                                                                  $  1,458,864      $    863,417
              Marketable securities                                                           --         2,057,925
              Accounts receivable
              (net of allowance for doubtful accounts of $585,000 and $540,000)        2,983,284         2,984,857
              Notes and other receivables                                                 40,115            75,792
              Inventory                                                                  363,305           373,423
              Prepaid and refundable taxes                                               215,232           271,572
              Prepaid expenses and other current assets                                  193,636           239,168
              Deferred income taxes                                                      280,000           292,000
              Asset held for sale                                                        352,500                --
                                                                                    ------------      ------------

              Total Current Assets                                                     5,886,936         7,158,154
                                                                                    ------------      ------------

         FIXED ASSETS

              (Net of accumulated depreciation and amortization)                       6,817,426         7,221,088
                                                                                    ------------      ------------

         OTHER ASSETS

                Long-term portion of notes receivable                                    132,490           143,391
                Intangible assets
                     (net of accumulated amortization of $715,274 and $599,304)        1,649,817         1,123,870
                Goodwill (net of accumulated amortization of $58,868)                  1,967,282           961,731
                Other assets                                                             178,273           218,413
                Deferred income taxes                                                    186,000           154,000
                                                                                    ------------      ------------
                                                                                       4,113,862         2,601,405
                                                                                    ------------      ------------
         TOTAL ASSETS                                                               $ 16,818,224      $ 16,980,647
                                                                                    ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
              Current portion of notes payable                                      $    298,400      $    293,529
              Accounts payable                                                           392,559           681,927
              Accrued expenses                                                           821,845           816,569
              Current portion of capital lease obligations                               105,016           158,617
              Current portion of put warrant obligation                                  336,000           251,000
              Deferred revenue                                                            51,208           150,294
                                                                                    ------------      ------------
              Total Current Liabilities                                                2,005,028         2,351,936

         DEFERRED INCOME TAX LIABILITY                                                   637,000           597,000
         LONG-TERM PORTION OF NOTES PAYABLE                                              930,398         1,079,506
         LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                  171,386           156,448
         LONG-TERM PORTION OF PUT WARRANT OBLIGATION                                     207,333           181,000
         ACCRUED RENTAL OBLIGATION AND OTHER                                              71,697            55,500
                                                                                    ------------      ------------
              TOTAL LIABILITIES                                                        4,022,842         4,421,390
                                                                                    ------------      ------------


         COMMITMENTS AND CONTINGENT LIABILITIES                                               --                --
         SHAREHOLDERS' EQUITY
              Preferred stock, $.01 par value - authorized, 1,000,000
              shares; none issued and  outstanding
              Common  stock, $.01 par  value -  authorized  20,000,000
              shares; issued 7,481,413 and 7,470,649 shares in 2003
              and 2002, respectively                                                      74,814            74,706
              Additional paid-in capital                                               9,020,288         8,999,172
              Retained earnings                                                        3,806,312         3,591,411
                                                                                    ------------      ------------
                                                                                      12,901,414        12,665,289
              Less treasury stock, at cost (43,910 shares)                              (106,032)         (106,032)
                                                                                    ------------      ------------
              Total Shareholders' Equity                                              12,795,382        12,559,257
                                                                                    ------------      ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 16,818,224      $ 16,980,647
                                                                                    ============      ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                               Six Months Ended June 30,
                                                                                2003             2002
                                                                                ----             ----
         Revenues:
              Services                                                     $ 7,663,131      $ 7,142,735
              Product sales                                                    191,721          120,487
                                                                           -----------      -----------
                                                                             7,854,852        7,263,222
         Costs and Expenses (Income):

              Costs related to services                                      3,545,706        3,318,853
              Costs of products sold                                            99,035           63,245
              Selling, general and administrative expenses                   3,981,236        3,548,206
              Interest expense                                                  38,823           70,457
              Other income                                                    (149,849)        (171,554)
                                                                           -----------      -----------

         Income before Provision for Income Taxes                              339,901          434,015

         Provision for Income Taxes                                            125,000          215,000
                                                                           -----------      -----------

         NET INCOME                                                        $   214,901      $   219,015
                                                                           ===========      ===========

         Net income per share:
              Basic                                                        $       .03      $       .03
                                                                           -----------      -----------
              Diluted                                                      $       .03      $       .03
                                                                           -----------      -----------

         Weighted average number of common shares outstanding (Note 3)
              Basic                                                          7,430,601        6,949,848
                                                                           ===========      ===========

              Diluted                                                        7,547,894        7,412,729
                                                                           ===========      ===========


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             Three Months Ended June 30,
                                                                               2003               2002
                                                                               ----               ----
         Revenues:
              Services                                                     $ 3,883,302      $ 3,621,048
              Product sales                                                     70,063           32,911
                                                                           -----------      -----------
                                                                             3,953,365        3,653,959
         Costs and Expenses (Income):

              Costs related to services                                      1,733,342        1,706,960
              Costs of products sold                                            30,290           14,446
              Selling, general and administrative expenses                   1,991,099        1,774,952
              Interest expense                                                  17,521           34,620
              Other income                                                     (55,345)        (158,263)
                                                                           -----------      -----------

         Income before Provision for Income Taxes                              236,458          281,244

         Provision for Income Taxes                                             67,000          142,000
                                                                           -----------      -----------

         NET INCOME                                                        $   169,458      $   139,244
                                                                           ===========      ===========

         Net income per share:
              Basic                                                        $       .02      $       .02
                                                                           -----------      -----------
              Diluted                                                      $       .02      $       .02
                                                                           -----------      -----------

         Weighted average number of common shares outstanding (Note 3)
              Basic                                                          7,434,462        7,424,521
                                                                           ===========      ===========
              Diluted                                                        7,570,458        7,424,521
                                                                           ===========      ===========

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                   2003               2002*
                                                                                   ----               ----
         Cash Flows From Operating Activities:

              Net income                                                       $   214,901      $   219,015

              Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
              Provision for deferred income taxes                                   20,000               --
              Depreciation and amortization                                      1,096,017          987,173
              Valuation of put warrants                                            111,333           50,000
              Accrued interest income                                                   --          (44,548)
              Decrease (increase) in:
                Accounts receivables                                               101,163         (156,045)
                Inventory                                                           10,118            2,816
                Prepaid and refundable taxes                                        56,340           64,866
                Prepaid expenses and other current assets                           45,532          (67,530)
                Other assets                                                         6,745          (43,776)
              (Decrease) in:
                Accounts payable, accrued expenses and other                      (286,282)        (242,847)
                Deferred revenue                                                   (99,086)         (12,027)
                                                                               -----------      -----------

         Net Cash Provided by Operating Activities                               1,276,781          757,097
                                                                               -----------      -----------

         Cash Flows From Investing Activities:
              Expenditures for fixed assets                                       (771,110)        (155,152)
              Purchase of LMA                                                   (1,686,720)              --
              Investments in marketable securities                               2,057,925       (2,021,939)
              Deposit on medical devices                                            25,620         (114,625)
              Repayment of notes receivable                                         46,578           70,390
              Increase in goodwill                                                 (75,034)         (58,570)
              Payment for account acquisitions, licensing
               agreement and deferred charges                                      (41,917)        (343,810)
                                                                               -----------      -----------

         Net Cash Used In Investing Activities                                    (444,658)      (2,623,706)
                                                                               -----------      -----------

         Cash Flows From Financing Activities:
              Principal payments under capital lease obligation                   (113,663)        (105,274)
              Proceeds from notes payable                                           16,049        1,787,054
              Repayment of notes payable                                          (160,286)      (1,900,500)
              Proceeds from private equity placement                                    --        2,730,000
              Payment of fees relating to private equity placement                      --         (208,061)
              Proceeds upon exercise of stock options                               21,224          127,255
                                                                               -----------      -----------

         Net Cash (Used in) Provided by Financing Activities                      (236,676)       2,430,474
                                                                               -----------      -----------


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   (Unaudited)


                                                                    Six Months Ended June 30,
                                                                     2003               2002
                                                                     ----               ----
         Net Increase in Cash                                    $  595,447          $  563,865

         Cash, Beginning of Period                                  863,417             818,696
                                                                 ----------          ----------


         Cash, End of Period                                     $1,458,864          $1,382,561
                                                                 ==========          ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                         $   40,917          $   66,207
                                                                 ==========          ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                     $   28,640          $  150,692
                                                                 ==========          ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

  Fixed assets recorded under capital lease obligations          $   75,000          $       --

  See Note 7 for assets and liabilities acquired in connection with the purchase of LMA

* Reclassified to conform with June 30, 2003 presentation.

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

2.    Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the six and three months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements, except as described in Note 3.

The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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


                                    Six Months Ended June 30,  Three Months Ended June 30,
                                     2003             2002             2003            2002
                                     ----             ----             ----            ----
Net income, as reported         $   214,901      $   219,015      $   169,458      $   139,244
Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method           (183,585)        (320,168)         (37,819)          (7,650)
                                -----------      -----------      -----------      -----------
Pro forma net income (loss)     $    31,316      $  (101,153)     $   131,639      $   131,594

Earnings (loss) per share:
  Basic - as reported           $      0.03      $      0.03      $      0.02      $      0.02
  Basic - pro forma             $      0.00      $     (0.01)     $      0.02      $      0.02
  Diluted - as reported         $      0.03      $      0.03      $      0.02      $      0.02
  Diluted - pro forma           $      0.00      $     (0.01)     $      0.02      $      0.02

The weighted average grant date fair value of options granted during the six months ended June 30, 2003 and 2002 was $103,352 and $438,768, respectively. During the three months ended June 30, 2003 and 2002 the fair value of options granted was $34,069 and 3,908, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                  Six Months Ended June 30,        Three Months Ended June 30,
                                    2003         2002                  2003           2002
                                    ----         ----                  ----           ----
Expected life (years)                 2             2                     2             2
Risk free interest rate            2.02%         3.22%                 2.02%         3.22%
Expected volatility               38.83%        36.73%                38.83%        36.73%
Expected dividend yield              --            --                    --            --

5.    Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2003 and 2002 is presented in conformity with SFAS No. 128, "Earnings Per Share".

The following table is a reconciliation of the numerators and denominators in computing earnings per share:


                                                           Income                Shares              Per-Share
Six Months Ended June 30, 2003                           (Numerator)          (Denominator)           Amounts
------------------------------                         -------------          -------------        ------------
Basic EPS - Income available to
  common stockholders                                   $ 214,901               7,430,601               $.03
                                                                                                        ====
Effect of dilutive securities -
 Options and warrants                                          --                 117,293
                                                        ---------               ---------
Diluted EPS - Income available
  to common stockholders and assumed conversions        $ 214,901               7,547,894               $.03
                                                        =========               =========               ====

Three Months Ended June 30, 2003
--------------------------------

Basic EPS -Income available to
  common stockholders                                   $ 169,458               7,434,462               $.02
                                                                                                        ====
Effect of dilutive securities -
 Options and warrants                                          --                 135,996
                                                        ---------               ---------

Diluted EPS - Income available to  common
  stockholders and assumed conversions                  $ 169,458               7,570,458               $.02
                                                        =========               =========               ====




Six Months Ended June 30, 2002
------------------------------

Basic EPS - Income available to
  common stockholders                                   $ 219,015               6,949,848               $.03
                                                                                                        ====
Effect of dilutive securities -
  Options and warrants                                         --                 462,881
                                                        ---------               ---------
Diluted EPS - Income available to common
  stockholders and assumed conversions                  $ 219,015               7,412,729               $.03
                                                        =========               =========               ====

Three Months Ended June 30, 2002
--------------------------------

Basic EPS - Income available to
 common stockholders                                    $ 139,244               7,424,521               $.02
                                                                                                        ====
Effect of dilutive securities -
 Options and warrants                                          --                      --
                                                        ---------               ---------

Diluted EPS - Income available to common
  stockholders and assumed conversions                  $ 139,244               7,424,521               $.02
                                                        =========               =========               ====


6.    Asset Held for Sale:

As of June 30, 2003 the Company reclassified from fixed assets to assets held for sale, a condominium previously used in the telephone after-hours answering service ("TAS") operation. In April 2003, the Company relocated its TAS employees from the condominium to its new facility in Long Island City, New York. The Company anticipates selling this asset, which is stated at historical cost, during 2003.

7.    Acquisition:

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. ("LMA"), a provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $78,902. A potential exists for the payment of additional purchase price consideration based on a percentage of gross revenue of the acquired business if certain thresholds concerning revenue and earnings are met. Additionally, if certain revenue thresholds are not maintained after the first three billing cycles, LMA will be required to reimburse a portion of the purchase price back to the Company. The results of operations of LMA are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

     Accounts receivable                           $        99,590
     Property and equipment                                 75,000
     Non-compete agreement                                  50,000
     Customer List                                         550,000
     Goodwill                                              930,517
     Customer deposits                                     (18,387)
                                                   ---------------

     Cash paid to acquire LMA                      $     1,686,720
                                                   ===============

Unaudited pro forma results of operations for the six and three months ended June 30, 2003 and 2002 as if LMA had been consolidated as of the beginning of the year follow. The pro forma results for the six and three months ended June 30, 2003 and 2002 which include estimates which management believes are reasonable are as follows:


                                     Six Months Ended June 30,                       Three Months Ended June 30,
                                     -------------------------                       ----------------------------
                                    2003                    2002                    2003                     2002
                                    ----                    ----                    ----                     ----
Revenue                        $   8,600,000               8,000,000           $   4,325,000               4,020,000
Net income                           270,000                 275,000                 200,000                 170,000
Net income per share
     Basic                             $ .04                   $ .04                   $ .03                   $ .02
                                       =====                   =====                   =====                   =====
     Diluted                           $ .04                   $ .04                   $ .03                   $ .02
                                       =====                   =====                   =====                   =====

The unaudited pro forma results of operations for the six and three months ended June 30, 2003 and 2002 do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company's results of operations for any future period.

8.    Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). Since January 1999, the Company has provided services to the City of New York under extensions and contracts issued periodically. The most recent contract, which expired June 30, 2003, reflects terms and conditions present in the original contract. HCSP has initiated an extension with the Company, under the present terms and conditions, for a period of up to one year. During the six months ended June 30, 2003 and 2002, the Company's revenues from this contract represented 19% and 24%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006. As of August 13, 2003, HCSP has not awarded the contract to any vendor under the submitted proposal and AMAC continues to service the City of New York under the same terms and conditions present in the original contract.

During any contract RFP process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the

Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period subject to management's ability to place these devices with other providers.

As of June 30, 2003 and December 2002, accounts receivable from the contract represented 36% and 41%, respectively, of accounts receivable and leased medical devices in service under the contract represented approximately 19% and 20%, respectively, of leased medical devices.

9.    Segment Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000 and acquired the assets of Live Message America, Inc. (LMA) on June 30, 2003.

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2003 and 2002:


                                      2003
                                      ----

                                                                  PERS             TAS             Other         Consolidated
                                                                  ----             ---             -----         ------------
Six Months Ended June 30, 2003
------------------------------
Revenue                                                      $ 6,228,777      $ 1,479,463      $   146,612       $ 7,854,852
Income (loss) before provision for income taxes                   97,232          250,118           (7,449)          339,901
Total assets                                                  12,329,900        4,176,344          311,980        16,818,224


                                                                  PERS             TAS             Other         Consolidated
                                                                  ----             ---             -----         ------------

Three Months Ended June 30, 2003
--------------------------------
Revenue                                                      $ 3,121,281      $   754,658      $    77,426       $ 3,953,365
Income (loss) before provision for income taxes                   87,132          154,028           (4,702)          236,458


                                      2002
                                      ----

                                                                  PERS             TAS             Other         Consolidated
                                                                  ----             ---             -----         ------------

Six Months Ended June 30, 2002
------------------------------
Revenue                                                      $ 5,959,456      $ 1,228,717      $    75,049       $ 7,263,222
Income before provision for income taxes                         245,613          187,142            1,260           434,015
Total assets                                                  14,417,214        2,257,044          201,700        16,875,958



                                                                  PERS             TAS             Other         Consolidated
                                                                  ----             ---             -----         ------------

Three Months Ended June 30, 2002
--------------------------------
Revenue                                                      $ 2,987,202      $   622,919      $    43,838       $ 3,653,959
Income before provision for income taxes                         170,717          108,823            1,704           281,244

10.   Commitments and Contingencies:

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations will provide additional efficiencies and facilitate the projected growth of the H-Link and Disease Management Monitoring operations. The lease term is fifteen
(15) years and commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. The Company anticipates receiving significant Relocation and Employment Assistance Program
(REAP) and other tax incentive and cost savings benefits from the City of New York in connection with the occupancy of this facility. The Company also plans to consolidate certain other facilities and is offering for sale the condominium previously occupied by HCI Acquisition Corp.

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

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. The plaintiff seeks to recover the sum of $750,000 for compensatory damages and $750,000 for punitive damages. In June 2003 the Company entered into a settlement agreement with this former employee for a nominal amount which was previously accrued.

11.   Subsequent Event

On August 12, 2003, the Company entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement has a term of three years and four and a half months and expires on December 2006. The agreement provides for an annual base salary of $300,000 per annum during the period beginning June 1, 2003 and ending December 31, 2003, with a 5% increase in each of the subsequent three fiscal years. Mr. Siegel will receive additional compensation based on the Company meeting certain criteria relating to Net Income before Provision for Income Taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF  OPERATIONS.
        ---------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock at an exercise price of $3.80 per share and exercisable until April 2007. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company has been utilizing a majority of the proceeds from this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its initiative with HHN.

In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.

On May 20, 2002, the Company entered into an agreement with a bank, pursuant to which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined in the agreement). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either
(a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at June 30, 2003 was $1,175,000. There were no amounts outstanding on the revolving credit line at June 30, 2003.

At June 30, 2003, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003.

The following table is a summary of the Company's contractual obligations as of June 30, 2003:


                             Payments Due by Period
-------------------------------------------------------------------------------------------------------------------------
Contractual  Obligations                   Total         Less than          13 years          45 years      After 5 years
                                                         1 year
-------------------------------------------------------------------------------------------------------------------------
Revolving Credit Line                   $      -0-
-------------------------------------------------------------------------------------------------------------------------
Debt                                    $ 1,228,798      $   298,400      $   930,398
-------------------------------------------------------------------------------------------------------------------------
Capital Leases                          $   276,402      $   105,016      $   171,386
-------------------------------------------------------------------------------------------------------------------------
Operating Leases                        $ 5,982,294      $   541,595      $ 1,588,758      $   663,219      $ 3,188,722
-------------------------------------------------------------------------------------------------------------------------
Put Warrant Obligation                  $   820,000      $   400,000      $   420,000
-------------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations           $ 8,307,494      $ 1,345,011      $ 3,110,542      $   663,219      $ 3,188,722
-------------------------------------------------------------------------------------------------------------------------

The Company's working capital on June 30, 2003 was $3,881,908 as compared to $4,806,218 on December 31, 2002. The Company believes that its present cash and working capital position combined with its borrowing availability under its credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2003, the Company anticipates it will make capital expenditures of approximately $1,250,000 - $1,500,000 for the enhancement of its management information systems, leasehold improvements in its Long Island City, New York premises, and the production and purchase of the PERS Buddy and additional PERS. For the six months ended June 30, 2003, approximately $775,000 was spent on capital expenditures.

Other Factors:

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. ("LMA"), a provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $78,902. A potential exists for the payment of additional purchase price consideration based on a percentage of gross revenue of the acquired business if certain thresholds concerning revenue and earnings are met. Additionally, if certain revenue thresholds are not maintained after the first three billing cycles, LMA will be required to reimburse a portion of the purchase price back to the Company. The results of operations of LMA are included in the TAS segment as of the date of acquisition.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations will provide additional efficiencies and facilitate the projected growth of the H-Link and Disease Management Monitoring operations. The lease term is fifteen
(15) years and commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes. . The Company anticipates receiving significant Relocation and Employment Assistance Program
(REAP) and other tax incentive and cost savings benefits from the City of New York in connection with the occupancy of this facility. The Company also plans to consolidate certain other facilities and is offering for sale the condominium previously occupied by HCI Acquisition Corp.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company has developed, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company is the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to the HHN Agreement to approximate $2,000,000. The cost of the licensing component will aggregate $1,000,000, the full amount of which was recorded when certain milestones under the HHN agreement were met by the Company in July 2003. The cost will be amortized over the remaining portion of the initial five year term of the HHN agreement, commencing July 2003. As of August 13, 2003, $673,540 has been paid towards the licensing component and the remaining balance of $326,460 has been accrued. Related professional fees of approximately $115,000 have been capitalized.

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). Since January 1999, the Company has provided services to the City of New York under extensions and contracts issued periodically. The most recent contract, which expired June 30, 2003, reflects terms and conditions present in the original contract. HCSP has initiated an extension with the Company, under the present terms and conditions, for a period of up to one year. During the six months ended June 30, 2003 and 2002, the Company's revenues from this contract represented 19% and 24%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006. As of August 13, 2003, HCSP has not awarded the contract to any vendor under the submitted proposal and AMAC continues to service the City of New York under the same terms and conditions present in the original contract.

During any contract RFP process, there can be no assurance that the same level of revenues will be sustained due to a variety of factors, including pricing, number of subscribers to be serviced, and the amount of time that passes before the renewal agreement is acted upon by HCSP. While the Company has reduced its dependence on revenue from HCSP, a significant amount of the Company's revenue could be lost, albeit over a protracted period, if the contract with HCSP is not maintained or is maintained at a significantly lower level of revenue. This could have a material adverse effect on operating results and cash flows. In addition, it is possible that significant adjustments to leased medical devices associated with the contract would occur. The extent and significance of the adjustments will be dependent upon the length of the transition period subject to management's ability to place these devices with other providers.

The Company's management has developed and implemented a business plan to minimize its reliance on HCSP. The Company's business plan, which has been implemented over the last 2 years, is focused on building the subscriber base outside of the New York City contract, through consumers, healthcare agencies, health maintenance organizations, retirement communities, hospitals and other governmental agencies. In addition, the Company has expanded its product offering to physician based telephone answering services, disease management monitoring and other products, which now constitute approximately 20% of the Company's gross revenue. The Company has acquired an additional physician based telephone answering service business which will further reduce its reliance on HCSP. The Company is also continuing to expand its product offerings in the disease management and monitoring area and is continuing to invest in research and development for further product and service diversification.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002:
------------------------------------------------------------------------------
The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased $299,406 for the three months ended June 30, 2003 as compared to the same period in 2002, an increase of 8%. Revenue for the three months ended June 30, 2003 increased due to several factors. Revenue from the Company's OnCall telephone answering service business increased approximately $130,000 primarily due to the execution, during the second quarter of 2002, of an agreement with an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations. The Company generated approximately $90,000 in 2003 from the rental of the Health Buddy unit, whereas for the same period in 2002, the Company only generated minimal revenue from the Health Buddy unit as the product was launched in the second quarter of 2002. The Company's sale of products, primarily the Med-Time unit, increased by approximately $40,000 as compared to the same period in 2002. The remaining increase is due to a variety of other smaller items including revenues generated from the security monitoring business.

Costs related to services increased by $26,382 for the three months ended June 30, 2003 as compared to the same period in 2002, an increase of 2%. Costs related to services, as a percentage of service revenues, for the three months ended June 30, 2003 and 2002 were 45% and 47%, respectively. The increase was primarily due to the rental of the Health Buddy unit in accordance with the Cooperative Licensing, Development, Services and Marketing Agreement with HHN, which represented approximately $50,000 of the increase. In addition, depreciation for the three months ended June 30, 2003 increased by approximately $50,000 as compared to the same period in 2002. This increase was offset by a reduction of personnel in the ERC and customer service departments, which is directly attributed to the relocation of the monitoring center and telephone answering service into one facility, and a decrease in the telephone expense generating a reduction of approximately $70,000.

Selling, general and administrative expenses increased by $216,147 for the three months ended June 30, 2003 as compared to the same period in 2002, an increase of 12%. Selling, general, and administrative expenses expressed as a percentage of total revenues for the three months ended June 30, 2003 and 2002 were 50% and 49%, respectively. The increase in selling, general and administrative expenses for the three months ended June 30, 2003 is primarily due the following items:

o    Rent Expense
     Rent expense increased by approximately $95,000 for the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to the Company occupying a new facility effective April 1, 2003. Rent expense increased by approximately $27,000 per month as a result of occupying this new facility. The Company anticipates receiving significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York which will mitigate the increase in rent expense. See Provision for Income Taxes below.

o    Legal Expense
     Legal fees increased due to a several factors, including fees incurred with regard to the City of New York Request for Proposal, fees associated with an acquisition which was not consummated and fees associated in completing the application for tax benefits associated with the new premises. These factors resulted in an increase in legal expense of approximately $60,000 as compared to the same period in 2002.

o    Put Warrant Obligation
     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 or $6, respectively, less the exercise price per share of $2. Based on a valuation of the warrants and the right of redemption of the warrantholder, the Company recorded $30,000 more expense during the three months ended June 30, 2003, as compared to the same period in 2002.

o    Depreciation Expense
     This expense increased by approximately $30,000 during the three months ended June 30, 2003 as compared to the same period in 2002, primarily due to the Company occupying its new Long Island City facility on April 1, 2003 Upon occupancy, the Company commenced depreciating the cost associated with construction of the facility.

Interest expense for the three months ended June 30, 2003 and 2002 was $17,521 and $34,620, respectively. Interest expense decreased due to reduced borrowing levels for the three months ended 2003, as compared to the same period in 2002, as well as a decrease in interest rates.

Other income for the three months ended June 30, 2003 and 2002 was $55,345 and 158,263, respectively. The decrease in other income for the three months ended June 30, 2003 was due to an insurance reimbursement of $100,000 received in the second quarter of 2002.

The Company's income before provision for income taxes for the three months ended June 30, 2003 was $236,458 as compared to $281,244 for the same period in 2002. The decrease of $44,786 for the three months ended June 30, 2003 primarily resulted from an increase in the Company's selling, general and administrative costs and a decrease in other income offset by an increase in revenues from services.

The Company's provision for income taxes for the three months ended June 30, 2003 was $67,000 as compared to $142,000 for the same period in 2002. The decrease of $75,000 for the three months ended June 30, 2003 is primarily due to the fact that the Company anticipates receiving significant REAP and other tax incentive and cost savings benefits from the City of New York. The REAP benefit is calculated based on the number of hours worked by employees relocated to this facility from other Company locations. These benefits are estimated to be approximately $180,000 for 2003.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002:
--------------------------------------------------------------------------
The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased by $591,630 for the six months ended June 30, 2003 as compared to the same period in 2002, an increase of 8%. Revenue for the six months ended June 30, 2003 increased due to several factors. Revenue from the Company's OnCall telephone answering service business increased approximately $250,000 primarily due to the execution, during the second quarter of 2002, of an agreement with an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations. The Company generated approximately $150,000 in 2003 from the rental of the Health Buddy unit, whereas for the same period in 2002, the Company only generated minimal revenue from the Health Buddy unit as the product was launched in the second quarter of 2002. The Company has also experienced continued growth in its customer base outside the contract with the City of New York (which experienced a reduction in the number of subscribers and revenue as compared to the same period in 2002) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. This growth resulted in approximately $140,000 of increase. The remaining increase is due to a variety of other smaller items including revenues generated from the security monitoring business.

Costs related to services increased by $226,853 for the six months ended June 30, 2003 as compared to the same period in 2002, an increase of 7%. Costs related to services, as a percentage of service revenues, for each of the six months ended June 30, 2003 and 2002 were 46%. The increase in costs related to services for the six months ended June 30, 2003 was due to the Company adding personnel principally during the second half of 2002 in its OnCall telephone answering service division to handle the current and future growth of that business and the Company incurring expenses related to the rental of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN. These items represented approximately $190,000 of the increase. In addition, depreciation for the six months ended June 30, 2003 increased by approximately $80,000 as compared to the same period in 2002. These increases were partially offset by a reduction of personnel in the ERC and customer service departments, which is directly attributed to the relocation of the PERS monitoring center and telephone answering service into one facility, and a decrease in the telephone expense generating a reduction of approximately $90,000.

Selling, general and administrative expenses increased by $433,030 for the six months ended June 30, 2003 as compared to the same period in 2002, an increase of 12%. Selling, general, and administrative expenses, as a percentage of total revenue, for the six months ended June 30, 2003 and 2002 were 51% and 49%, respectively. The increase in selling, general and administrative expenses for the six months ended June 30, 2003 is primarily due the following items:

o    Personnel and Related Benefits:
     As part of its plan to continue to market and manage disease management products, the Company increased the number of personnel in this area throughout 2002. This, along with other general increases in the number of personnel as well as compensation levels, increased payroll and related benefits by approximately $110,000, as compared to the same period in 2002. The Company believes the additional personnel is a necessary prerequisite to facilitate the distribution of its disease management products, and the resulting revenues are expected to be realized in later months.

o    Rent Expense
     Rent expense increased by approximately $85,000 in 2003, as compared to the same period in 2002, primarily due to the Company occupying a new facility effective April 1, 2003. Rent espense increased by approximately $27,000 per month as a result of occupying this new facility. The Company anticipates receiving significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York which will mitigate the increase in rent expense. See Provision for Income Taxes below.

o    Put Warrant Obligation
     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 or $6, respectively, less the exercise price per share of $2. Based on a valuation of the warrants and the right of redemption of the warrantholder, the Company recorded $111,000 of expense in 2003, as compared to $50,000 for the same period in 2002.

o    Insurance Expense
     Insurance expense increased by approximately $50,000 as compared to the same period in 2002, primarily due to the current insurance environment.

o    Legal Expense
     Legal fees increased due to a several factors, including fees incurred with regard to the City of New York Request for Proposal, fees associated with an acquisition which was not consummated and fees associated in completing the application for tax benefits associated with the new premises. These factors resulted in legal expense increasing during the first six months of 2003 by approximately $50,000 as compared to the same period in 2002.

Other increases in selling, general and administrative expenses, including lobbying expense, trade shows, repairs and maintenance and depreciation expense aggregating approximately $110,000 were partially offset by reductions in accounting fees and bad debt expense totaling approximately $70,000.

Interest expense decreased by $31,634 for the six months ended June 30, 2003 as compared to the same period in 2002, a decrease of 45%. Such decrease was due to reduced borrowing levels during the first six months of 2003, as compared to the same period in 2002, as well as a decrease in interest rates.

Other income decreased by $21,705 for the six months ended June 30, 2003 as compared to the same period in 2002, a decrease of 13%. The decrease in other income for the six months ended June 30, 2003 is due to an insurance reimbursement of $100,000 received in 2002, partially offset by a reimbursement of approximately $80,000 received by the Company in the first quarter of 2003 from a vendor for costs incurred in connection with the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program.

The Company's income before provision for income taxes for the six months ended June 30, 2003 was $339,901 as compared to $434,015 for the same period in 2002. The decrease of $94,114 for the six months ended June 30, 2003 primarily resulted from an increase in the Company's costs related to services and selling, general and administrative costs offset by an increase in revenues from services.

The Company's provision for income taxes for the six months ended June 30, 2003 was $125,000 as compared to $215,000 for the same period in 2002. The decrease of $90,000 for the six months ended June 30, 2003 is due to the decrease in income before provison for income taxes and due to the fact that the Company anticipates receiving significant REAP and other tax incentive and cost savings benefits from the City of New York. The REAP benefit is calculated based on the number of hours worked by employees relocated to this facility from other Company locations. These benefits are estimated to be approximately $180,000 for 2003.

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

         RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
         The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $585,000 and $540,000 as of June 30, 2003 and December 31, 2002, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase the general and administrative expenses and reduce the reported net income. Conversely, if actual credit losses are significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

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

         VALUATION OF GOODWILL
         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this new standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the transitional and annual impairment tests required by SFAS 142 and was not required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $1,967,282 at June 30, 2003 and $961,731 at December 31, 2002.

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

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES.
        ----------------------------------

Based on their evaluation as of June 30, 2003, the Company and the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) were effective.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. In June 2003 the Company entered into a settlement agreement with this former employee for a nominal amount which was previously accrued.

ITEM 5. OTHER INFORMATION.
        -----------------

         On August 12, 2003, the Company entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement has a term of three years and four and a half month and expires in December 2006. The agreement provides for an annual base salary of $300,000 per annum during the period beginning June 1, 2003 and ending December 31, 2003, with a 5% increase in each of the subsequent three fiscal years.

         Mr. Siegel will receive additional bonus compensation for any year that the Company's pre-tax income (as defined in the employment agreement) exceeds $1,000,000 as follows: an amount equal to 5% of the Company's pre-tax income between $1,000,000 and $2,000,000, 6% of the Company's pre-tax income between $2,000,000 and $3,000,000, 7% of the Company's pre-tax income between $3,000,000 and $4,000,000, 8% of the Company's pre-tax income between $4,000,000 and $5,000,000, 9% of the Company's pre-tax income between $5,000,000 and $6,000,000, and 10% of the Company's pre-tax income in excess of $6,000,000.

         In the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period. In such event, Mr. Siegel shall be entitled to receive his base salary for a period of one year from the date of his disability.

         In the event of his death during the term of the employment agreement, Mr. Siegel's estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

         In addition, in the event there is a change in control and Mr. Siegel terminates his employment with the Company within 180 days following such change in control, Mr. Siegel will be entitled to his base salary, the additional bonus compensation described above (to the extent payable), any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K.
         -------------------------------
(a) Exhibits:

No.               Description
---               -----------

10.1 Employment Agreement dated August 12, 2003, between the Company and Howard M. Siegel.

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


(b) Reports on Form 8-K:

On May 16, 2003, the Company filed a Current Report on Form 8-K relating to Item 12, Results of Operations and Financial Conditions, reporting the issuance of a press release announcing the Company's results for the quarter ended March 31, 2003.

On July 3, 2003, the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, reporting the issuance of a press release announcing the Company's purchase of the operational assets of Live Message America, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN MEDICAL ALERT CORP.


Dated:  August 14, 2003                 By: /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           President and Chief Executive Officer


                                        By: /s/ Richard Rallo
                                           -------------------------------------
                                           Richard Rallo
                                           Controller (chief financial officer)