Form 10QSB
period 2003-09-30
AMERICAN MEDICAL ALERT CORP
filed 2003-11-14
CIK 700721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,499,227 shares of $.01 par value common stock as of November 7, 2003.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES



                        INDEX                                               PAGE

Part  I  Financial Information

            Report of Independent Accountants                                  1

            Condensed Consolidated Balance Sheets for September 30,
            2003 and December 31, 2002.                                        2

            Condensed Consolidated Statements of Income for the
            Nine Months Ended September 30, 2003 and 2002                      4

            Condensed Consolidated Statements of Income for the
            Three Months Ended September 30, 2003 and 2002                     5

            Condensed Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 2003 and 2002                  6

            Notes to Condensed Consolidated Financial Statements               8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     15

Part II  Other Information                                                    26

Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of September 30, 2003 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2003 and 2002, and cash flows for the nine-months ended September 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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

November 7, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             September 30,
                                                                                 2003
                                                                              (Unaudited)       Dec. 31, 2002
                                                                              -----------        -----------
CURRENT ASSETS:
     Cash                                                                     $ 1,407,710        $   863,417
     Marketable securities                                                             --          2,057,925
     Accounts receivable
     (net of allowance for doubtful accounts of $601,500 and $540,000)          3,120,850          2,984,857
     Notes and other receivables                                                   21,804             75,792
     Inventory                                                                    320,347            373,423
     Prepaid and refundable taxes                                                 191,713            271,572
     Prepaid expenses and other current assets                                    266,332            239,168
     Deferred income taxes                                                        319,000            292,000
     Asset held for sale                                                          352,500                 --
                                                                              -----------        -----------

     Total Current Assets                                                       6,000,256          7,158,154
                                                                              -----------        -----------

FIXED ASSETS:

     (Net of accumulated depreciation and amortization)                         6,770,517          7,221,088
                                                                              -----------        -----------

OTHER ASSETS:

     Long-term portion of notes receivable                                        126,937            143,391
     Intangible assets (net of accumulated amortization of
     $802,503 and $599,304)                                                     2,012,653          1,123,870
     Goodwill (net of accumulated amortization of $58,868)                      1,970,320            961,731
     Other assets                                                                 148,651            218,413
     Deferred income taxes                                                        186,000            154,000
                                                                              -----------        -----------
                                                                                4,444,561          2,601,405
                                                                              -----------        -----------
TOTAL ASSETS                                                                  $17,215,334        $16,980,647
                                                                              ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                         $   298,312        $   293,529
     Accounts payable                                                             314,661            681,927
     Accrued expenses                                                           1,082,053            816,569
     Current portion of capital lease obligations                                  88,341            158,617
     Current portion of put warrant obligation                                    377,750            251,000
     Deferred revenue                                                              59,815            150,294
                                                                              -----------        -----------
     Total Current Liabilities                                                  2,220,932          2,351,936

DEFERRED INCOME TAX LIABILITY                                                          676,000              597,000
LONG-TERM PORTION OF NOTES PAYABLE                                                     849,897            1,079,506
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                         142,728              156,448
LONG-TERM PORTION OF PUT WARRANT OBLIGATION                                            244,916              181,000
ACCRUED RENTAL OBLIGATION AND OTHER                                                     89,860               55,500
                                                                                  ------------         ------------
     TOTAL LIABILITIES                                                               4,224,333            4,421,390
                                                                                  ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY                                                                        --                   --
     Preferred stock, $.01 par value - authorized, 1,000,000 shares;
     none issued and  outstanding
     Common  stock,  $.01 par  value - authorized  20,000,000 shares;
     issued 7,498,145 and 7,470,649 shares in 2003 and 2002, respectively               74,982               74,706
     Additional paid-in capital                                                      9,058,210            8,999,172
     Retained earnings                                                               3,963,841            3,591,411
                                                                                  ------------         ------------
                                                                                    13,097,033           12,665,289
     Less treasury stock, at cost (43,910 shares)                                     (106,032)            (106,032)
                                                                                  ------------         ------------
     Total Shareholders' Equity                                                     12,991,001           12,559,257
                                                                                  ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 17,215,334         $ 16,980,647
                                                                                  ============         ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          Nine Months Ended September 30,
                                                                           2003                    2002
                                                                       ------------           ------------
Revenues:
     Services                                                          $ 11,896,156           $ 10,780,348
     Product sales                                                          270,044                234,521
                                                                       ------------           ------------
                                                                         12,166,200             11,014,869
Costs and Expenses (Income):
     Costs related to services                                            5,367,579              5,052,523
     Costs of products sold                                                 138,366                129,429
     Selling, general and administrative expenses                         6,200,899              5,492,509
     Interest expense                                                        64,746                 96,386
     Other income                                                          (147,820)              (333,116)
                                                                       ------------           ------------

Income before Provision for Income Taxes                                    542,430                577,138

Provision for Income Taxes                                                  170,000                274,000
                                                                       ------------           ------------

NET INCOME                                                             $    372,430           $    303,138
                                                                       ============           ============

Net income per share:
     Basic                                                             $        .05           $        .04
                                                                       ------------           ------------
     Diluted                                                           $        .05           $        .04
                                                                       ------------           ------------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                7,436,685              7,108,812
                                                                       ============           ============

     Diluted                                                              7,621,842              7,562,729
                                                                       ============           ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                Three Months Ended September 30,
                                                                                2003                      2002
                                                                            -----------               -----------
Revenues:
     Services                                                               $ 4,233,025               $ 3,637,613
     Product sales                                                               78,323                   114,034
                                                                            -----------               -----------
                                                                              4,311,348                 3,751,647
Costs and Expenses (Income):

     Costs related to services                                                1,821,873                 1,733,670
     Costs of products sold                                                      39,331                    66,184
     Selling, general and administrative expenses                             2,219,663                 1,944,303
     Interest expense                                                            25,923                    25,929
     Other expense (income)                                                       2,029                  (161,562)
                                                                            -----------               -----------

Income before Provision for Income Taxes                                        202,529                   143,123

Provision for Income Taxes                                                       45,000                    59,000
                                                                            -----------               -----------

NET INCOME                                                                  $   157,529               $    84,123
                                                                            ===========               ===========

Net income per share:
     Basic                                                                  $       .02               $       .01
                                                                            -----------               -----------
     Diluted                                                                $       .02               $       .01
                                                                            -----------               -----------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                    7,448,854                 7,426,739
                                                                            ===========               ===========

     Diluted                                                                  7,769,737                 7,796,499
                                                                            ===========               ===========


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                     2003               2002
                                                                 -----------         -----------
Cash Flows From Operating Activities:

     Net income                                                  $   372,430         $   303,138

     Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for deferred income taxes                              20,000                  --
     Depreciation and amortization                                 1,780,545           1,504,512
     Valuation of put warrants                                       190,666              90,000
     Accrued interest income                                              --             (46,827)
     Decrease (increase) in:
       Accounts receivables                                            1,544            (159,513)
       Inventory                                                      53,076              (5,078)
       Prepaid and refundable taxes                                   79,859              21,547
       Prepaid expenses and other current assets                     (27,164)           (141,320)
       Other assets                                                   17,779             (51,044)
     (Decrease) in:
       Accounts payable, accrued expenses and other                  (85,809)           (380,340)
       Deferred revenue                                              (90,479)            (51,341)
                                                                 -----------         -----------

Net Cash Provided by Operating Activities                          2,312,447           1,083,734
                                                                 -----------         -----------

Cash Flows From Investing Activities:

     Expenditures for fixed assets                                (1,242,613)           (571,838)
     Purchase of LMA                                              (1,686,720)                 --
     Investments in marketable securities                          2,057,925          (2,041,929)
     Deposit on medical devices                                       40,320              20,355
     Repayment of notes receivable                                    70,442             196,895
     Increase in goodwill                                           (116,019)                 --
     Payment for account acquisitions, licensing
       agreement and deferred charges                               (566,982)           (440,803)
                                                                 -----------         -----------

Net Cash Used In Investing Activities                             (1,443,647)         (2,837,320)
                                                                 -----------         -----------

Cash Flows From Financing Activities:

     Principal payments under capital lease obligation              (158,995)           (157,654)
     Proceeds from notes payable                                      16,049           1,787,054
     Repayment of notes payable                                     (240,875)         (2,266,121)
     Proceeds from private equity placement                               --           2,730,000
     Payment of fees relating to private equity placement                 --            (208,061)
     Proceeds upon exercise of stock options                          59,314             129,284
                                                                 -----------         -----------

Net Cash (Used in) Provided by Financing Activities                 (324,507)          2,014,502
                                                                 -----------         -----------

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                                 2003             2002
                                                              ----------        ----------
         Net Increase in Cash                                 $  544,293        $  260,916

         Cash, Beginning of Period                               863,417           818,696
                                                              ----------        ----------

         Cash, End of Period                                  $1,407,710        $1,079,612
                                                              ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                      $   64,746        $   90,980
                                                              ==========        ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                  $   66,065        $  253,410
                                                              ==========        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

 Fixed assets recorded under capital lease obligations        $   75,000        $       --


See Note 7 for assets and liabilities acquired in connection with the purchase of LMA.


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

2.    Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the nine and three months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2002 financial statements, except as described in Note 3.

The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

                                   Nine Months Ended September 30,           Three Months Ended  September 30,
                                       2003                2002                    2003              2002
                                   -----------         -----------             -----------        ----------
Net income, as reported            $   372,430         $   303,138             $   157,529        $   84,123
Deduct: Total stock-based
employee compensation
  expense determined under
  fair value based method             (183,585)           (414,101)                     --           (97,683)
                                   -----------         -----------             -----------        ----------

Pro forma net income (loss)        $   188,845         $  (110,963)            $   157,529        $  (13,560)

Earnings (loss) per share:
  Basic - as reported              $      0.05         $      0.04             $      0.02        $     0.01

  Basic - pro forma                $      0.03         $     (0.02)            $      0.02        $     0.00

  Diluted - as reported            $      0.05         $      0.04             $      0.02        $     0.01

  Diluted - pro forma              $      0.02         $     (0.01)            $      0.02        $     0.00

The weighted average grant date fair value of options granted during the nine months ended September 30, 2003 and 2002 was $103,352 and $532,701, respectively. During the three months ended September 30, 2003 and 2002 the fair value of options granted was $-0- and $3,653, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                         Nine Months Ended September 30,        Three Months Ended September 30,
                                           2003                2002                2003                2002
                                           ----                ----                ----                ----
Expected life (years)                     2                    2                    --                  2

Risk free interest rate                   2.02%                2.95%                --                  2.04%

Expected volatility                      38.83%               37.32%                --                 39.34%
Expected dividend yield                    --                   --                  --                   --

5.    Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2003 and 2002 is presented in conformity with SFAS No. 128, "Earnings Per Share".

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

                                                             Income                  Shares                        Per-Share
Nine Months Ended September 30, 2003                       (Numerator)            (Denominator)                     Amounts
------------------------------------                     -------------            -------------                  ------------
Basic EPS - Income available to
  common stockholders                                        $ 372,430                    7,436,685                    $.05
                                                                                                                       ====
Effect of dilutive securities -
 Options and warrants                                               --                      185,157
                                                             ---------                    ---------
Diluted EPS - Income available
to common stockholders and
 assumed conversions                                         $ 372,430                    7,621,842                    $.05
                                                             =========                    =========                    ====

Three Months Ended September 30, 2003
-------------------------------------

Basic EPS -Income available to
 common stockholders                                         $ 157,529                    7,448,854                    $.02
                                                                                                                       ====
Effect of dilutive securities -
 Options and warrants                                               --                      320,883
                                                             ---------                    ---------

Diluted EPS - Income available to  common
stockholders and assumed conversions                         $ 157,529                    7,769,737                    $.02
                                                             =========                    =========                    ====

Nine Months Ended September 30, 2002
------------------------------------

Basic EPS - Income available to
 common stockholders                                         $ 303,138                    7,108,812                    $.04
                                                                                                                       ====
Effect of dilutive securities -
 Options and warrants                                               --                      453,917
                                                             ---------                    ---------

Diluted EPS - Income available to common
stockholders and assumed conversions                         $ 303,138                    7,562,729                    $.04
                                                             =========                    =========                    ====

Three Months Ended September 30, 2002
-------------------------------------

Basic EPS - Income available to
 common stockholders                                         $  84,123                    7,426,739                    $.01
                                                                                                                       ====
Effect of dilutive securities -
 Options and warrants                                               --                      369,760
                                                             ---------                    ---------

Diluted EPS - Income available to common
stockholders and assumed conversions                         $  84,123                    7,796,499                    $.01
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

     Accounts receivable                        $       137,537
     Property and equipment                              75,000
     Non-compete agreement                               50,000
     Customer List                                      550,000
     Goodwill                                           892,570
     Customer deposits                                  (18,387)
                                                ---------------

     Cash paid to acquire LMA                   $     1,686,720
                                                ===============

Unaudited pro forma results of operations for the nine months ended September 30, 2003 and 2002 and for the three months ended September 30, 2002 as if LMA had been consolidated as of the beginning of the year, include estimates which management believes are reasonable, are as follows:

                               Nine Months Ended September 30,           Three Months Ended September 30,
                            ------------------------------------        ----------------------------------
                                 2003                  2002                 2003                  2002
                            --------------        --------------        -------------        -------------
Revenue                     $   12,910,000        $   12,120,000        $   4,310,000        $   4,120,000
Net income                         427,000               393,000              158,000              117,000
Net income per share
     Basic                  $          .06        $          .06        $         .02        $         .02
                            ==============        ==============        =============        =============
     Diluted                $          .06        $          .05        $         .02        $         .02
                            ==============        ==============        =============        =============

The unaudited pro forma results of operations for the nine and three months ended September 30, 2003 and 2002 do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company's results of operations for any future period.

8.    Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). Since January 1999, the Company has provided services to the City of New York under extensions and contracts issued periodically. The most recent one-year contract extension, which reflects terms and conditions present in the original contract will remain in effect until June 30, 2004 unless an earlier determination is made in the RFP process described below. During the nine months ended September 30, 2003 and 2002, the Company's revenues from this contract represented 18% and 24%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006. As of November 7, 2003, HCSP has not awarded the contract to any vendor under the submitted proposal and AMAC continues to service the City of New York under the same terms and conditions present in the original contract.

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

As of September 30, 2003 and December 2002, accounts receivable from the contract represented 31% and 41%, respectively, of accounts receivable and leased medical devices in service under the contract represented approximately 19% and 20%, respectively, of leased medical devices.

9.    Segment Reporting:

The Company has two reportable segments, Personal Emergency Response Systems ("PERS") and Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000 and acquired the assets of Live Message America, Inc. (LMA) on June 30, 2003.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2003 and 2002:


                                                               2003
                                                               ----

                                                            PERS                 TAS                Other            Consolidated
                                                        -----------         ------------        ------------         ------------
Nine Months Ended September 30, 2003
------------------------------------
Revenue                                                $  9,346,212         $  2,591,355        $    228,633         $ 12,166,200
Income before provision for income taxes                     95,512              446,685                 233              542,430
Total assets                                             12,461,954            4,444,210             309,170           17,215,334


                                                            PERS                 TAS                Other            Consolidated
                                                        -----------         ------------        ------------         ------------
Three Months Ended September 30, 2003
-------------------------------------

Revenue                                                $  3,117,435         $  1,111,892        $     82,021         $  4,311,348
Income (loss) before provision for income taxes              (1,719)             196,567               7,681              202,529

                                                               2002
                                                               ----

                                                            PERS                 TAS                Other            Consolidated
                                                        -----------         ------------        ------------         ------------
Nine Months Ended September 30, 2002
------------------------------------

Revenue                                                $  8,988,425         $  1,904,124        $    122,320         $ 11,014,869
Income (loss) before provision for income taxes             286,759              295,352              (4,973)             577,138
Total assets                                             13,847,601            2,288,150             224,724           16,360,475


                                                            PERS                 TAS                Other            Consolidated
                                                        -----------         ------------        ------------         ------------
Three Months Ended September 30, 2002
-------------------------------------

Revenue                                                $  3,028,969         $    675,407        $     47,271         $  3,751,647
Income (loss) before provision for income taxes              41,146              108,210              (6,233)             143,123


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

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

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

11.   Employment Agreement

On August 12, 2003, the Company entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement has a term of three years four and a half months and expires on December 2006. The agreement provides for an annual base salary of $300,000 per annum during the period beginning June 1, 2003 and ending December 31, 2003, with a 5% increase in each of the subsequent three fiscal years. Mr. Siegel will receive additional compensation based on the Company meeting certain criteria relating to Net Income before Provision for Income Taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF  OPERATIONS.
          -----------------------

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

On May 20, 2002, the Company entered into an agreement with a bank, pursuant to which it received a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined in the agreement). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either
(a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at September 30, 2003 was $1,100,000. There were no amounts outstanding on the revolving credit line at September 30, 2003.

At September 30, 2003, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003.

The following table is a summary of the Company's contractual obligations as of September 30, 2003:

                                                                   Payments Due by Period
-------------------------------------------------------------------------------------------------------------------------
Contractual  Obligations                   Total         Less than          1-3 years        4-5 years      After 5 years
                                                         1 year
-------------------------------------------------------------------------------------------------------------------------
Revolving Credit Line                   $      -0-
-------------------------------------------------------------------------------------------------------------------------
Debt                                    $ 1,148,209      $   298,312      $   849,897
-------------------------------------------------------------------------------------------------------------------------
Capital Leases                          $   231,069      $    88,341      $   142,728
-------------------------------------------------------------------------------------------------------------------------
Operating Leases                        $ 5,845,476      $   532,522      $ 1,579,697      $   624,985      $ 3,108,272
-------------------------------------------------------------------------------------------------------------------------
Put Warrant Obligation                  $   820,000      $   400,000      $   420,000
-------------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations           $ 8,044,754      $ 1,319,175      $ 2,992,322      $   624,985      $ 3,108,272
-------------------------------------------------------------------------------------------------------------------------

The Company's working capital on September 30, 2003 was $3,779,324 as compared to $4,806,218 on December 31, 2002. The Company believes that its present cash and working capital position combined with its borrowing availability under its credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2003, the Company anticipates it will make capital expenditures of approximately $1,500,000 - $1,750,000 for the enhancement of its management information systems, leasehold improvements in its Long Island City, New York premises, and the production and purchase of the PERS Buddy and additional PERS. For the nine months ended September 30, 2003, approximately $1,250,000 was spent on capital expenditures.

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

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company has developed, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company is the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The Company anticipates the costs associated with the licensing, research and development and marketing with respect to the HHN Agreement to approximate $2,000,000. The cost of the licensing component will aggregate $1,000,000, the full amount which was recorded when certain milestones under the HHN agreement were met by the Company in July 2003. The cost is being amortized over the remaining portion of the initial five year term of the HHN agreement. As of November 7, 2003, $689,310 has been paid towards the licensing component and the remaining balance of $310,690 has been accrued. Related professional fees of approximately $115,000 have been capitalized.

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). Since January 1999, the Company has provided services to the City of New York under extensions and contracts issued periodically. The most recent one-year contract extension, which reflects terms and conditions present in the original contract will remain in effect until June 30, 2004 unless an earlier determination is made in the RFP process described below. During the nine months ended September 30, 2003 and 2002, the Company's revenues from this contract represented 18% and 24%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period July 1, 2003 through June 30, 2006. As of November 7, 2003, HCSP has not awarded the contract to any vendor under the submitted proposal and AMAC continues to service the City of New York under the same terms and conditions present in the original contract.

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

The Company's management has developed and implemented a business plan to minimize its reliance on HCSP. The Company's business plan, which has been implemented over the last two years, is focused on building the subscriber base outside of the New York City contract, through consumers, healthcare agencies, health maintenance organizations, retirement communities, hospitals and other governmental agencies. In addition, the Company has expanded its product offering to physician based telephone answering services, disease management monitoring and other products, which now constitute approximately 23% of the Company's gross revenue. The Company has acquired an additional physician based telephone answering service business which will further reduce its reliance on HCSP. The Company is also continuing to expand its product offerings in the disease management and monitoring area and is continuing to invest in research and development for further product and service diversification.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2002:
-------------------

The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased $559,701 for the three months ended September 30, 2003 as compared to the same period in 2002, an increase of 15%. Revenue increased due to two primary factors. On June 30, 2003 the Company acquired substantially all of the assets of LMA, a telephone answering service, which generated approximately $350,000. The Company realized approximately $100,000 from the rental of the Health Buddy unit, whereas for the same period in 2002, the Company only generated minimal revenue from the Health Buddy unit as the product was launched in the second quarter of 2002. The balance of the increase is due to a variety of other items including revenues generated from the existing OnCall telephone answering service and security monitoring business.

Costs related to services increased by $88,203 for the three months ended September 30, 2003 as compared to the same period in 2002, an increase of 5%. Costs related to services, as a percentage of service revenues, for the three months ended September 30, 2003 and 2002 were 43% and 48%, respectively. Although costs related to services has increased, the Company has effectively managed these costs thereby achieving a reduction in costs as a percentage of revenue which has resulted in a higher gross profit percentage. An increase of approximately $145,000 was primarily due to additional personnel costs resulting from the acquisition of LMA on June 30, 2003. This increase was offset by a reduction of personnel in the customer service and telephone answering service departments, which is directly attributable to the relocation of the monitoring center and telephone answering service into one facility, generating a reduction of approximately $70,000.

Selling, general and administrative expenses increased by $275,360 for the three months ended September 30, 2003 as compared to the same period in 2002, an increase of 14%. Selling, general, and administrative expenses expressed as a percentage of total revenues for the three months ended September 30, 2003 and 2002 was 52%. The increase in selling, general and administrative expenses for the three months ended September 30, 2003 is primarily due the following items:

o    Rent Expense
     Rent expense increased by approximately $100,000 for the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to the Company occupying a new facility effective April 1, 2003. The Company anticipates receiving significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York which will mitigate the increase in rent expense. See Provision for Income Taxes below.

o    Amortization Expense
     Amortization primarily increased due to the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN. This resulted in a $75,000 expense for the three months ended September 30, 2003. Additionally, with the acquisition of LMA, the Company recorded certain intangible assets which are being amortized that resulted in a $30,000 expense.

o    Put Warrant Obligation
     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 or $6, respectively, less the exercise price per share of $2. Based on a valuation of the warrants and the right of redemption of the warrantholder, the Company recorded $40,000 more expense during the three months ended September 30, 2003, as compared to the same period in 2002.

o    Expenses - LMA
     In connection with the acquisition of LMA, the Company has incurred certain
     selling  and   administrative   costs.  This  resulted  in  an  expense  of
     approximately $153,000 for the three months ended September 30, 2003.

These increases were partially offset by a reduction in research & development and consulting costs for the three months ended September 30, 2003 which aggregated approximately $100,000.

Interest expense for the three months ended September 30, 2003 and 2002 was $25,923 and $25,929, respectively. The Company continued to reduce its bank borrowing levels for the three months ended 2003, as compared to the same period in 2002, however, the corresponding savings in interest on these borrowings were offset by increased interest relating to a new capital lease and financing of certain insurance costs for 2003.

Other income (expense) for the three months ended September 30, 2003 and 2002 was $(2,029) and $161,562, respectively. The decrease of $163,591 in other income was primarily due to the Company being reimbursed by a vendor during 2002 for costs incurred in connection with the replacement of activators of approximately $127,000. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program. Additionally, the Company realized interest income in 2002 of approximately $23,000 on funds placed in short-term marketable securities. These funds were used towards the acquisition in LMA on June 30, 2003.

The Company's income before provision for income taxes for the three months ended September 30, 2003 was $202,529 as compared to $143,123 for the same period in 2002. The increase of $59,406 for the three months ended September 30, 2003 primarily resulted from an increase in revenues from services and gross profit offset by an increase in selling, general and administrative costs and a decrease in other income.

The Company's provision for income taxes for the three months ended September 30, 2003 was $45,000 as compared to $59,000 for the same period in 2002. The decrease of $14,000 for the three months ended September 30, 2003 is primarily due to the fact that the Company anticipates receiving significant REAP and other tax incentive and cost savings benefits from the City of New York. The REAP benefit is calculated based on the number of hours worked by employees relocated to this facility from other Company locations. These benefits are estimated to be approximately $180,000 for 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 2002:
-------------------

The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased by $1,151,331 for the nine months ended September 30, 2003 as compared to the same period in 2002, an increase of 10%. Revenue increased due to several factors. On June 30, 2003 the Company acquired substantially all of the assets of LMA, a telephone answering service, which generated approximately $350,000. Revenue from the Company's existing OnCall telephone answering service business increased approximately $300,000 primarily due to revenue realized from an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations. The Company generated approximately $240,000 in 2003 from the rental of the Health Buddy unit, whereas for the same period in 2002, the Company only generated minimal revenue from the Health Buddy unit as the product was launched in the second quarter of 2002. The Company has also experienced continued growth in its customer base outside the contract with the City of New York (which experienced a reduction in the number of subscribers and revenue as compared to the same period in 2002) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. This growth resulted in a net increase of approximately $150,000. The remaining increase is due to a variety of other smaller items including revenues generated from the security monitoring business.

Costs related to services increased by $315,056 for the nine months ended September 30, 2003 as compared to the same period in 2002, an increase of 6%. Costs related to services, as a percentage of service revenues, for each of the nine months ended September 30, 2003 and 2002 was 45% and 47%, respectively. The increase was due to a variety of factors. An increase of approximately $145,000 was primarily due to additional personnel costs resulting from the acquisition of LMA on June 30, 2003. Additionally, the increase is due to the Company adding personnel in its existing OnCall telephone answering service division to handle the current and future growth of that business which has resulted in approximately $150,000 of additional expense as compared to the same period in 2002. The Company incurred expenses related to the rental of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN, which represented approximately $130,000 of the increase. In addition, depreciation for the nine months ended September 30, 2003 increased by approximately $100,000 as compared to the same period in 2002. These increases were partially offset by a reduction of personnel in the ERC and customer service departments, which is directly attributed to the relocation of the PERS monitoring center and telephone answering service into one facility, generating a reduction of approximately $70,000. This increase was also offset by a reduction in compensation to installers, which is directly related to the replacement of activators in 2002, resulting in a reduction of approximately $70,000. Telephone expense decreased by approximately $40,000 as compared to the same period in 2002.

Selling, general and administrative expenses increased by $708,390 for the nine months ended September 30, 2003 as compared to the same period in 2002, an increase of 13%. Selling, general, and administrative expenses, as a percentage of total revenue, for the nine months ended September 30, 2003 and 2002 were 51% and 50%, respectively. The increase in selling, general and administrative expenses for the nine months ended September 30, 2003 is primarily due the following items:

o    Personnel and Related Benefits:
     As part of its plan to continue to grow its business, the Company increased the number of personnel throughout 2002. This, along with general increases in compensation levels, increased payroll and related benefits by approximately $95,000, as compared to the same period in 2002. The Company believes the additional personnel is a necessary prerequisite to facilitate the Company's growth, and the resulting revenues are expected to be realized in later months. Additionally, with the acquisition of LMA, the Company incurred approximately $70,000 of expense towards administrative personnel costs.

o    Rent Expense
     Rent expense increased by approximately $180,000 in 2003, as compared to the same period in 2002, primarily due to the Company occupying a new facility effective April 1, 2003. The Company anticipates receiving significant Relocation and Employment Assistance Program (REAP) and other tax incentive and cost savings benefits from the City of New York which will mitigate the increase in rent expense. See Provision for Income Taxes below.

o    Put Warrant Obligation
     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 or $6, respectively, less the exercise price per share of $2. Based on a valuation of the warrants and the right of redemption of the warrantholder, the Company recorded $190,000 of expense in 2003, as compared to $90,000 for the same period in 2002.

o    Insurance Expense
     Insurance expense increased by approximately $75,000 as compared to the same period in 2002, primarily due to the current insurance environment.

o    Legal Expense
     Legal fees increased due to a several factors, including fees incurred with regard to the City of New York Request for Proposal, fees associated with an acquisition which was not consummated and fees associated in completing the application for tax benefits associated with the new premises. These factors resulted in legal expense increasing during the first nine months of 2003 by approximately $75,000 as compared to the same period in 2002.

o    Amortization Expense
     Amortization primarily increased due to the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN in 2003, whereby resulting in a $75,000 expense for 2003. Additionally, with the acquisition of LMA on June 30, 2003, the Company recorded certain intangible assets which are being amortized that resulted in a $30,000 expense.

Other increases in selling, general and administrative expenses, including lobbying expense, trade shows, travel and entertainment and depreciation aggregating approximately $150,000 were offset by reductions in research and development, consulting and bad debt expense totaling approximately $175,000.

Interest expense decreased by $31,640 for the nine months ended September 30, 2003 as compared to the same period in 2002, a decrease of 33%. Such decrease was due to reduced borrowing levels during the first nine months of 2003, as compared to the same period in 2002, as well as a decrease in interest rates.

Other income for the nine months ended September 30, 2003 and 2002 was $147,820 and 333,116, respectively. Other income decreased by $185,296 for the nine months ended September 30, 2003 as compared to the same period in 2002, a decrease of 56%. The decrease in other income is due to an insurance reimbursement of $100,000 received in 2002. Additionally, the Company was reimbursed from a vendor for costs incurred in connection with the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program. The Company recorded additional income relating to this item in 2002, as compared to the same period in 2003, in the amount of approximately $57,000. The Company also recorded approximately $47,000 of income associated with an officer's loan in 2002, as compared to approximately $6,000 in 2003.

The Company's income before provision for income taxes for the nine months ended September 30, 2003 was $542,430 as compared to $577,138 for the same period in 2002. The decrease of $34,708 for the nine months ended September 30, 2003 primarily resulted from an increase in the Company's selling, general and administrative costs and decrease in other income offset by an increase in revenues from services and gross profit.

The Company's provision for income taxes for the nine months ended September 30, 2003 was $170,000 as compared to $274,000 for the same period in 2002. The decrease of $104,000 for the nine months ended September 30, 2003 is due to the fact that the Company anticipates receiving significant REAP and other tax incentive and cost savings benefits from the City of New York. The REAP benefit is calculated based on the number of hours worked by employees relocated to this facility from other Company locations. These benefits are estimated to be approximately $180,000 for 2003.

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

         RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
         The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $601,500 and $540,000 as of September 30, 2003 and December 31, 2002, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase the general and administrative expenses and reduce the reported net income. Conversely, if actual credit losses are significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

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

         VALUATION OF GOODWILL
         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this new standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the transitional and annual impairment tests required by SFAS 142 and was not required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $1,970,320 at September 30, 2003 and $961,731 at December 31, 2002.

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

ITEM 3.   DISCLOSURE CONTROLS AND PROCEDURES.
          -----------------------------------

Based on their evaluation as of September 30, 2003, the Company and the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

On March 2, 2001 American Medical Alert Corp. was served with a Summons and Complaint by a former employee seeking to recover damages for discrimination and harassment in connection with her employment and the associated termination thereof. In June 2003 the Company entered into a settlement agreement with this former employee for a nominal amount which was previously accrued.

ITEM 5.   OTHER INFORMATION.

On November 5, 2003, the Board of Directors of the Company adopted an amendment to the Company's bylaws, pursuant to which certain provisions relating to director nominations and shareholder proposals were added to the bylaws. In general, the new bylaw provisions will require shareholders to submit director nominations and shareholder proposals to the Company no more than 150 days and no less than 120 days prior to the date on which the previous year's proxy was mailed to the shareholders. A copy of the amendment to the bylaws of the Company as filed herewith as Exhibit 3.1 to this Quarterly Report.

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K.

(a) Exhibits:

No.       Description
---       -----------

3.1       Bylaw Amendment adopted November 5, 2003.

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


(b) Reports on Form 8-K:

On August 14, 2003,  the Company filed a Current  Report on Form 8-K relating to
Item 12, Results of Operations and Financial Conditions, reporting the issuance of a press release announcing the Company's results for the quarter ended June 30, 2003.

On August 25, 2003,  the Company filed a Current  Report on Form 8-K relating to
Item 9, Regulation FD Disclosure, reporting the issuance of a press release announcing the Company's guidance for 2003

On November 13, 2003, the Company filed a Current Report on Form 8-K relating to
Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, reporting the issuance of a press release announcing the results for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN MEDICAL ALERT CORP.


Dated:  November 14, 2003               By: /s/ Howard M. Siegel
                                           -------------------------------------
                                           Howard M. Siegel
                                           President and Chief Executive Officer


                                        By: /s/ Richard Rallo
                                           -------------------------------------
                                           Richard Rallo
                                           Controller (chief financial officer)