Form 10KSB
period 2003-12-31
AMERICAN MEDICAL ALERT CORP
filed 2004-03-30
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.

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

         The issuer's revenues for its most recent fiscal year:  $16,568,352.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 2004, was $21,901,721 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

         Aggregate number of shares of Common Stock outstanding as of March 19, 2004: 7,750,553

PART I

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans and product liability risks. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

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

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

A.       General
         -------

American Medical Alert Corp. ("AMAC" or the "Company"), a corporation incorporated under the laws of the State of New York in 1981, is a healthcare communications company. As used herein, the term "AMAC" or "Company" means, unless the context requires otherwise, the Company and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., and Safe Com, Inc.

AMAC has four operating divisions: Personal Emergency Response System ("PERS"), H-LINK(R) OnCall Telephone Answering Service ("TAS"), Teleheath Disease Management Monitoring and Business-Safety Monitoring Products. AMAC's corporate goal is to leverage its core monitoring competency to identify and implement complementary business concepts designed to enhance and diversify the Company's revenue stream and earning capacity. The Company's financial model is the generation of monthly recurring revenues (MRR). For the year ended December 31, 2003, approximately 98% of the Company's revenue was generated from MRR.

B.   Products and Services
     ---------------------

1.   Personal Emergency Response Systems and Medication Compliance
     -------------------------------------------------------------

VOICECARE(R), the Company's flagship PERS product, enables medically at-risk, elderly, infirm and disabled persons to remain independent, enjoy the comforts of living at home, and, at the same time, reduce costly hours of safety supervision that would otherwise be necessary while giving family members and caregivers peace of mind. VOICECARE(R) Systems are designed to permit client requested two-way (talk/listen) voice communication between an individual and Company monitoring personnel. Through the use of the Company's VOICECARE(R) System, individuals are able to signal for help at the touch of a button when in need of assistance and engage in two-way voice communication to identify the appropriate level of intervention required. VOICECARE(R) Systems are available in tabletop or wall mounted configurations. The tabletop systems are primarily installed in client residences pursuant to a private pay contract. Medical facilities, home care service providers and government agencies utilize both the tabletop and wall mounted configurations. The wall-mounted units are typically used in new and refurbished senior multi-housing facilities (i.e., assisted living retirement settings).

When the subscriber activates their remote pendant, the system emits an audible tone and turns on a light to indicate to the subscriber that the system is alerting personnel at AMAC's Emergency Response Center ("ERC"). The Company's VOICECARE(R) System, utilizing the subscriber's telephone line, permits hands-free voice communication between the subscriber and the ERC. The equipment includes a two-way voice communicator connected to the telephone line in the subscriber's home and a remote personal help activator, which is worn around the neck or wrist or carried by the subscriber. The Company recently introduced an upgraded, second version of its activator featuring a more lightweight design, a monitored battery and an increased transmission range. The Company's proprietary software acknowledges the incoming signal and automatically displays the subscriber's personal information to personnel at the ERC. The subscriber and ERC monitoring personnel speak to each other, thus allowing monitoring personnel to determine the nature of the emergency and the type of assistance required. Appropriate assistance is then dispatched in accordance with predetermined protocols and the subscriber's requested level of care.

The Company's PERS are on the Centers for Medicare and Medicaid (CMS) list of approved monitoring devices. Payment for PERS services is available through various State Medicaid Home and Community Based waiver programs. AMAC believes that the use of home care as an alternative to institutional care will continue to increase, thereby making available the opportunity for broader use of the Company's current and future products. The Company also offers its monitoring services to healthcare providers as well as providing back-up monitoring services to assisted living facilities.

During 2003, the Company upgraded its PERS operating platform. The primary objectives of the development program were to enhance AMAC's communication capability and to enable Web-based interactions with our provider base, to allow for seamless communication with new healthcare communication appliances and services and to comply with future privacy and security policy mandates.

The new software has been designed as a Microsoft Windows application, written in Visual Basic and accessing a Microsoft SQL 2000 Database, with the user computers running Microsoft Windows 2000/XP. The software is a three-tier system based on COM+ components and has been developed with 24/7/365 Emergency Response in mind. There are redundant application servers that will also run Microsoft Windows 2000. Additionally, the system provides for replication on back up SQL Servers. In the event of a network or server failure, the system will run in a stand-alone environment. This feature, otherwise transparent to the operators, allows call transactions to continue without interruption in the event of any local system outage. Upon system recovery, the workstations will update the SQL servers with the data that was captured during the outage.

Complementary to the Company's PERS is the MED-TIME(R) Device, an electronic medication reminder and dispensing unit marketed under an exclusive licensing agreement. This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. MED-TIME(R) helps to insure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance. MED-TIME(R) is a valuable asset to visually handicapped, medically or mentally challenged patients as well as patients on daily medication regimens who have difficulty adhering to complex medication schedules. The product can be utilized as a stand-alone device or integrated with the Company's PERS to notify the ERC of a noncompliant event. MED-TIME(R) contains a tray with twenty-eight compartments. At preprogrammed times, one to four times a day, the dispenser reminds the user to access and take the medication. The reminder signal for the stand-alone device remains active for the lesser of thirty minutes or until the medication is removed from the device. The reminder signal for the device used in conjunction with the PERS unit will notify the ERC for corrective action if the medicine is not removed from MED-TIME(R) within thirty minutes. Compliance with the medication regimen automatically resets the device.

Several states now provide for Medicaid reimbursement of MED-TIME(R). In addition, MED-TIME(R) is used in retirement homes, assisted living facilities, and by private pay consumers.

2.   H-LINK(R) OnCall (TAS)
     ----------------------

The Company provides TAS through its H-LINK(R) OnCall division at separate locations as a result of two acquisitions, Harriet Campbell Inc. (HCI) in November 2000, and Live Message America (LMA) in June 2003.

Services offered by H-LINK(R) OnCall include message desk services, appointment making, referral services, voice-mail and wireless communications. H-LINK(R) OnCall offers contact center services designed to enhance the patient and provider contact experience. The client base is comprised of sole and group private practices, hospitals, multi-hospital systems as well as home care and hospice agencies.

In addition to new technology, a critical component for successful expansion is a professionally trained staff of call agents. H-LINK(R) has allocated additional resources to enhance contact agent training and staff development to support expansion efforts, new communication technology, a broader array of call center based services and continuous quality control.

During the past three years, H-LINK(R) OnCall has grown substantially in its contractual base by offering quality oriented and innovative communication services to the healthcare community. To promote continued growth, the Company has increased its sales force and actively seeks additional synergistic acquisition opportunities.

3.   Telehealth Disease Management Monitoring
     ----------------------------------------

On November 1, 2001, the Company entered into a cooperative licensing, development, services and marketing agreement with Health Hero Network, Inc.
(HHN). This agreement provided the Company with the right to develop a newly integrated appliance combining the features associated with the PERS product and HHN's remote patient monitoring technology. The integrated appliance was released commercially in the last quarter of 2003. The exclusive nature of the Company's arrangement with HHN is anticipated to provide AMAC with a major point of differentiation from other PERS providers as the healthcare community begins to embrace disease management and home patient monitoring as a standard practice in healthcare delivery. The Company believes that entry into the telehealth/disease monitoring field provides an unparalleled opportunity for growth.

The HHN technology platform has two main components. The first is the patient interface, the Health Buddy(R) appliance, and the second is the management tool, the Health Hero iCare Desktop(TM). The Health Buddy(R) appliance is a communications device that utilizes an existing telephone line within the client's home. The Health Buddy(R) provides clients daily on-screen viewing of their personalized question set (referred to as dialogues) and elicits responses to these dialogues through selection of options highlighted by pressing one of four push buttons. The client not only answers dialogues regarding the symptoms associated with his/her condition, but also is asked questions about their self-care behavior and is provided educational information regarding their condition. The iCare Desktop(TM) is an integrated web-based system accessible by authorized care managers through a secure Internet browser. This system allows the healthcare provider to efficiently review and manage population level and individual client data. The iCare Desktop(TM) facilitates the collection, analysis, and reporting of client symptomatic, behavioral and educational data utilizing proprietary algorithms and risk stratifying mechanisms. The use of the iCare Desktop(TM) may be modified to reflect specific work processes of the individual care manager or healthcare facility.

The efficacy of HHN's system has been the basis of studies by independent clinical entities as well as outsourced research organizations. Studies from various sources conclude that the HHN platform has had not only a positive effect on individual client clinical and qualitative outcomes but also is cost beneficial. Initial AMAC customers utilizing the current model of the device have affirmed similarly positive outcomes from both a clinical and cost avoidance perspective.

PERS Buddy(R)
-------------

A key value of the arrangement between HHN and AMAC is AMAC's right to build and market a hybrid appliance. This appliance incorporates all of the features of HHN's disease management platform with the PERS two-way communication capability in one, streamlined unit. The Company believes this cost-effective, comprehensive solution will allow healthcare providers and payors to remain in continuous contact with high-risk patients while enhancing quality of life in a home setting. Furthermore, the hybrid appliance will contain a biometric connectivity port that will allow patient vital signs to be remotely captured by the device. In 2003, the Company worked with its core provider group to further refine the AMAC iCare Desktop(TM) management platform utilizing feedback and input from the client base to modify and enhance the services provided. Additional services such as patient enrollment and first-line monitoring support have been offered as a value-added component to clients to promote system utilization. While the Company prepared for the commercial release of the integrated appliance, its sales and marketing team offered the Health Buddy(R) appliance and iCare Desktop(TM) management platform as well as beginning the process of pre-selling the integrated appliance and disease management monitoring services.

Resource allocation to support and facilitate this endeavor has been considerable. Nonetheless, the Company believes that this revolutionary platform for patient-provider communications is a vital element to the success of the Company's long-term strategic plan. This initiative is expected to increasingly result in new revenue growth from managed care organizations and at-risk providers responsible for managing a diverse group of chronically ill patient populations. As disease management becomes a national focus, as evidenced by, among other trends, the passage of the Medicare Modernization Act, the opportunity to participate in new, mainstream healthcare service policies will unfold on a nationwide scale. The return on investment for the Company through participation in disease management monitoring is potentially enormous given national healthcare policy direction.

4.   Safe Com, Inc.
     --------------

Safe Com, Inc. offers equipment and safety monitoring to pharmacies and other 24/7 retail organizations. Marketed through a product line known as Silent Partner, the offering provides a comprehensive retail security system integrating audio verification, access control, and systems monitoring to safeguard employees, customers, and assets. The Silent Partner program components include Threatening Event Monitoring Systems, Safe Coercion Monitoring Systems and VCR Systems Compliance Monitoring. Silent Partner functions by transmitting emergency signals to the AMAC 24/7 monitoring center which pinpoints the exact location of distress within the retail establishment, monitoring and recording the event, and dispatching local law enforcement. Utilization of the system enhances the security comfort level of employees. During 2003, the number of stores monitored by Safe Com has increased 62% to 294 sites.

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

C.   Communications Centers
     ----------------------

The Company operates three (3) call centers:

o    Long Island City, New York

         The Company's primary communications center is located at 36-36 33rd Street, Long Island City, New York. In April 2003, the Company opened a one-hundred seat state-of-the-art call center providing the full scope of communication services offered by AMAC. The call center was built with system-wide redundancy. The primary telephone switch is a multi chassis Amtelco Infinity(R) system. The Infinity System's Automatic Call Distribution (ACD) system provides a high degree of control in call routing, allowing skills-based routing, priority and overflow scenarios to ensure that calls are delivered without delay. Infinity's extensive reporting and analysis tools allow management to monitor all aspects of contact center call traffic, operator performance and service levels.

         Phone service to the call center is provided by three separate carriers and is configured to provide continuous service in the event of disruption at any number of possible points of failure. T-1 circuits from our telephone provider's central offices are routed through separate paths to our call center to protect against street level cable failures. Phone circuit entry to our building is provided through a reinforced steel conduit built to UL Central Station Standards.

         All call center phone contacts are digitally recorded, indexed and cataloged direct to hard disk. Conversations can be searched by time, client or by operator and can be easily retrieved for review in the event that any call data requires examination. This feature is also an essential part of the Company's quality review and staff development program.

         The call center's electricity supply is maintained by a comprehensive, three tiered back-up system. The system consists of dual power supplies at the telephone switch, an uninterruptible power supply (UPS) and a diesel generator.

         The Company's call center is staffed by full time Information System ("IS") professionals charged with the responsibility to maintain, refine and report on all data and communications system requirements. Critical systems are equipped with secure remote access and diagnostic abilities, enabling offsite as well as on-site access to IS system support 24/7.

o    Audubon, New Jersey

         This site serves as the call center for TAS provided by the LMA acquisition and services the Company's south Jersey and Philadelphia TAS customer base. The Company is in the process of upgrading the telephony platform at this site to be compatible with the Long Island City, New York call center. This upgrade will allow for significant additional service capability, provide eventual redundancy and overflow as well as single site operational capability during selected time periods to further realize operational efficiencies.

o    Oceanside, New York

         The   corporate   offices   where  the   communication   services  were
         traditionally housed now serves as the back-up center for the Company's PERS ERC and Client Services.

D.   Marketing/Customers
     -------------------

The Company markets its portfolio of healthcare communication services and monitoring devices to integrated hospital systems, home healthcare providers, community service organizations, government agencies, third party insurers, as well as private pay clients. The Company believes there are several compelling industry and population trends that will continue to drive utilization of its products and services. Within our PERS and telehealth service lines, the aging population and percentage of individuals with chronic disease conditions will continue to provide significant opportunity to utilize our home monitoring and disease management solution, to achieve cost control and improve quality of life.

With respect to our TAS business division, we continue to observe increased opportunity with integrated hospital systems and regional home health agencies. Specifically, healthcare organizations are seeking to achieve cost savings by consolidating services through single source vendor relationships. The Company's advanced telephony, call center infrastructure and specialization in healthcare, uniquely positions the Company to effectively compete for new business.

The Company's products and services may be acquired on a single line or bundled basis and are highly complimentary. As demand for our products and service continue to develop, the Company will add additional sales and marketing personnel to enhance our national presence throughout its respective businesses.

E.   Trademarks
     ----------

The Company considers its proprietary trademarks with respect to the development, manufacturing and marketing of its products to be a valuable asset. The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage. The Company's trademarks include "AMERICAN MEDICAL ALERT(R)", "THE RESPONSIVE COMPANY(R)", "WHERE PATIENT AND PROVIDERS CONNECT (R)", "VOICECARE(R)", "SMART TOUCH(R)", "THE VOICE OF HELP(R)", "MED-TIME(R)", "H-LINK(R)", "MED PASS(R)", "ROOM MATE(R)", "SYSTEM-ONE(R)", "SECURE-NET", "HELPING PEOPLE LIVE BETTER(R)", "CARERING(R)", "PERS BUDDY(R)", "HEALTH PARTNER(R)", "HEALTH MESSENGER(R)", "HELP LINK(R)", "CARE-NET(R) and "TELEFRIEND(R)", each of which is registered with the United States Patent and Trademark Office.

F.   Research and Development
     ------------------------

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2004, the Company plans to continue the enhancement of its disease management monitoring platform. Expenditures for research and development for the years ended December 31, 2003, 2002 and 2001 were $181,547, $323,734 and $117,753, respectively, and are included in selling, general and administrative expenses. In addition to this, the Company continues to focus its research and development activities on enhancement of its core PERS products and SILENT PARTNER, as well as the development of new products and services specifically addressing disease management.

G.   Impact of Government Regulations
     --------------------------------

The Company derives approximately 27% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's PERS services. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

The Privacy Rule under the Health Insurance Portability and Accountability Act (HIPAA) went into effect in April 2003. These regulations relate to the privacy of patient health information. To comply with the Privacy Rule, the Company executed required Business Associate Agreements with its business partners and vendors, appointed a Privacy Officer, established policies, procedures and training standards, and began to assess its preparedness for the HIPAA Security Standards which are scheduled to go into effect in 2005.

H.   Competition
     -----------

The Company's competition includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies. Some of the Company's competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company's competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers.

I.   Employees
     ---------

As of March 19, 2004, the Company employed 234 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

J.   Risk Factors
     ------------

                       RISKS ASSOCIATED WITH OUR BUSINESS

OUR BUSINESSES MAY BE ADVERSELY IMPACTED BY GOVERNMENT REGULATIONS.

We derive approximately 27% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY OUR EXPANSION INTO THE HOME CARE/DISEASE MANAGEMENT MONITORING SERVICE BUSINESS.

Our expansion into Home Care/Disease Management monitoring service represents a significant commitment of management time and funds. While we are committed to affecting the goal of this expansion, and we believe that these activities should result in improved earnings and greater market share, there can be no assurances that this in fact will happen. If we are unsuccessful in selling the products and services in this new business endeavor, the Company will not receive its anticipated return on investment relating to this business.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE.

Because our business involves responding to personal emergencies, failures of our products or errors in the delivery of our services carry a risk of liability claims. We manage this risk through contractual limits on liability and damages, and by carrying insurance. However, the contractual limits may not be enforceable in all jurisdictions or circumstances. While historically we have not incurred significant liabilities due to such claims, a successful claim may be made for damages which exceed the coverage under any insurance policy. In the future, our insurance costs may become more expensive, and there can be no assurance that additional insurance will be available on acceptable terms. If one or more of these occur, it could have an adverse effect on our financial condition and operations.

WE RELY ON THE CONTRACT WITH NEW YORK CITY FOR A SIGNIFICANT PORTION OF OUR BUSINESS.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2003, 2002 and 2001, the Company had revenues from this contract representing 18%, 23%, and 26%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was recently submitted to the Company by HCSP.

Based on the  preliminary  terms of the contract,  which may still be subject to negotiation, the Company would experience approximately a 20% reduction in monthly revenue relating to the HCSP contract, as the contract calls for a reduced rate per subscriber per month. As a result, the Company would also realize reduced gross margins and net income arising from this contract. The new contract is anticipated to take effect in the second quarter of 2004. The Company has previously disclosed the possibility of the renewal terms of this contract being less favorable than the prior agreement and has implemented a variety of measures in anticipation of this occurrence. Among other things, the Company has reduced its reliance on the HCSP contract from 47 percent of gross revenue in 1998, to 18% in 2003. The Company has diversified its revenue sources to four distinct revenue streams and has taken significant steps in reducing overhead. During the fourth quarter of 2003 and the first quarter of 2004, the Company has secured certain other PERS contracts and further streamlined operational processes. The Company estimates that the new contracts and cost efficiencies will significantly mitigate the financial impact of the modification to the HCSP contract.

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

SHARES THAT ARE ELIGIBLE FOR SALE IN THE FUTURE MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of March 19, 2004, an aggregate of 1,623,012 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule's existing volume and other limitations. Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144's existing volume or other limitations after two years. In general, an "affiliate" is a person that directly; or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with us. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,527,010 shares are issuable pursuant to currently exercisable options, and 531,250 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock

Item 2.  DESCRIPTION OF PROPERTIES.
         --------------------------

The Company's executive offices and backup ERC are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, CEO and President of the Company, who owns this facility. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "1995 Lease"). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the "1997 Lease") for an additional 2,200 square feet of office space located in an adjacent building, located at 3255 Lawson Boulevard, Oceanside, New York, owned by Add on
Properties, LLC, which is owned by Mr. Siegel. The 1997 Lease calls for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease.

The Company executed a long-term lease on January 14th, 2002 with an unaffiliated party, for an 11,000 square foot property at 36-36 33rd Street, Long Island City, New York, which it occupied in April 2003. This location is the home for the Company's primary communication center. The Company and the building are eligible for significant Relocation and Employment Assistance Program (REAP) credits and other tax incentive and cost savings benefits. The term of the lease is for a period of fifteen (15) years from the commencement date and calls for minimum annual rentals of $269,500, subject to annual increases of 3% plus reimbursement for real estate taxes.

The Company houses its Engineering, Research and Development, Quality Control and Testing departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party. In January 2001, the Company renewed its lease, which expired in December 2000, for an additional three years at a current base annual rent of $43,200 plus charges for certain operating expenses. In 2003, the Company renewed its lease, which expired on December 31, 2003, for an additional one year under the same terms and conditions.

The Company leases approximately 1,500 square feet of space in Flushing, New York on a month to month basis at a charge of $1,600 per month. The office serves as a hub for the City of New York's Human Resources Administration HCSP program, providing warehouse, storage, shipping, receiving and office space.

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

The Company believes that these properties are suitable for their intended uses.

In connection with the purchase of certain assets of Harriet Campbell, Inc., the Company acquired a condominium located at 216 East 75th Street in New York City. The condominium consists of approximately 1,900 square feet. The Company sold this condominium in December 2003.

Item 3.  LEGAL PROCEEDINGS.
         -----------------

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


                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

The Company's Common Stock is traded on NASDAQ (Symbol: AMAC). The high and low sale price of the Common Stock, as furnished by NASDAQ, is shown for the fiscal years indicated.

                                                High              Low
                                               ------            -----

         2002       First Quarter             $ 3.85            $ 2.97
         ----       Second Quarter              3.74              2.72
                    Third Quarter               2.90              1.90
                    Fourth Quarter              2.46              1.65

         2003       First Quarter             $ 2.47            $ 1.70
         ----       Second Quarter              3.00              1.76
                    Third Quarter               3.18              2.50
                    Fourth Quarter              4.14              2.25


As of March 19,  2004,  there were 345 record  holders of the  Company's  Common
Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2003 and 2002 and does not anticipate paying dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes hereto.

A.   Results of Operations.
     ---------------------

YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company's gross revenues, which consist primarily of MRR, increased from $14,792,415 in 2002 to $16,568,352 in 2003, an increase of 12%. Revenue increased in 2003 due to several factors. On June 30, 2003 the Company acquired substantially all of the assets of LMA, a telephone answering service which generated approximately $730,000 of revenue in 2003. Revenue from the Company's existing OnCall telephone answering service business increased approximately $340,000 primarily due to the execution of an agreement in 2002 with an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations. Through the Company's continued expansion efforts in the disease management area, the Company generated approximately $350,000 of revenue in 2003 from the rental of the Health Buddy(R) unit, whereas for the same period in 2002 the Company generated revenue of approximately $50,000 from the Health Buddy(R) unit, which was launched in the second quarter of 2002. The Company has also experienced continued growth in its customer base outside the contract with the City of New York (which experienced a reduction in the number of subscribers and revenue as compared to the same period in 2002).
These efforts include the continued expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. This growth resulted in a net increase of approximately $270,000. The remaining increase is due to a variety of other smaller items including revenues generated from the security monitoring business.

Costs related to services increased from $6,847,307 in 2002 to $7,510,430 in 2003, an increase of 10%. The increase in 2003 was due to a variety of factors. First, with the acquisition of LMA, the Company incurred approximately $295,000 of cost related to services in 2003. Second, in April 2003, the Company occupied a new facility to operate its emergency response center and its telephone answering service. The rent associated with this new facility and the previous facility, prior to the relocation, was approximately $270,000, while in 2002 the Company incurred approximately $70,000 in similar costs, as the telephone answering service was operating out of a Company owned building. Third, the Company added personnel to its existing OnCall telephone answering service to handle the current and future growth of that business which resulted in increase costs of approximately $140,000, as compared to 2002. Expenses relating to the rental of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN represents approximately $105,000 of the increase and depreciation, through the purchases of its new disease management product along with the purchases of its personnel emergency response equipment, increased by approximately $105,000 for 2003, as compared to the same period in 2002. These increases of approximately $845,000 were partially offset by a reduction of personnel in the ERC and customer service departments, which is directly attributed to the relocation of the PERS monitoring center and telephone answering service into one facility, resulting in a reduction of payroll expense of $125,000 and a decrease in the telephone expense generating a reduction of approximately $55,000.

Costs related to services, as a percentage of service revenue, for 2003 and 2002 was 46% and 48%, respectively. The decrease in this percentage is a result of the Company being able to generate greater sales in 2003 while maintaining payroll and related costs consistent with prior year. This decrease would have been greater in 2003, had the Company's Long Island City's rent expense of approximately $250,000 been reduced to reflect the Relocation and Employment Assistance Program (REAP) credit of up to $3,000 per employee per year relocated to this new facility; however, this indirect offset is charged to "Other Income" in the Consolidated Financial Statements (see "Other Income" discussion below).

Selling, general and administrative expenses increased from $7,665,107 in 2002 to $8,128,383 in 2003, an increase of 6%. Selling, general and administrative expenses expressed as a percentage of total revenue, for 2003 and 2002 was 49% and 52%, respectively. The increase in selling, general and administrative expenses in 2003, as compared to 2002, was primarily the result of the following:

o    Personnel and Related Benefits

     The acquisition of LMA resulted in the Company incurring approximately $140,000 of administrative personnel costs in 2003. This, along with other general increases in the number of personnel as well as compensation levels, increased payroll and related benefits by approximately $50,000, as compared to the same period in 2002.

o    Rent Expense

     During 2003, rent increased by approximately $90,000, as compared to 2002. The increase in rent is due to the Company converting space, previously occupied by the ERC and customer service personnel, into additional administrative offices. The acquisition of LMA added a lease obligation for the premises currently being occupied. These items, along with general increases in rent resulted in the Company's increased expense, as compared to the same period in 2002.

o    Insurance Expense

     Insurance expense increased by approximately $85,000 as compared to the same period in 2002, primarily due to the current insurance environment.

o    Amortization Expense

     Amortization expense in 2003 increased by approximately $165,000 as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met in July 2003. Additionally, with the acquisition of LMA, the Company recorded certain intangible assets which resulted in $60,000 of amortization expense.

o    Depreciation Expense

     The increase in depreciation expense in 2003 is primarily related to the Company occupying a new state-of-the-art facility in Long Island City, New York. The Company incurred approximately $1,100,000 of costs which are now being depreciated over the estimated useful lives. Depreciation of these assets commenced upon the Company occupying the premises in April 2003, which has resulted in approximately $85,000 of depreciation expense being recorded in 2003. Other purchases, including its new ERC/Customer Service software system, have resulted in more depreciation being recognized in 2003, as compared to 2002, by approximately $25,000.

     These increases in selling, general and administrative expenses were offset by a reduction in the following expenses as follows:

o    Put Warrant Obligation

     In connection with the HCI  acquisition,  the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has, the option (the "Put Option"), only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants at $5 or $6, respectively ("Put Factor"), less the exercise price per share of $2. In such event, the Company may, in lieu of redeeming the warrant, require the selling stockholder to exercise the warrant and pay the selling stockholder an amount equal to the Put Factor less the market price during the 10-day trading period. In November 2003, the selling stockholder exercised the Put Option on the first warrant (133,333.33 shares) and the Company elected to require him to exercise the warrant such that the Company was only required to pay him $1.52 per share, representing the difference between $5.00 and the average fair value of the shares during the requisite 10-day period, or $3.48. With this, along with a valuation performed by an independent appraiser on the second warrant, the Company recognized income of approximately $29,000 in 2003 as compared to an expense of $113,000 in 2002.

o    Research and Development

     In 2003, as compared to 2002, the Company's costs related to research and development decreased by approximately $140,000. In 2002, the Company incurred research and development costs relating to its disease management product, the PERS Buddy, throughout the year. In the latter part of 2003, the PERS Buddy appliance was completed and made available for distribution. The development costs associated with this project diminished in 2003 as the Company neared the final stages.

Interest expense decreased from $129,050 in 2002 to $76,513 in 2003, a decrease of 41%. The decrease in 2003 was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases.

Other income increased from $473,502 in 2002 to $504,599 in 2003, an increase of $31,907. Other Income in 2003 includes a Relocation and Employment Assistance Program (REAP) credit in the amount of approximately $175,000. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period and during the first five years the Company will be refunded the full amount of the eligible credit. During 2003, the Company recognized a gain of approximately $170,000 from the sale of a condominium that formerly housed the HCI telephone answering service operations. Also, in 2003, other income includes approximately $75,000 relating to the replacement of activators, as compared to approximately $255,000 in 2002. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program. Additionally, other income in 2002 included an insurance recovery of $100,000 relating to the loss of certain leased medical devices and approximately $98,000, as compared to approximately $40,000 in 2003, of interest income principally relating to the investment of funds realized from the April 2002 private placement and interest accrued on the note due from the Company's principal shareholder.

The Company's income before provision for income taxes in 2003 was $1,144,700 as compared to $427,619 in 2002, an increase of $717,081. The increase in 2003, as compared to 2002, resulted from an increase in the Company's service revenues and other income; partially offset by increases in costs related to services and selling and administrative costs.

YEARS ENDED DECEMBER 31, 2002 AND 2001

The Company's gross revenues, which consist primarily of MRR, increased from $13,946,599 in 2001 to $14,792,415 in 2002, an increase of 6%. The increase from
2001 to 2002 was primarily due to the continued success in growing its customer base outside the contract with the City of New York (which has experienced a reduction in the number of subscribers and revenue) through a variety of marketing efforts that have continued to contribute to increasing MRR. These efforts include expansion into new regions, competitive conversions, strategic partnerships with healthcare provider systems, and additional entry into Medicaid reimbursed marketplaces. In addition, the Company experienced growth in its OnCall telephone answering service business primarily due to the execution of an agreement with an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations.

Costs related to services increased from $6,522,181 in 2001 to $6,847,307 in 2002, an increase of 5%. The cost related to services in 2002, as compared to 2001, increased primarily due to the Company incurring additional payroll costs associated with the replacement of activators in the amount of approximately $200,000. The reimbursement for these expenses by the supplier was reflected in "Other Income" in the Consolidated Financial Statements (see "Other Income" discussion below). The Company also added personnel during 2002 in its telephone answering service division to handle the current and future growth of that business. This resulted in an additional $200,000 of expense in 2002, as compared to 2001. Additionally, the Company incurred approximately $75,000 of expenses relating to the leasing of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN. These increases of approximately $475,000 were partially offset by a reduction in repair and upgrade costs associated with the medical devices as well as a reduction in the provision for lost equipment.

Costs related to services, as a percentage of service revenue, for 2002 and 2001 was 48%.

Selling, general and administrative expenses increased from $6,776,638 in 2001 to $7,665,107 in 2002, an increase of 13%. Selling, general and administrative expenses expressed as a percentage of total revenue, for 2002 and 2001 were 52% and 48%, respectively. The increase in selling, general and administrative expenses in 2002, as compared to 2001, was primarily the result of the following:

o    Personnel and Related Benefits

     As part of the Company's plan to market and manage its disease management products, it retained the services of additional personnel for this area. This, along with other general increases to employees, increased payroll and related benefits by approximately $400,000. The Company believed the additional personnel was a necessary prerequisite to prepare for the distribution of its disease management products.

o    Research and Development

     In conjunction with the Company's plan to transition into the disease management field, the Company incurred approximately $324,000 of research and development costs in 2002, as compared to $118,000 in 2001. The cost in 2002 primarily related to research and development of its disease management product, the PERS Buddy.

o    Consulting Fees

     During 2002, the Company hired independent consultants to assist with certain advisory matters. The areas included, but were not limited to, review of internal operating systems, website enhancements and public relations. This resulted in an increase of expense from 2001 to 2002 of approximately $100,000.

o    Commission Expense

     During 2002, commission expense increased by approximately $90,000 as compared to 2001 for three principal reasons. First, in order to service its Georgia Medicaid subscribers more efficiently, the Company retained outside subcontractors who are paid on a commission basis. Secondly, an account that had been a direct pay agency account converted to a commission paid account. Third, late in 2001, an outside contractor who is paid on a commission basis was hired to handle certain accounts that were previously serviced by in house personnel.

Increases in other selling, general and administrative expenses, including insurance costs, bad debt expense and amortization expense, including the write-off of deferred loan charges, were offset by a reduction of approximately $175,000 in professional fees.

Interest expense decreased from $218,873 in 2001 to $129,050 in 2002, a decrease of 41%. Interest expense decreased in 2002, as compared to 2001, due to reduced borrowing levels during 2002 as well as lower interest rates.

Other income increased from $86,138 in 2001 to $473,502 in 2002, an increase of $387,364. Other income increased in 2002 due to the inclusion of approximately $255,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. Direct costs paid to third parties in connection with the replacements have been offset against other income; internal costs, including labor, are included within costs related to services in the consolidated statements of income. Additionally, other income in 2002 includes an insurance recovery of $100,000 relating to the loss of certain leased medical devices and approximately $98,000 of interest income principally relating to the investment of funds realized from the April 2002 private placement and interest accrued on the note due from the Company's principal shareholder.

The Company's income before provision for income taxes in 2002 was $427,619 as compared to $309,559 in 2002, an increase of $118,060. The increase in 2002, as compared to 2001, resulted from an increase in the Company's service revenues and other income; partially offset by increases in costs related to services and selling and administrative costs.

B.   Liquidity and Capital Resources
     -------------------------------

During 2003, cash provided by operating activities was $2,704,154 as compared to $1,987,891 in 2002. Cash paid for income taxes in 2003 was $166,126 as compared to $345,162 in 2002. Expenditures for fixed assets aggregated $1,781,741 in 2003 as compared to $1,347,482 in 2002. At December 31, 2003, the Company had cash of $2,192,113.

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

In May 2002, the Company obtained a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either
(a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at December 31, 2003 was $1,050,000. There were no amounts outstanding on the revolving credit line at December 31, 2003.

The following table is a summary of contractual obligations recorded as of December 31, 2003:


---------------------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period
---------------------------------------------------------------------------------------------------------------
Contractual  Obligations            Total           Less than      1-3 years       4-5 years      After 5 years
                                                    1 year

Revolving Credit Line               $      -0-      $       -

Debt                                $1,092,839      $  323,314     $  769,525

Capital Leases                      $  209,470      $   89,656     $  119,814

Operating Leases                    $5,763,018      $  522,128     $1,546,436      $ 629,603      $ 3,064,851

Put Warrant Obligation              $  200,000               -     $  200,000

Total Contractual Cash Obligations  $7,265,327      $  935,098     $2,635,775      $ 629,603      $ 3,064,851
---------------------------------------------------------------------------------------------------------------

At December 31, 2003, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003.

The Company's working capital on December 31, 2003 was $4,759,526 as compared to $4,806,218 on December 31, 2002. The Company believes that its present cash and working capital position combined with its borrowing availability under its credit facility and cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2004, the Company anticipates it will make capital expenditures of approximately $1,250,000 - $1,500,000 for the production and purchase of the PERS Buddy and additional PERS systems and the continued enhancement of its management information systems. In 2003 and 2002, the Company had capital expenditures of approximately $1,780,000 and $1,350,000, respectively.

OTHER FACTORS:

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-LINK(R) OnCall operations will provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement and concludes at the end of the initial term of the Agreement. As of December 31, 2003, $295,770 of the license fee is still due to HHN and is included in accrued expenses.

Since 1983, the Company has provided PERS services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the years ended December 31, 2003, 2002 and 2001, the Company had revenues from this contract representing 18%, 23%, and 26%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was recently submitted to the Company by HCSP.

Based on the  preliminary  terms of the contract,  which may still be subject to negotiation, the Company would experience approximately a 20% reduction in monthly revenue relating to the HCSP contract, as the contract calls for a reduced rate per subscriber per month. As a result, the Company would also realize reduced gross margins and net income arising from this contract. The new contract is anticipated to take effect in the second quarter of 2004. The Company has previously disclosed the possibility of the renewal terms of this contract being less favorable than the prior agreement and has implemented a variety of measures in anticipation of this occurrence. Among other things, the Company has reduced its reliance on the HCSP contract from 47 percent of gross revenue in 1998, to 18% in 2003. The Company has diversified its revenue sources to four distinct revenue streams and has taken significant steps in reducing overhead. During the fourth quarter of 2003 and the first quarter of 2004, the Company has secured certain other PERS contracts and further streamlined operational processes. The Company estimates that the new contracts and cost efficiencies will significantly mitigate the financial impact of the modification to the HCSP contract.

Certain related party transactions are included in Part III and in Footnotes 6 and 8 to the Consolidated Financial Statements.

PROJECTED VERSUS ACTUAL RESULTS

The Company's revenues and net income were in line with the forecasted revenues and net income of $16,600,000 and $575,000, respectively, for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective in 2003. Adoption of this statement did not have an impact on the consolidated results of operations or financial position.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. The Company adopted SFAS No. 146 effective in 2003. Adoption of this statement did not have an impact on the consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123" (SFAS 148). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. At present, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports in the quarter ended March 31, 2003.

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

         RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
         The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. As discussed in Note 1 of the financial statements, the Company recorded reserves for uncollectible accounts receivable of $643,000 and $540,000 as of December 31, 2003 and 2002, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that it reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase the general and administrative expenses and reduce the reported net income. Conversely, if actual credit losses are significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

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

         VALUATION OF GOODWILL
         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the annual impairment test during the fourth quarter of 2003 and no impairment was determined. As described in Note 1 to the Consolidated Financial Statements, the Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,086,815 at December 31, 2003 and $961,731 at December 31, 2002.

         DEFERRED INCOME TAXES
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment and records a valuation allowance, if necessary, to reduce the deferred tax assets to the amount that is expected to be realized in future periods.

Item 7.  FINANCIAL STATEMENTS.
         --------------------

The financial statements required hereby are located on pages F-1 through F-28.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------------------------

None.

Item 8A. DISCLOSURE CONTROLS AND PROCEDURES.
         ----------------------------------

Based on their evaluation as of December 31, 2003, the Company and the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

DIRECTORS

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


Name                              Age       Position with the Company
----                              ---       -------------------------

Howard M. Siegel                  70        Chairman of the Board, President,
                                            Chief Executive Officer and Director

Jack Rhian                        49        Executive Vice President, Chief
                                            Operating Officer and Director

Frederic S. Siegel                34        Senior Vice President - Business
                                            Development and Director

Ronald Levin                      69        Director

Yacov Shamash, PH.D               54        Director

James F. LaPolla                  54        Director

Delphine Mendez de Leon           48        Director

Richard Rallo                     39        Chief Financial Officer


INFORMATION ABOUT DIRECTORS

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 70, has been the Company's Chairman of the Board, President and Chief Executive Officer and a director over the past five years. Mr. Siegel also served as the Company's Chief Financial Officer prior to September 1996.

JACK RHIAN, 49, has been a director of the Company since October 2002 and Executive Vice President and Chief Operating Officer since August 2002. He joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services. Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 34, has been a director of the Company since September 1998, and has also served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 54, has been a director of the Company since being appointed in September 2000. Since 1982, Mr. LaPolla has been the President and Chief Executive Officer of Home Health Management Services, Inc, a 501C3 Non-for-Profit Community based Home Care Program.

RONALD LEVIN, 69, has been a director of the Company since August 2001. He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984. Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen's Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise. Mr. Levin is currently a licensed stock broker with Investec Earnst & Co. He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 54, has been director of the Company since August 2001. He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992. Since 1990, he has served on the Board of Directors of KeyTronic Corporation, a computer hardware manufacturer. Since December 2003, he has served on the Board of Directors of Manchester Technologies, an integrator and reseller of computer systems. Since January 2004, he has served on the Board of Directors of Netsmart Technologies, a software solutions provider to the healthcare market.


DELPHINE MENDEZ DE LEON, 48, has been a director of the Company since August 2002. Ms. Mendez de Leon has been, since 2001, a manager at Cap Gemini Ernst & Young, Inc., a healthcare strategy transformation consulting firm, where she managers healthcare system strategy transformation, span of control and overhead improvement efforts. From 2000 and prior to joining Cap Gemini Ernst & Young, Inc. Ms. Mendez de Leon was an independent consultant and advised various healthcare companies and hospitals, including the Company, in connection with the development of business plans, market research and program development. From 1994 to 2000, Ms. Mendez de Leon was with The Brooklyn Hospital Center, where she served as Vice-President of Operations and Planning and was responsible for administrative oversight of various medical departments, was involved in market and financial analysis, business planning, and directed 250 employees. Ms. Mendez de Leon holds an MBA from Columbia University School of Business and a Masters in Public Health from Columbia University School of Public Health.

NON-DIRECTOR-SIGNIFICANT OFFICERS

RICHARD RALLO, 39, joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

JOHN ROGERS, 57, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

AUDIT COMMITTEE
The Company's Board of Directors has a separate audit committee. The Audit Committee currently consists of Mr. LaPolla, Mr. Shamash, and Mr. Levin, each of whom are independent directors as defined in Rule 4200(a)(15) of the National Association of Securities' Dealers' listing standards.

The Board of Directors has determined that none of its current members meets the standard of an audit committee "financial expert," as defined by the Sarbanes-Oxley Act of 2002. The Company is currently in the process of seeking an additional director meeting the audit committee financial expert standard.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Ms. Mendez de Leon and Messrs Levin, LaPolla, Shamash and Rallo failed to timely file a Statement of Changes of Beneficial Ownership on Form 4. The Company is not aware of other late filings, or failures to file, any other reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

CODE OF ETHICS
The Company's Board adopted a Code of Ethics which applies to all of the Company's directors, executive officers and employees. The Code of Ethics is available upon request to the Company's Chief Executive Officer at 3265 Lawson Blvd., Oceanside, NY 11572.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer, and the four most highly compensated employees, including three executive officers who were serving at the end of the fiscal year ended December 31, 2003, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003, for services rendered in all capacities to the Company and its subsidiaries during the Company's 2001, 2002 and 2003 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."




                                                                                  Long-Term
      Name and                                  Annual Compensation               Compensation
      Principal                             ---------------------------           ------------
      Position               Year           Salary                Bonus           Options(#)
---------------------------- ----           ------                -----           ------------
Howard M. Siegel             2003           $308,000                   -             8,500
  Chairman of the            2002           $320,000              $5,000            35,730
  Board, President           2001           $290,000              $7,500            18,750
  and Chief Executive
  Officer

Jack Rhian                   2003           $178,750                   -             5,000
 Executive Vice              2002           $161,667              $5,000            88,199
 President and Chief         2001           $125,000              $6,000            18,654
 Operating Officer

John Lesher                  2003           $130,210                   -             3,500
 Vice President-             2002           $132,083              $3,000            81,645
 Engineering*                2001           $113,077              $3,000            15,000

Frederic S. Siegel           2003           $181,550(1)                -            20,317
 Senior Vice President-      2002           $200,000              $7,500            13,079
 Business Development        2001           $175,000              $7,500           108,154

Richard Rallo                2003           $134,167                   -            43,800
 Chief Financial             2002           $123,750              $2,500            23,126
 Officer                     2001           $100,833              $2,500            10,000

---------------------
(1)  Includes  $17,650 accrued by the Company but not yet paid to Mr. F. Siegel.
*    Mr. Lesher has resigned as the VP of Engineering as of February 4, 2004.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 2003 fiscal year to the Named Executive Officers. All such options were granted under the Company's 2000 Stock Option Plan or 1997 Stock Option Plan.


                                                 Percent
                                                 of Total
                                                 Options
                                                 Granted to            Exercise
                               Number of         Employees in          Price             Expiration
      Name                      Options          Fiscal Year           Per Share         Date
-----------------              ---------         ------------          ---------         ----------
Howard M. Siegel                 8,500               3.7%               $2.29             01/28/13

Jack Rhian                       5,000               2.1%               $2.29             01/28/13

John Lesher                      3,500               1.5%               $2.29             01/28/13

Frederic S. Siegel               6,400               2.8%               $2.29             01/28/13
                                13,917               6.0%               $1.98             04/08/13

Richard Rallo                    3,800               1.6%               $2.29             01/28/13
                                10,000               4.3%               $2.00             02/01/08
                                30,000              12.9%               $2.50             11/05/13


OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 2003 and the number and value at December 31, 2003 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.


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
Howard M. Siegel            --                   --                      279,922/0        $        252,474/0

Jack Rhian                  --                   --                 186,853/25,000        $        248,756/0

John Lesher            $48,592             $109,625                  98,320/15,000        $         66,277/0

Frederic S. Siegel          --                   --                      205,055/0        $        364,608/0

Richard Rallo               --                   --                  76,926/10,000        $    88,681/12,500

Compensation of Directors
-------------------------

Pursuant to the Company's 1997 and 2000 Stock Option Plans, the Board has the authority to grant options to directors in its discretion. The Board may from time to time authorize the grant of stock options to directors in connection with attendance at Board of Director meetings, at such times and in amounts as determined by the Board in its sole discretion. The Board of Directors generally grants options to purchase 5,000 to 10,000 shares to each director per calendar year for participation in meetings of the Board. In addition, each director receives $1,500 per annum plus $750 for each meeting of the Board of Directors attended and receives $250 in connection with attendance at meetings of committees of the Board of Directors.

EMPLOYMENT AGREEMENTS:

On August 12, 2003, the Company entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement has a term of three years and four and a half month and expires in December 2006. The agreement provides for an annual base salary of $300,000 per annum during the period beginning August 12, 2003 and ending December 31, 2003, and $315,000, $330,750 and $347,288 in each of the subsequent three fiscal years, respectively.

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

The Company and Mr. Frederic S. Siegel, the Company's Senior Vice President, Business Development, were parties to a three-year Employment Agreement which expired on December 31, 2003, under the terms of which, the Senior Vice President, Business Development received annual base salaries of $163,804 in 2003, $200,000 in 2002 and $175,000 in 2001. The agreement also provided for additional compensation in 2003 based upon the Company achieving certain gross revenue and pre-tax income levels. Mr. Frederic S. Siegel earned $17,650 based on achievement of certain gross revenue targets. The Company and Mr. Frederic S. Siegel are in the process of completing a new employment agreement. Until a new agreement is finalized, Mr. Frederic S. Siegel is being compensated at the same base salary as he earned in 2003.

On February 1, 2002, the Company entered into an amended employment agreement with Mr. Jack Rhian. The amended agreement has a term of three years and expires in January 2005, unless earlier terminated pursuant to the provisions of the Agreement dated January 31, 2000 and the provisions set forth in this agreement. The agreement provides for an annual base salary of $165,000, $180,000 and $200,000 in each fiscal year of the contract. In addition, Mr. Rhian received options to purchase up to 80,000 shares of the Company's Common Stock, of which options to purchase 30,000 shares were granted at an exercise price of $3.25 per share, 25,000 at an exercise price of $3.50 and 25,000 shares at an exercise price of $4.00. Options to purchase 30,000 shares vested on January 31, 2002, 25,000 vested on January 31, 2003 and 25,000 shares vested on January 31, 2004. The term of the options is ten years from the date of grant.

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

On February 1, 2002 the Company entered into an employment agreement with Dr. John Lesher pursuant to which he was employed full-time as the Company's Vice President of Engineering. The agreement had a term of three years and was to expire in January 2005. The agreement provided for an annual base salary of $135,000, $150,000 and $170,000 in each fiscal year of the contract. In addition, Dr. John Lesher received options to purchase up to 75,000 shares of the Company's Common Stock, of which options to purchase 30,000 shares were granted at an exercise price as of $3.25 per share, 30,000 at an exercise price of $3.50 and 15,000 shares at an exercise price of $4.00. Options to purchase 30,000 shares vested on January 31, 2002, 30,000 vested on January 31, 2003, and 15,000 vested on January 31, 2004. The term of the options is ten years from the date of grant. On February 4, 2004 Dr. Lesher resigned as the Vice President of Engineering, and agreed to remain as an employee through April 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2003, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2003.


                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------
Plan Category                     Number of Securities to be      Weighted-average         Number of securities
                                  issued upon exercise of         exercise price of        remaining available for the
                                  outstanding options, warrants   outstanding options,     future issuance under equity
                                  and rights                      warrants and rights      compensation plans (excluding
                                                                                           securities reflected in
                                                                                           column (a))
------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security holders            1,620,207                      $2.68                      212,982


Equity Compensation plans
not approved by security holders (*)       35,000                      $3.50                            -
------------------------------------------------------------------------------------------------------------------------

(*) - Five year warrant issued to consultant in 2002 for services rendered

                          SECURITY OWNERSHIP OF CERTAIN

                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 19, 2004, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and
(d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.


Name and Address                               Amount and Nature of                 Percent of
Beneficial Owner(1)                            Beneficial Ownership                  Class(2)
--------------------                           --------------------                  --------
Howard M. Siegel                                   1,222,641(3)                        15.8%

Ron Levin                                            173,050(4)                         2.3%
184 Greenway Road
Lido Beach, NY 11561

Delphine Mendez de Leon                               20,000(5)                            *
119 McCormack Road North
Slingerlands, New York 12159

Frederic S. Siegel                                   291,157(6)                         3.8%

James F. LaPolla                                      25,000(7)                            *
Home Health Management Services, Inc.
853 Broadway
New York, NY 10003

Yacov Shamash, PH.D.                                  27,000(8)                            *
7 Quaker Hill Road
Stony Brook, NY 11790

Jack Rhian                                           259,853(9)                         3.4%

John Lesher                                         103,320(10)                         1.4%

Richard Rallo                                        66,926(11)                            *

Gregory Fortunoff                                   563,800(12)                         7.5%
200 East 72nd Street
New York, NY 10021

All directors and executive
officers as a group
(9 persons)                                       2,183,947(13)                        26.0%

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

(3)      Includes 255,922 shares subject to currently exercisable stock options.

(4) Includes 25,000 shares subject to currently exercisable stock options. Includes 25,000 shares owned by Mr. Levin's wife, to which Mr. Levin disclaims beneficial ownership.

(5) Consists of 20,000 shares subject to currently exercisable stock options.

(6)      Includes 188,557 shares subject to currently exercisable stock options.

(7) Consists of 25,000 shares subject to currently exercisable stock options.

(8)      Includes 25,000 shares subject to currently exercisable stock options.

(9) Consists of 211,853 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.

(10) Consists of 103,320 shares subject to currently exercisable stock options.

(11) Consists of 61,926 shares subject to currently exercisable stock options.

(12) Based on information provided in a Schedule 13D filed by the reporting person on August 5, 2003.

(13)     Includes options  indicated in notes (3), (4), (5), (6), (7), (8), (9),
         (10) and (11).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The Company's executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board, Chief Executive Officer and President of the Company. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "Lease"). The Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the "1997 Lease"), for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Mr. H. Siegel. The 1997 Lease calls for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease. The Company believes that both leases have terms which are competitive and customary.

The Company has entered into an employment agreements with Mr. Howard M. Siegel and Mr. Jack Rhian. See "Item 10 - Employment Agreements".

The Company employs Joy Siegel as Vice President of Provider Relations. In 2003, the Company paid Ms. Siegel a salary of $80,000. Ms. Siegel is the daughter of Mr. H. Siegel.

Mr. H. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him. In July 2002, the amount due from Mr. H. Siegel, plus accrued interest, was converted into a promissory term loan. The loan bears interest at a rate of 5% per annum and is payable in monthly installments of principle and interest through September 1, 2009. The amount outstanding at December 31, 2003 and 2002 was $143,391 and $164,394, respectively.

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

       3(b)(i) Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement under the Securities Act of 1933, Commission File No. 333-6159).

       3(b)(ii) Amendment to the Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-QSB filed with the SEC on November 14, 2003).

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

       3(e)* Certificate of Incorporation of Live Message America Acquisition Corp.

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

       10(b) Employment Agreement dated August 12, 2003 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended June 30, 2003).

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

       10(r) Purchase/Leaseback Agreement dated July 13, 1999 with Celtic Leasing Corp. (Incorporated by reference to Exhibit 10(r) to the Company's Form 10-KSB for the year ended December 31, 1999).

       10(t) Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York. (Incorporated by reference to Exhibit 10(t) of the Company's Form 10-KSB for the year ended December 31, 2002).

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

       10(x) Term Promissory Note, dated June 24, 2002, issued by Howard M. Siegel in favor of the Company. (Incorporated by reference to Exhibit 10(x) of the Company's Form 10-KSB for the year ended December 31, 2002).

       21(a)*         Subsidiaries of the Company.

       23.1*          Consent of Margolin, Winer & Evens LLP.

       31.1*          Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 303 of the Sarbanes-Oxley Act of 2002.

       31.2*          Certification  of the Chief Financial  Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1*          Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2*          Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
*    Filed herewith.


(b)    Reports on Form 8-K
       -------------------

On December 18, 2003, the Company filed a current report on form 8-K relating to
Item 5, Other Events, reporting the issuance of a press release announcing the selection of the Company by the New York City Human Resources Administration as exclusive emergency response system vendor for Home Care Services Program.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

AUDIT FEES

Audit fees billed to the Company by Margolin, Winer & Evens, LLP for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for 2003 and 2002 totaled $135,000 and $130,000, respectively.


TAX FEES

Tax fees billed to the Company by Margolin, Winer & Evens, LLP for its tax returns for the fiscal year 2003 and 2002 were $15,000 each year.


OTHER FEES

Other fees billed to the Company by Margolin, Winer & Evens, LLP during 2003 for all other non-audit or tax services rendered to the Company, including profit sharing plan and acquisition due diligence services, totaled $31,400.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN MEDICAL ALERT CORP.


                                             By:   /s/ Howard M. Siegel
                                                --------------------------------
                                                  Howard M. Siegel
                                                  Chairman of the Board and
                                                  President

Dated: March 30, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Howard M. Siegel               Chairman of the Board,                      March 30, 2004
---------------------------         President, Chief Executive
Howard M. Siegel                    Officer and Director


 /s/ Jack Rhian                     Executive Vice-President,                   March 30, 2004
----------------------              Chief Operating Officer and
Jack Rhian                          Director


 /s/ Ronald Levin                   Director                                    March 30, 2004
---------------------------
Ronald Levin


 /s/Delphine Mendez de Leon         Director                                    March 30, 2004
---------------------------
Delphine Mendez de Leon


 /s/ Frederic S. Siegel             Senior Vice President, Business             March 30, 2004
----------------------------        Development and Director
Frederic S. Siegel


 /s/ Yacov Shamash                  Director                                    March 30, 2004
----------------------
Dr. Yacov Shamash


 /s/ James Lapolla                  Director                                    March 30, 2004
------------------------
James F. LaPolla


 /s/ Richard Rallo                  Chief Financial Officer                     March 30, 2004
----------------------------
Richard Rallo

                             AMERICAN MEDICAL ALERT
                                      CORP.
                                AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

     Consolidated Statements of Cash Flows                        F-6 and F-7

     Notes to Consolidated Financial Statements                   F-8 - F-27

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York


We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the consolidated financial statements, in 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which changed the method of accounting for goodwill and indefinite-lived intangible assets.

Garden City, New York
March 10, 2004

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

December 31,                                                                     2003          2002
                                                                              ----------     ----------
ASSETS

CURRENT ASSETS:
     Cash                                                                    $ 2,192,113    $   863,417
     Marketable securities (Note 1)                                                 --        2,057,925
     Accounts receivable (net of allowance for doubtful accounts of
         $643,000 in 2003 and $540,000 in 2002) (Notes 1 and 12)               3,295,752      2,984,857
     Notes and other receivables (Note 6)                                         22,077         75,792
     Inventory (Note 1)                                                          451,924        373,423
     Prepaid and refundable taxes (Notes 1 and 7)                                155,093        271,572
     Prepaid expenses and other current assets                                   471,497        239,168
     Deferred income taxes (Notes 1 and 7)                                       321,000        292,000
                                                                              ----------     ----------

TOTAL CURRENT ASSETS                                                           6,909,456      7,158,154
                                                                              ----------     ----------

FIXED ASSETS - AT COST:
     Building (condominium unit)                                                    --          400,000
     Leased medical devices                                                   13,228,847     12,420,270
     Monitoring equipment                                                      1,844,548      1,544,097
     Furniture and equipment                                                   1,106,969        534,767
     Construction in progress                                                       --          521,424
     Leasehold improvements                                                      720,583        219,600
     Automobiles                                                                 119,218         95,169
                                                                              ----------     ----------
                                                                              17,020,165     15,735,327
     Less accumulated depreciation and amortization (Note 1)                  10,281,000      8,514,239
                                                                              ----------     ----------
                                                                               6,739,165      7,221,088
                                                                              ----------     ----------
OTHER ASSETS:
     Long-term portion of notes receivable (Note 6)                              121,314        143,391
     Intangible assets (net of accumulated amortization of
         $1,056,196 in 2003 and $599,304 in 2002) (Notes 1, 2 and 5)           1,834,166      1,123,870
     Goodwill (net of accumulated amortization of $58,868)
         (Notes 1, 2 and 4)                                                    2,086,815        961,731
     Other assets                                                                148,664        218,413
     Deferred income taxes (Notes 1 and 7)                                        97,000        154,000
                                                                              ----------     ----------

                                                                               4,287,959      2,601,405
                                                                              ----------     ----------

         TOTAL ASSETS                                                        $17,936,580    $16,980,647
                                                                              ==========     ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

December 31,                                                              2003             2002
                                                                      ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable (Note 3)                        $    323,314     $    293,529
     Accounts payable                                                      618,337          681,927
     Accrued expenses                                                    1,012,214          816,569
     Current portion of capital lease obligations (Note 8)                  89,656          158,617
      Current portion of put warrant obligation (Note 9)                      --            251,000
      Deferred revenue (Note 1)                                            106,409          150,294
                                                                      ------------     ------------

TOTAL CURRENT LIABILITIES                                                2,149,930        2,351,936
                                                                      ------------     ------------

DEFERRED INCOME TAX LIABILITY (NOTES 1 AND 7)                              882,000          597,000
LONG-TERM PORTION OF NOTES PAYABLE (NOTE 3)                                769,525        1,079,506
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS (NOTE 8)                    119,814          156,448
LONG-TERM PORTION OF PUT WARRANT OBLIGATION (NOTE 9)                       200,000          181,000
ACCRUED RENTAL OBLIGATION (NOTE 8)                                         108,024           55,500
                                                                      ------------     ------------

TOTAL LIABILITIES                                                        4,229,293        4,421,390
                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 8, 9, 12, AND 14)                     --               --

SHAREHOLDERS' EQUITY (NOTE 9):
     Preferred stock, $.01 par value -
         Authorized, 1,000,000 shares; none issued and outstanding
     Common stock, $.01 par value -
         Authorized, 20,000,000
         Issued 7,734,486 shares in 2003 and 7,470,649 in 2002              77,345           74,706
     Additional paid-in capital                                          9,573,863        8,999,172
     Retained earnings                                                   4,162,111        3,591,411
                                                                      ------------     ------------
                                                                        13,813,319       12,665,289
     Less treasury stock, at cost (43,910 shares)                         (106,032)        (106,032)
                                                                      ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                                              13,707,287       12,559,257
                                                                      ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 17,936,580     $ 16,980,647
                                                                      ============     ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

Years Ended December 31,                                 2003             2002             2001
                                                     ------------     ------------     ------------
REVENUE (NOTES 1 AND 12):
     Services                                        $ 16,192,712     $ 14,408,221     $ 13,579,870
     Product sales                                        375,640          384,194          366,729
                                                     ------------     ------------     ------------

                                                       16,568,352       14,792,415       13,946,599
                                                     ------------     ------------     ------------

COSTS AND EXPENSES (INCOME):
     Costs related to services                          7,510,430        6,847,307        6,522,181
     Cost of products sold                                212,925          196,834          205,486
     Selling, general and administrative expenses       8,128,383        7,665,107        6,776,638
     Interest expense                                      76,513          129,050          218,873
     Other income (Note 10)                              (504,599)        (473,502)         (86,138)
                                                     ------------     ------------     ------------

                                                       15,423,652       14,364,796       13,637,040
                                                     ------------     ------------     ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                       1,144,700          427,619          309,559

PROVISION FOR INCOME TAXES
     (NOTES 1 AND 7)                                      574,000          272,000          200,000
                                                     ------------     ------------     ------------

NET INCOME                                           $    570,700     $    155,619     $    109,559
                                                     ============     ============     ============


BASIC EARNINGS PER SHARE (NOTE 1)                    $        .08     $        .02     $        .02
                                                     ============     ============     ============

DILUTED EARNINGS PER SHARE (NOTE 1)                  $        .07     $        .02     $        .02
                                                     ============     ============     ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Years Ended December 31, 2003, 2002 and 2001
-------------------------------------------------------------------------------

                                                          COMMON STOCK
                                                    -----------------------
                                                      NUMBER                  ADDITIONAL
                                                        OF                      PAID-IN      RETAINED       TREASURY
                                                      SHARES       AMOUNT       CAPITAL      EARNINGS         STOCK          TOTAL
                                                    ---------   -----------   -----------   -----------   -----------    -----------
BALANCE - JANUARY 1, 2001                           6,458,021   $    64,580   $ 6,265,939   $ 3,326,233   $  (106,032)   $ 9,550,720

EXERCISE OF STOCK OPTIONS (NOTE 9)                     40,524           405        74,730          --            --           75,135

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2001          --            --            --         109,559          --          109,559
                                                    ---------   -----------   -----------   -----------   -----------    -----------

BALANCE - DECEMBER 31, 2001                         6,498,545        64,985     6,340,669     3,435,792      (106,032)     9,735,414

EXERCISE OF STOCK OPTIONS (NOTE 9)                     62,104           621       128,664          --            --          129,285

PRIVATE PLACEMENT (NOTE 9)                            910,000         9,100     2,512,839          --            --        2,521,939

WARRANTS ISSUED (NOTE 9)                                 --            --          17,000          --            --           17,000

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2002          --            --            --         155,619          --          155,619
                                                    ---------   -----------   -----------   -----------   -----------    -----------

BALANCE - DECEMBER 31, 2002                         7,470,649        74,706     8,999,172     3,591,411      (106,032)    12,559,257

EXERCISE OF STOCK OPTION (NOTE 9)                     130,504         1,306       292,987          --            --          294,293

EXERCISE OF WARRANTS (NOTE 9)                         133,333         1,333       265,333          --            --          266,666

OPTIONS ISSUED (NOTE 9)                                  --            --          16,371          --            --           16,371

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 2003          --            --            --         570,700          --          570,700
                                                    ---------   -----------   -----------   -----------   -----------    -----------

BALANCE - DECEMBER 31, 2003                         7,734,486   $    77,345   $ 9,573,863   $ 4,162,111   $  (106,032)   $13,707,287
                                                    =========   ===========   ===========   ===========   ===========    ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Years Ended December 31,                                        2003            2002            2001
                                                            -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $   570,700     $   155,619     $   109,559
     Adjustments to reconcile net income to
              net cash provided by operating activities:
         Provision (credit) for deferred income taxes           313,000          90,000        (137,000)
         Provision for doubtful receivables                     103,000         122,500         117,500
         Issuance of warrants for services                       16,371          17,000            --
            Gain on sale of building (Note 10)                 (168,897)           --              --
         Gain on sale and leaseback of fixed assets                --            (5,600)         (5,600)
         Depreciation and amortization                        2,533,606       2,094,014       2,024,588
         Provision for valuation of put warrants                (29,333)        113,000         130,000
         Accrued interest income                                   --           (44,548)           --
         Accrued rental obligation                               52,524            --            15,200
         Decrease (increase) in:
              Accounts receivable                              (280,358)       (241,342)       (132,759)
              Inventory                                         (78,501)        (52,795)        (16,403)
              Prepaid and refundable taxes                      116,479        (162,244)        492,150
              Prepaid expenses and other current
                  assets                                       (232,329)       (115,181)        (25,128)
              Other assets                                       13,879         (51,044)        (48,152)
         Increase (decrease) in:
              Accounts payable                                  (63,590)       (117,529)        (98,412)
              Accrued expenses                                 (118,512)        153,648        (118,827)
              Deferred revenue                                  (43,885)         32,393         (45,456)
                                                            -----------     -----------     -----------

     Net Cash Provided by Operating Activities                2,704,154       1,987,891       2,261,260
                                                            -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances for note receivable                                  --              --          (140,000)
     Marketable securities                                    2,057,925      (2,057,925)           --
     Repayments of notes receivable                              75,792         264,877         116,887
     Purchase of LMA (Note 4)                                (1,701,720)           --              --
     Purchase of HCI                                               --              --          (272,278)
     Expenditures for fixed assets                           (1,781,741)     (1,347,482)       (817,440)
     Deposit applied on medical devices                          40,320          20,355            --
     Net proceeds from sale of building                         521,395            --              --
     Increase in goodwill                                      (213,514)       (124,227)       (108,402)
     Payment for account acquisitions
         and licensing agreement                               (271,418)       (485,185)       (231,562)
                                                            -----------     -----------     -----------

     Net Cash Used in Investing Activities                   (1,272,961)     (3,729,587)     (1,452,795)
                                                            -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                            $    16,049     $ 1,787,053     $    41,287
     Repayment of notes payable                                (296,245)     (2,359,207)       (451,780)
     Payment of financing costs                                    --           (77,750)           --
     Principal payments under capital lease
         obligations                                           (180,595)       (214,903)       (191,658)
     Proceeds from private equity placement                        --         2,730,000            --
      Payment under put warrant obligation                     (202,667)           --              --
     Payment of fees relating to private
         equity placement                                          --          (208,061)           --
     Exercise of stock options and warrants                     560,961         129,285          75,135
                                                            -----------     -----------     -----------
     Net Cash (Used in) Provided by
         Financing Activities                                  (102,497)      1,786,417        (527,016)
                                                            -----------     -----------     -----------

NET INCREASE IN CASH                                          1,328,696          44,721         281,449

CASH - BEGINNING OF YEAR                                        863,417         818,696         537,247
                                                            -----------     -----------     -----------

CASH - END OF YEAR                                          $ 2,192,113     $   863,417     $   818,696
                                                            ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION -
     Cash paid during the year for:
         Interest                                           $    84,221     $   134,053     $   220,227
         Income taxes                                           166,126         345,162         217,306

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Years Ended December 31,                                        2003            2002            2001
                                                            -----------     -----------     -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES:
    Fixed assets recorded under
        capital lease obligations                           $    75,000     $   135,000     $    98,340

During 2002, the Company entered into
certain agreements relating to the
purchase of trade accounts pursuant to
which the Company paid cash of $50,554
and agreed to pay an additional $123,606 based upon future monitoring revenues generated by the accounts. During 2003, the Company paid $107,002 towards the additional $123,606 due. (Note 2)

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. SUMMARY OF     SCOPE OF BUSINESS - The Company's portfolio of services
   SIGNIFICANT    includes, personal emergency response systems (PERS),
   ACCOUNTING     telephone answering services (TAS), personal safety and asset
   POLICIES       monitoring (SafeCom) and telehealth systems, which is part of the PERS segment. The Company's PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center. In addition, the Company provides after-hours telephone answering services to the healthcare community. The
                  Company also provides personal safety and asset monitoring to retail establishments operating in a 24/7 environment. Most recently, the Company has introduced a telehealth monitoring system. The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies, physicians and group practices and individual consumers across the United States and Canada.

                  CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the "Company". All material inter-company balances and transactions have been eliminated.

                  MARKETABLE SECURITIES - The Company accounts for its marketable securities, consisting of a mutual fund, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities have been classified as securities available for sale and, as a result, are reported at fair value. Marketable securities are available for current operations and are classified in the balance sheet as current assets.

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

--------------------------------------------------------------------------------
                                                                             F-8

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable. No impairment losses were recorded during the three-year period ended December 31, 2003.

                  GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the annual impairment test during the fourth quarter of 2003 and no impairment was determined. Future annual impairment tests will be performed in the fourth quarter.

                  Other intangible assets with finite lives will continue to be amortized on a straight-line basis over the periods of expected benefit. The Company's other intangible assets include: (a) trade accounts and trade name (collectively, "account acquisitions") which are amortized over their estimated lives of three to ten years; (b) noncompete agreements which are being amortized over their contractual life of 5 years; (c) customer list which is being amortized over 5 years and (d) licensing agreement which is being amortized over the term of the related agreement (Note 5).

                  ACCOUNTS RECEIVABLE - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts. Sales terms usually provide for payment within 30 to 60 days of billing. An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2003, 2002 and 2001, provisions for doubtful accounts of approximately $134,000, $122,500 and $117,500, respectively, were charged to income and included in general and administrative expenses. Accounts receivable are charged against the allowance when substantially all collection efforts cease. Recoveries of accounts receivable previously charged off are recorded when received.

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

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                  RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $181,547, $323,734 and $117,753 for the years ended December 31, 2003, 2002, and 2001, respectively.

                  INCOME PER SHARE - Earnings per share data for the years ended December 31, 2003, 2002 and 2001 are presented in conformity with SFAS No. 128, "Earnings Per Share."

                  The following table is a reconciliation of the numerators and denominators in computing earnings per share:



--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                             Income       Shares      Per-Share
                                           (Numerator) (Denominator)   Amounts
                                            ---------    ---------    ---------
                         2003
                         ----

         BASIC EPS -
             Income available to
                  common stockholders       $ 570,700    7,455,038    $  .08
                                            =========    =========    ======

         EFFECT OF DILUTIVE SECURITIES -
             Options and warrants                --        223,214
                                            ---------    ---------

         DILUTED EPS -
             Income available to common
                  stockholders and
                  assumed conversions       $ 570,700    7,678,252    $  .07
                                            =========    =========    ======

                         2002
                         ----

         BASIC EPS -
             Income available to
                  common stockholders       $ 155,619    7,188,294    $  .02

         EFFECT OF DILUTIVE SECURITIES -
             Options and warrants                --        363,708
                                            ---------    ---------

         DILUTED EPS -
             Income available to common
                  stockholders and
                  assumed conversions       $ 155,619    7,552,002    $  .02
                                            =========    =========    ======

                         2001
                         ----

         BASIC EPS -
             Income available to
                  common stockholders       $ 109,559    6,433,275    $  .02
                                                                      ======

         EFFECT OF DILUTIVE SECURITIES -
             Options and warrants                --        106,384
                                            ---------    ---------

         DILUTED EPS -
             Income available to common
                  stockholders and
                  assumed conversions       $ 109,559    6,539,659    $  .02
                                            =========    =========    ======


--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company's procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits. (See Note 12)

                  RECLASSIFICATIONS - Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

                  ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates, in part, are based upon assumptions concerning future events. Amoung the more significant are those that relate to collectibility of accounts receivable and the estimated lives and recoverability of long-lived assets. Accounting estimates reflect the best judgment of management and actual results may differ from those estimates.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, refundable taxes, accounts payable and accrued expenses approximates their carrying amounts due to the short maturity of these instruments. The carrying amount of the marketable securities and the put warrant obligation are at their fair value. Substantially all notes payable bear interest at variable rates currently available to the Company; accordingly, their carrying amounts approximate their fair value.

                  ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company's stock-based employee compensation plans are more fully described in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions

--------------------------------------------------------------------------------
                                                                            F-12

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


                                                 Year Ended December 31,
                                          ------------------------------------
                                            2003          2002           2001
                                          --------      --------      --------

         Net income, as reported         $ 570,700     $ 155,619     $ 109,559
         Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method      (161,115)     (421,101)     (244,771)
                                          --------      --------      --------
         Pro forma net income (loss)     $ 409,585     $(265,482)    $(135,212)

         Earnings (loss) per share:
             Basic - as reported         $ 0.08        $  0.02       $  0.02
             Basic - pro forma           $ 0.05        $ (0.04)      $ (0.02)
             Diluted - as reported       $ 0.07        $  0.02       $  0.02
             Diluted - pro forma         $ 0.05        $ (0.04)      $ (0.02)

         The weighted average grant date fair value of options granted in 2003, 2002 and 2001 was $134,889, $532,701 and $221,438, respectively.

         The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        2003      2002      2001
                                       -----     -----     -----
         Expected life (years)          2         2         2
         Risk free interest rate        1.92%     2.95%     3.71%
         Expected volatility           39.06%    37.32%    41.65%
         Expected dividend yield         --        --        --

                  RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and
                  (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective in 2003. Adoption of this statement did not have an impact on the consolidated results of operations or financial position.

                  In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. This statement will not impact any liabilities recorded prior to adoption. The Company adopted SFAS No. 146 effective in 2003. Adoption of this statement did not have an impact on the consolidated results of operations or financial position.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123" (SFAS 148). SFAS 148 provides new transition alternatives for companies adopting the fair value method of accounting for stock-based compensation prescribed by SFAS 123. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosures of the pro forma effect in interim financial statements. At present, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial report for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports in the quarter ended March 31, 2003.

2. INTANGIBLE     Intangible assets consist of the following:
   ASSETS AND
   GOODWILL

                                       December 31, 2003           December 31, 2002
                                 ------------------------    ------------------------
                                   Gross                       Gross
                                  Carrying      Accumulated   Carrying    Accumulated
                                   Amount      Amortization    Amount     Amortization
                                 ----------    ----------    ----------    ----------
         Account acquisitions    $1,115,362    $  783,946    $1,053,604    $  569,304
         Noncompete agreements      110,000        50,000        60,000        30,000
         Customer list              550,000        55,000          --            --
         Licensing agreement      1,115,000       167,250       609,570          --
                                 ----------    ----------    ----------    ----------
              Total              $2,890,362    $1,056,196    $1,723,174    $  599,304
                                 ==========    ==========    ==========    ==========


                  Amortization expense of intangible assets for the years ended December 31, 2003 and 2002 was approximately $457,000 and $209,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows:

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  Years Ending December 31,
                           2004                    $668,000
                           2005                     539,000
                           2006                     422,000
                           2007                     141,000
                           2008                      64,000

                  Changes in the carrying amount of goodwill, all of which relate to the Company's TAS segment, for the years ended December 31, 2003 and 2002 are as follows:


                  Balance as of January 1, 2002    $  837,504
                  Additional Goodwill                 124,227
                                                   ----------
                  Balance as of
                      December 31, 2002               961,731

                  Additional Goodwill               1,125,084
                                                   ----------
                  Balance as of
                      December 31, 2003            $2,086,815
                                                   ==========

                  Additions to goodwill during 2003 include $911,570 relating to the acquisition of LMA (Note 4) and $213,514 relating to November 2000 acquisition of HCI. The 2002 addition of $124,227 also relates to the HCI acquisition which provided for additional consideration, not to exceed $550,000, to be paid based on future earnings over a six-year period. As of December 31, 2003, approximately $448,000 in additional goodwill has been recorded in connection with the HCI acquisition.

                  The following financial information for the year ended December 31, 2001 is presented as if SFAS 142 was adopted at the beginning of such year:

                  NET INCOME:
                  Reported net income                 $109,559
                  Add back: Goodwill amortization,
                      net of income tax                 32,400
                                                      --------
                  Adjusted net income                 $141,959
                                                      ========

                  BASIC EARNINGS PER SHARE:
                  Reported basic earnings
                      per share                       $    .02
                  Add back: Goodwill amortization         --
                                                      --------

--------------------------------------------------------------------------------
                                                                            F-15

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  Adjusted basic earnings
                      per share                       $    .02
                                                      ========

                  DILUTED EARNINGS PER SHARE:

                  Reported diluted earnings per share $    .02
                  Add back: Goodwill amortization         --
                                                      --------
                  Adjusted basic earnings  per share  $    .02
                                                      ========

3. LONG-TERM      NOTE PAYABLE - BANK - In May 2002, the Company obtained a
   DEBT           credit facility of $3,000,000, which includes a term loan of
                  $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at December 31, 2003 and 2002 was $1,050,000 and $1,325,000, respectively. There were no amounts outstanding on the revolving credit line at December 31, 2003 or 2002.

                  Prior to this arrangement with the bank, the amounts outstanding on the revolving credit line at December 31, 2003 or 2002. Company had a revolving credit line, term loans and a mortgage payable with another bank. All amounts due under these agreements were satisfied during 2002 from the proceeds of the $3,000,000 credit facility.

                  AUTO LOANS - As of December 31, 2003 and 2002, the Company had automobile loans outstanding aggregating $42,839 and $48,035, respectively.

                  PRINCIPAL PAYMENT REQUIREMENTS - Aggregate maturities of long-term debt are as follows:

                        Years ending December 31,
                                2004               $   323,314
                                2005                   314,073
                                2006                   304,704
                                2007                   150,748
                                                   -----------
                                                   $ 1,092,839
                                                   ===========

                  COVENANTS - The above agreements provide for negative and affirmative covenants including those related to capital expenditures, working capital and other borrowings.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4. ACQUISITION

                  On June 30, 2003, in order to expand the geographical reach of its TAS segment, the Company acquired substantially all of the assets of Live Message America, Inc. ("LMA"), a New Jersey provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $1,607,818. In addition, the Company incurred professional fees of $93,902 in connection with this acquisition. A potential exists for the payment of additional purchase price consideration based on a percentage of gross revenue of the acquired business if certain thresholds concerning revenue and earnings are met. Such additional consideration, if any, will be accounted for as goodwill. The results of operations of LMA are included in the TAS segment as of the date of acquisition.

                  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

                            Accounts receivable             $   133,537
                            Property and equipment               75,000
                            Non-compete agreement                50,000
                            Customer list                       550,000
                            Goodwill                            911,570
                            Customer deposits                   (18,387)
                                                            -----------
                            Cash paid to acquire LMA        $ 1,701,720
                                                            ===========

                  The identifiable intangible assets are being amortized on a straight-line basis over their estimated life of five years. The goodwill recognized in the acquisition is expected to be fully deductible for tax purposes.

                  Unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 as if LMA had been consolidated as of the beginning of the year follow. The pro forma results include estimates which management believes are reasonable.

                                                         Pro forma
                                                  Years Ended December 31,
                                             ---------------------------------
                                                 2003                  2002
                                             ------------         ------------
                   Revenue                   $ 17,310,000         $ 16,260,000
                   Net income                     630,000              280,000

                   Net income per share
                        Basic                     $.08                    $.04
                        Diluted                   $.08                    $.04

                  The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period.

5. LICENSING      On November 1, 2001, the Company entered into a Cooperative
   AGREEMENT      Licensing, Development, Services and Marketing Agreement with
                  Health Hero Network, Inc. (the "Agreement") to develop a new integrated appliance combining all of the features associated with the traditional PERS product with Health Hero Network's
                  (HHN) technology. Pursuant to the Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United
                  States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with Health Hero
                  Network, Inc.'s internet based disease management monitoring technology. The Agreement has a minimum five-year term, and also provides for the payment by the Company of certain royalty fees based on the service revenue derived from the enhanced PERS product. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the Agreement and concludes at the end of the initial term of the Agreement. As of December 31, 2003, $295,770 of the license fee is still due to HHN and is included in accrued expenses.


6. RELATED PARTY  A previous director of the Company, who resigned during 2001,
   TRANSACTIONS   had an ownership interest in an insurance agency that had
                  written policies for the Company with premiums of $190,779 in 2001.

                  Included in notes and other receivables at December 31, 2003 and 2002 is $143,391 and $164,394, respectively, due from the President and principal shareholder of the Company. In July 2002, the amount due from the shareholder, plus accrued interest, was converted into a term loan, which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

                  See Note 8 for other related party transactions.

7. INCOME TAXES   The provision (credit) for income taxes consists of the
                  following:

                                                  Years Ended December 31,
                                           ------------------------------------
                                              2003         2002           2001
                                           ---------    ---------     ---------
                  Current:
                        Federal            $ 124,000    $  96,000     $ 216,000
                        State and local      137,000       86,000       121,000
                                           ---------    ---------     ---------

                                             261,000      182,000       337,000
                                           ---------    ---------     ---------
                  Deferred:
                        Federal              253,000       64,000      (120,000)


--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        State and local       60,000       26,000       (17,000)
                                           ---------    ---------     ---------
                                             313,000       90,000      (137,000)
                                           ---------    ---------     ---------
                  Total                    $ 574,000    $ 272,000     $ 200,000
                                           =========    =========     =========

                  The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

                                                  Years Ended December 31,
                                                     ------------------
                                                     2003   2002   2001
                                                     ----   ----   ----

                  Statutory federal income tax rate    34%    34%    34%
                  State and local taxes                11     17     22
                  Permanent differences                 3      5      8
                  Prior year under accrual             --      5     --
                  Other                                 2      2      1
                                                     ----   ----   ----
                  Effective income tax rate            50%    63%    65%
                                                     ====   ====   ====

                  The tax effects of significant items comprising the Company's deferred taxes at December 31, 2003 and 2002 are as follows:


                                                                  December 31,
                                                            -----------------------
                                                               2003          2002
                                                            ---------     ---------
                  Deferred tax liabilities:
                       Difference between book and tax
                          bases of property                 $(882,000)    $(597,000)
                                                            ---------     ---------

                  Deferred tax assets:
                       Reserves not currently deductible      269,000       272,000
                          State income tax net operating
                          loss carryforwards                     --          25,000
                        Put warrant expense not
                           currently deductible                97,000       109,000
                       Other                                   52,000        40,000
                                                            ---------     ---------

                       Total                                  418,000       446,000
                                                            ---------     ---------

                  Net deferred tax liabilities              $(464,000)    $(151,000)
                                                            =========     =========

8. COMMITMENTS    CAPITAL LEASES - The Company is obligated under certain
                  capital lease agreements for monitoring equipment and computer software that expire on various dates through 2006. Equipment and computer software under capital leases included in fixed assets are as follows:


                                                             December 31,
                                                       -----------------------
                                                          2003          2002
                                                       ---------     ---------

                  Monitoring equipment and software    $ 308,340     $ 807,603

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  Less accumulated depreciation          (70,170)     (545,603)
                                                       ---------     ---------
                                                       $ 238,170     $ 262,000
                                                       =========     =========

                  The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

                  Years ending December 31,
                               2004                                         $ 100,025
                               2005                                           100,025
                               2006                                            25,425
                                                                            ---------

                  Total minimum lease payments                                225,475

                  Less amounts representing interest                           16,005
                                                                            ---------
                  Present value of net minimum lease payments                 209,470

                  Less current portion                                         89,656
                                                                            ---------

                  Obligation under capital leases, less current portion     $ 119,814
                                                                            =========

                  OPERATING LEASES - The Company rents office facilities from its President and principal shareholder pursuant to two leases, which expire in September 2007. The leases call for minimum annual rentals, subject to 5% annual increases, plus reimbursement for real estate taxes.

                   On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-LINK(R) OnCall operations will provide additional efficiencies and facilitate the projected growth of the H-Link and Disease Management Monitoring operations. The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

                  The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia, Countryside, Illinois and Parker, Colorado.

                  Rent expense was $699,246 in 2003, $371,169 in 2002 and
                  $372,062 in 2001, which includes $257,966, $264,575 and
                  $265,417, respectively, in connection with the above noted leases with the principal shareholder. Rent expense includes real estate taxes of $48,715 in 2003, $49,229 in 2002 and $47,148 in 2001.

                  The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:


--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  Years ending December 31,
                               2004                           $    565,328
                               2005                                518,081
                               2006                                527,638
                               2007                                500,717
                               2008                                310,149
                            Thereafter                           3,384,305
                                                              ------------
                                                              $  5,806,218
                                                              ============

                  Approximately 15% of the minimum annual rental commitments relate to the above noted leases with the principal shareholder.

                  EMPLOYMENT AGREEMENTS - On August 12, 2003, the Company entered into an employment agreement with its Chairman of the Board, President and Chief Executive Officer which expires in December 2006. The agreement provides for an annual base salary of $300,000 per annum during the period beginning June 1, 2003 and ending December 31, 2003, with a 5% increase in each of the subsequent three fiscal years and includes additional compensation based on the Company meeting certain criteria relating to pre-tax income. Previously, the Company had a similar agreement with this individual. No additional compensation was paid during the three year period ended December 31, 2003.

                  The Company has also entered into other employment agreements with certain officers and key employees in the ordinary course of business. The aggregate annual base salaries under these agreements is as follows:

                  Years ending December 31,
                               2003                   $   719,000
                               2004                       422,000
                               2005                       347,000
                                                      -----------
                                                      $ 1,488,000
                                                      ===========

                  In addition, certain of these employees are entitled to receive additional compensation if certain performance criteria are met. No additional compensation was paid during the three year period ended December 31, 2003.

9. COMMON         In April 2002, the Company raised $2,521,939, after expenses
   STOCK,         of $208,061, in a private equity placement of 910,000 shares
   WARRANTS AND   of the Company's common stock and warrants to purchase 227,500
   OPTIONS        shares of the Company's common stock at an exercise price of
                  $3.80 per share


--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  until April 2007. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company utilized a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its initiative with HHN.

                  In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.

                  In November 2003 and February 2002, in connection with services rendered, the Company granted stock options and warrants to purchase 25,000 and 35,000 shares of common stock, respectively, exercisable for periods of ten and five years at exercise prices of $2.73 and $3.50 per share, respectively, the fair value of the stock at the dates of grant.

                  In November 2000, in connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company to redeem the warrants (the Put Option) at $5 and $6, (the Put Price) respectively, less the exercise price per share of $2. In lieu of honoring its obligation to redeem the warrants, the Company may require the selling stockholder to exercise the warrants with the Company only paying to the selling stockholder the difference between the Put Price and the market price of the common stock at the time of such exercise. The Company is released from its obligation under the Put Option if the Company's stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days. In November 2003, the selling stockholder exercised the Put Option on the first warrant (133,333.33 shares) and the Company elected to require him to exercise the warrant such that the Company was only required to pay him $1.52 per share, representing the difference between $5.00 and the average fair value of the shares during the requisite 10-day period, or $3.48. With this, along with a valuation performed by an independent appraiser on the second warrant, the Company recognized income of approximately $29,000 in 2003 as compared to an expense in 2002 and 2001 of $113,000 and $130,000, respectively. If a more than 50% change in control occurs, as defined, then under certain circumstances, the remaining warrant, unless previously exercised, is cancelled and the above noted Redemption Amount becomes payable.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  The Company has two stock option plans, the 1997 Stock Option Plan ("1997 Plan") and the 2000 Stock Option Plan ("2000 Plan"). The Company's 1991 Stock Option Plan ("1991 Plan") expired in 2001.

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

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           2000 Plans. In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

                  Information with respect to options under plans is as follows:

                                                                             Weighted
                                                                 Number       Average
                                                                   of        Exercise
                                                                 Shares        Price
                                                               ---------     --------
                  Balance - January 1, 2001                    1,002,516     $   2.62

                       Granted during 2001                       457,019         1.92
                       Forfeitures/expirations during 2001      (189,625)        2.45
                       Exercised during 2001                     (40,524)        1.85
                                                               ---------     --------

                  Balance - December 31, 2001                  1,229,386         2.41
                       Granted during 2002                       744,801         3.04
                       Forfeitures/expirations during 2002      (164,370)        2.62
                       Exercised during 2002                     (62,104)        2.08
                                                               ---------     --------

                  Balance - December 31, 2002                  1,747,713         2.69
                       Granted during 2003                       257,642         2.47
                       Forfeitures/expiration during 2003       (254,644)        2.57
                       Exercised during 2003                    (130,504)        2.25
                                                               ---------     --------

                  Balance - December 31, 2003                  1,620,207     $   2.68
                                                               =========     ========

                  At December 31, 2003, 2002 and 2001, 1,471,537, 1,522,713 and
                  1,149,386 options were exercisable, respectively.

                  The following table summarizes information about the stock options outstanding at December 31, 2003:

                     Options Outstanding                           Options Exercisable
-------------------------------------------------------------   ------------------------
                                   Weighted-
                                   Average          Weighted-                    Weighted
                                   Remaining         Average                      Average
    Range of        Number        Contractual       Exercise       Number        Exercise
Exercise Prices   Outstanding        Life            Price       Exercisable       Price
---------------   -----------        ----            -----       -----------       -----
$1.10 - $1.70       92,059           2.25          $  1.19          92,059      $   1.19
$1.70 - $2.60      690,931           4.93             2.18         650,931          2.17
$2.60 - $4.20      837,217           5.13             3.25         728,547          3.18
                 ---------           ----          -------       ---------      --------
                 1,620,207           4.88          $  2.68       1,471,537      $   2.61
                 =========           ====          =======       =========      ========

                  As of December 31, 2003 144,614 and 68,368 shares of common stock are available for future grants under the 1997 and 2000 Plans, respectively.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. OTHER INCOME  Other Income for the year ended December 31, 2003 includes a
                  Relocation and Employment Assistance Program (REAP) credit, which is refundable in full, of approximately $175,000. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. Other Income also includes a gain of approximately $170,000 resulting from the sale of a building that formerly housed the HCI telephone answering service operations. Additionally, other income includes approximately $75,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. Direct costs paid to third parties in connection with the replacement have been offset against other income; internal costs, including labor, are included within costs related to services in the consolidated statements of income. As of March 31, 2003, the replacement program was substantially completed.

                  Other income for the year ended December 31, 2002 included approximately $255,000 relating to the replacement of activators. Other income also included an insurance recovery of $100,000 relating to the loss of certain leased medical devices and approximately $98,000 of interest income principally relating to the investment of funds realized from the private placement (Note 9) and interest accrued on the note due from the Company's principal shareholder (Note 6).


11. EMPLOYEE      The Company sponsors a 401(k) savings plan that is available
    SAVINGS PLAN  to all eligible employees. Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. The Company contributed $14,799, $15,226 and $15,391 for the years ended December 31, 2003, 2002 and 2001, respectively.

12. MAJOR         Since 1983, the Company has provided Personal Emergency
    CUSTOMERS     Response Systems ("PERS") services to the City of New York's
                  Human Resources Administration Home Care Service Program
                  ("HCSP"). During the years ended December 31, 2003, 2002 and
                  2001, the Company's revenues from this contract represented
                  18%, 23%, and 26%, respectively, of its total revenue.

--------------------------------------------------------------------------------

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  In November 2002, in response to a Request For Proposal issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was recently submitted to the Company by HCSP.

                  Based on the preliminary terms of contract, which may still be subject to negotiation, the Company would experience approximately a 20% reduction in monthly revenue relating to the HCSP contract, as the contract calls for a reduced rate per subscriber per month. As a result, the Company would also realize reduced gross margins and net income arising from this contract. The new contract is anticipated to take effect in the second quarter of 2004. The Company has previously disclosed the possibility of the renewal terms of this contract being less favorable than the prior agreement and, has implemented a variety of measures in anticipation of this occurrence.

                  As of December 31, 2003 and 2002, accounts receivable from the contract represented 29% and 41%, respectively, of accounts receivable and leased medical devices in service under the contract represented 22% and 27%, respectively, of leased medical devices. Legal and other fees of approximately $80,000, $42,000 and $40,000 relating to the contract extension were expensed in 2003, 2002 and 2001, respectively.

13. SEGMENT       The Company has three reportable segments, Personal Emergency
    REPORTING     Response Systems ("PERS"), Telephone After-Hours Answering
                  Services ("TAS"), and Safe Com.

                  The table below provides a reconciliation of segment information to total consolidated information for the years ended 2003, 2002 and 2001:

                                                          2003
                                                          ----

                                           PERS            TAS          Safe Com     Consolidated
                                        -----------    -----------    -----------    -----------
Revenue                                 $12,520,210    $ 3,732,250    $   315,892    $16,568,352
Interest expense                             71,094          5,418           --           76,513
Depreciation and amortization             2,306,736        177,080         49,790      2,533,606
Income tax expense                          280,000        290,000          4,000        574,000
Net income                                  254,542        311,308          4,850        570,700
Total assets                             11,925,388      5,584,882        426,310     17,936,580
Additions to fixed assets                 1,114,325        563,327        104,089      1,781,741
Additions to goodwill and intangible
assets                                      567,188      1,725,084           --        2,292,272

--------------------------------------------------------------------------------
                                                                            F-26

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                          2002
                                                          ----

                                           PERS            TAS          Safe Com     Consolidated
                                        -----------    -----------    -----------    -----------
Revenue                                 $11,941,520    $ 2,664,361    $   186,534     $14,792,415
Interest expense                            107,935         21,115           --           129,050
Depreciation and amortization             1,991,667         70,504         31,843       2,094,014
Income tax expense                           21,000        251,000           --           272,000
Net income (loss)                            12,146        155,238        (11,765)        155,619
Total assets                             14,174,094      2,534,526        272,027      16,980,647
Additions to fixed assets                 1,208,822         58,260         80,400       1,347,482
Additions to goodwill and intangible
assets                                      608,791        124,227           --           733,018

                                                                     2001
                                                                     ----

                                           PERS               TAS          Safe Com       Consolidated
                                        -----------       -----------    ------------     ------------
Revenue                                 $ 11,458,140     $  2,391,522    $     96,937     $ 13,946,599
Interest expense                             161,438           57,435            --            218,873
Depreciation and amortization              1,893,233          108,725          22,630        2,024,588
Income tax expense                            51,000          149,000            --            200,000
Net income (loss)                            (33,847)         185,164         (41,758)         109,559
Total assets                              12,135,254        2,120,395         175,694       14,431,343
Additions to fixed assets                    794,679            4,003          18,758          817,440
Additions to goodwill and intangible
assets                                       231,562          108,402            --            339,964

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


--------------------------------------------------------------------------------
                                                                            F-27

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

       3(b)(i) Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 4(b) to the Company's Form S-3 Registration Statement under the Securities Act of 1933, Commission File No. 333-6159).

       3(b)(ii) Amendment to the Amended and Restated By-Laws of Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-QSB filed with the SEC on November 14, 2003).

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

       3(e)* Certificate of Incorporation of Live Message America Acquisition Corp.

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

       10(b) Employment Agreement dated August 12, 2003 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended June 30, 2003).

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

       10(r) Purchase/Leaseback Agreement dated July 13, 1999 with Celtic Leasing Corp. (Incorporated by reference to Exhibit 10(r) to the Company's Form 10-KSB for the year ended December 31, 1999).

       10(t) Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York. (Incorporated by reference to Exhibit 10(t) of the Company's Form 10-KSB for the year ended December 31, 2002).

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

       10(x) Term Promissory Note, dated June 24, 2002, issued by Howard M. Siegel in favor of the Company. (Incorporated by reference to Exhibit 10(x) of the Company's Form 10-KSB for the year ended December 31, 2002).

       21(a)*         Subsidiaries of the Company.

       23.1*          Consent of Margolin, Winer & Evens LLP.

       31.1*          Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 303 of the Sarbanes-Oxley Act of 2002.

       31.2*          Certification  of the Chief Financial  Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1*          Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2*          Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
*    Filed herewith.