Form 10QSB
period 2004-03-31
AMERICAN MEDICAL ALERT CORP
filed 2004-05-14
CIK 700721

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2004


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,859,918 shares of $.01 par value common stock as of May 7, 2004.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


                                            INDEX                              PAGE
Part  I  Financial Information

                  Report of Independent Accountants                              1

                  Condensed Consolidated Balance Sheets for March 31, 2004
                  and December 31, 2003                                          2

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2004 and 2003                     4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2004 and 2003                 5

                  Notes to Condensed Consolidated Financial Statements           7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 11

Part II  Other Information                                                      18

Report of Independent Accountants

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of March 31, 2004 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American Medical Alert Corp. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP

May 7, 2004

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                    March 31, 2004
                                                                                      (Unaudited)      Dec. 31, 2003
                                                                                     ------------      ------------
CURRENT ASSETS
     Cash                                                                            $  2,495,497      $  2,192,113
     Accounts receivable
     (net of allowance for doubtful accounts of $672,000 and $643,000)                  3,276,845         3,295,752
     Notes and other receivables                                                           22,354            22,077
     Inventory                                                                            475,863           451,924
     Prepaid and refundable taxes                                                             651           155,093
     Prepaid expenses and other current assets                                            500,980           471,497
     Deferred income taxes                                                                334,000           321,000
                                                                                     ------------      ------------

     Total Current Assets                                                               7,106,190         6,909,456
                                                                                     ------------      ------------

FIXED ASSETS
     (Net of accumulated depreciation and amortization)                                 6,819,784         6,739,165
                                                                                     ------------      ------------

OTHER ASSETS
       Long-term portion of notes receivable                                              115,620           121,314
       Intangible assets
            (net of accumulated amortization of $1,228,316 and $1,056,196)              1,662,046         1,834,166
       Goodwill (net of accumulated amortization of $58,868)                            2,153,657         2,086,815
       Other assets                                                                       275,597           148,664
       Deferred income taxes                                                              102,000            97,000
                                                                                     ------------      ------------
                                                                                        4,308,920         4,287,959
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $ 18,234,894      $ 17,936,580
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                                $    332,473      $    323,314
     Accounts payable                                                                     534,029           618,337
     Accrued expenses                                                                   1,077,614         1,012,214
     Current portion of capital lease obligations                                          91,275            89,656
     Deferred revenue                                                                      71,143           106,409
                                                                                     ------------      ------------
     Total Current Liabilities                                                          2,106,534         2,149,930

DEFERRED INCOME TAX LIABILITY                                                             907,000           882,000
LONG-TERM PORTION OF NOTES PAYABLE                                                        740,998           769,525
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                             96,276           119,814
LONG-TERM PORTION OF PUT WARRANT OBLIGATION                                               220,000           200,000
ACCRUED RENTAL OBLIGATION AND OTHER                                                       125,788           108,024
                                                                                     ------------      ------------
     TOTAL LIABILITIES                                                                  4,196,596         4,229,293
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                          -                 -
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
     Common  stock,  $.01 par value - authorized 20,000,000 shares; issued
     7,800,508 and 7,734,486 shares in 2004 and 2003, respectively                         78,005            77,345
     Additional paid-in capital                                                         9,724,411         9,573,863
     Retained earnings                                                                  4,341,914         4,162,111
                                                                                     ------------      ------------
                                                                                       14,144,330        13,813,319
     Less treasury stock, at cost (43,910 shares)                                        (106,032)         (106,032)
                                                                                     ------------      ------------
     Total Shareholders' Equity                                                        14,038,298        13,707,287
                                                                                     ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 18,234,894      $ 17,936,580
                                                                                     ============      ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  -----------      -----------
Revenues:
     Services                                                     $ 4,486,747      $ 3,779,829
     Product sales                                                     66,731          121,658
                                                                  -----------      -----------
                                                                    4,553,478        3,901,487
Costs and Expenses (Income):
     Costs related to services                                      2,059,638        1,834,364
     Costs of products sold                                            36,190           68,745
     Selling, general and administrative expenses                   2,161,188        1,968,137
     Interest expense                                                  15,917           21,302
     Other income                                                     (74,257)         (94,504)
                                                                  -----------      -----------

Income before Provision for Income Taxes                              354,802          103,443

Provision for Income Taxes                                            175,000           58,000
                                                                  -----------      -----------

NET INCOME                                                        $   179,802      $    45,443
                                                                  ===========      ===========

Net income per share:
     Basic                                                        $       .02      $       .01
                                                                  -----------      -----------
     Diluted                                                      $       .02      $       .01
                                                                  -----------      -----------

Weighted average number of common shares outstanding (Note 4)
     Basic                                                          7,717,805        7,426,739
                                                                  ===========      ===========
     Diluted                                                        8,196,113        7,525,330
                                                                  ===========      ===========

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2004             2003
                                                                                     -----------      -----------
Cash Flows From Operating Activities:

     Net income                                                                      $   179,802      $    45,443

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Depreciation and amortization                                                       713,776          531,237
     Provision for deferred taxes                                                          7,000                -
     Valuation of put warrant                                                             20,000           57,000
     Decrease (increase) in:
       Accounts receivables                                                               18,907           (8,487)
       Inventory                                                                         (23,939)          (8,176)
       Prepaid and refundable taxes                                                      154,442           50,400
       Prepaid expenses and other current assets                                         (29,483)          16,108
       Other assets                                                                        2,004                -
     Increase (decrease) in:
       Accounts payable, accrued expenses and other                                       13,566         (387,042)
       Deferred revenue                                                                  (35,266)         (49,543)
                                                                                     -----------      -----------

Net Cash Provided by Operating Activities                                              1,020,809          246,940
                                                                                     -----------      -----------

Cash Flows From Investing Activities:
     Expenditures for fixed assets                                                      (618,387)        (236,211)
     Investments in marketable securities                                                      -          500,000
     Repayment of notes receivable                                                         5,417            3,428
     Deposit on equipment                                                               (132,824)               -
     Increase in goodwill                                                                (66,842)         (28,826)
     Payment for account acquisitions and
      licensing agreement                                                                (14,710)         (14,040)
                                                                                     -----------      -----------

Net Cash (Used In) Provided by  Investing Activities                                    (827,346)         224,351
                                                                                     -----------      -----------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligation                                   (21,919)         (57,365)
     Proceeds from notes payable                                                          62,065           16,049
     Repayment of notes payable                                                          (81,433)         (78,977)
     Proceeds upon exercise of stock options                                             151,208                -
                                                                                     -----------      -----------

Net Cash Provided by (Used in) Financing Activities                                      109,921         (120,293)
                                                                                     -----------      -----------

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                            -------------------------
                                                               2004           2003
                                                            ----------     ----------
         Net Increase in Cash                               $  303,384     $  350,998

         Cash, Beginning of Period                           2,192,113        863,417
                                                            ----------     ----------

         Cash, End of Period                                $2,495,497     $1,214,415
                                                            ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                    $   12,117     $   21,302
                                                            ==========     ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                $   13,558     $    6,735
                                                            ==========     ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

  Fixed assets recorded under capital lease obligations     $        -     $   45,000


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB.

2. Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The accounting policies used in preparing these financial statements are thesame as those described in the December 31, 2003 financial statements.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Certain amounts for the three months ended March 31, 2003 consolidated financial statements have been reclassified to conform to the three months ended March 31, 2004 presentation.

3. Accounting for Stock-Based Compensation:

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


                                                      Quarter Ended March 31,
                                                  -----------------------------
                                                       2004             2003
                                                  -----------       -----------
Net income, as reported                           $   179,802       $    45,443
Deduct: Total stock-based employee
compensation
  expense determined under
  fair value based method                           (79,473)          (142,516)
                                                  -----------       -----------
Pro forma net income (loss)                       $ 100,329          $ (97,073)

Earnings (loss) per share:
  Basic - as reported                             $    0.02          $     0.01
  Basic - pro forma                               $    0.01          $    (0.01)
  Diluted - as reported                           $    0.02          $     0.01
  Diluted - pro forma                             $    0.01          $    (0.01)


The weighted average grant date fair value of options granted during the quarters ended March 31, 2004 and 2003 was $8,898 and $69,283, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      2004               2003
                                                  -----------        -----------

Expected life (years)                                  2                  2
Risk free interest rate                              1.59%              1.70%
Expected volatility                                 40.04%             38.80%
Expected dividend yield                                -                  -

4. Earnings Per Share:

Earnings per share data for the three months ended March 31, 2004 and 2003 is presented in conformity with SFAS No. 128, "Earnings Per Share."

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

                                                             Income                  Shares                Per-Share
                    March 31, 2004                         (Numerator)            (Denominator)             Amounts
                    --------------                       -------------            -------------        ------------
         Basic EPS -
             Income available to
                  common stockholders                    $     179,802               7,717,805            $ .02
                                                                                                          =====

         Effect of dilutive securities -
             Options and warrants                                   -                  478,308
                                                         -------------           -------------

         Diluted EPS -
             Income available to common
                  stockholders and
                  assumed conversions                    $     179,802               8,196,113            $ .02
                                                         =============          ==============            =====

                    March 31, 2003
                    --------------
         Basic EPS -
             Income available to
                  common stockholders                    $      45,443               7,426,739            $.01
                                                                                                          ====

         Effect of dilutive securities -
             Options and warrants                                   -                   98,591
                                                         -------------          --------------

         Diluted EPS -
             Income available to common
                  stockholders and
                  assumed conversions                    $      45,443               7,525,330            $.01
                                                         =============          ==============            ====

5. Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the three months ended March 31, 2004 and 2003, the Company's revenues from this contract represented 16% and 20%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was submitted recently.

The terms of the draft contract calls for approximately a 20% reduction in monthly revenue relating to the HCSP, or approximately a 3% reduction in the Company's total monthly revenue. The draft contract calls for reduced service requirements and a reduced rate per subscriber per month. The Company would also realize reduced gross margins and net income if the draft contract is executed in its current form. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the potential impact of this occurrence. The final terms, conditions and commencement date of this contract remain subject to negotiation.

As of March 31, 2004 and December 31, 2003, accounts receivable from the contract represented 29% of accounts receivable and leased medical devices in service under the contract represented approximately 20% and 22%, respectively, of leased medical devices.

6. Segment Reporting:


The Company has three reportable segments, Personal Emergency Response Systems ("PERS"), Telephone After-Hours Answering Services ("TAS"), and Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2004 and 2003:


                                                                  2004
                                       -----------------------------------------------------------
                                          PERS             TAS          Safe Com       Consolidated
                                       -----------     -----------     -----------     -----------
Revenue                                $ 3,270,218     $ 1,191,636     $    91,624     $ 4,553,478
Income before provision for income
taxes                                      125,168         202,914          26,720         354,802
Total assets                            11,941,076       5,769,836         523,982      18,234,894

                                                                  2003
                                       -----------------------------------------------------------
                                          PERS             TAS          Safe Com       Consolidated
                                       -----------     -----------     -----------     -----------
Revenue                                $ 3,107,497     $   724,805     $    69,185      $ 3,901,487
Income (loss) before provision for
income taxes                                57,303          48,887          (2,747)         103,443
Total assets                            13,938,794       2,347,521         324,897       16,611,212

7. Contingencies:

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


8. Subsequent Events:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $563,816. Additionally, cash payments of $51,256 and $76,884 will be paid to the Seller after the first and second year anniversary from the date of the executed agreement, respectively. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements contained in the latest Annual Report dated December 31, 2003.

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

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at March 31, 2004 was $975,000. There were no amounts outstanding on the revolving credit line at March 31, 2004.

At March 31, 2004, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003.

The following table is a summary of contractual obligations as of March 31, 2004:

                                                             Payments Due by Period
--------------------------------     ----------     ----------     ----------     ----------     ----------
Contractual  Obligations              Total        Less than 1     1-3 years      4-5 years      After 5
                                                   year                                          years
--------------------------------     ----------     ----------     ----------     ----------     ----------
Revolving Credit Line                $  - 0 -
--------------------------------     ----------     ----------     ----------     ----------     ----------
Debt                                 $1,073,471     $  332,473     $  323,240     $  417,758
--------------------------------     ----------     ----------     ----------     ----------     ----------
Capital Leases                       $  187,551     $   91,275     $   96,276
--------------------------------     ----------     ----------     ----------     ----------     ----------
Put Warrant Obligation               $  220,000              -     $  220,000
--------------------------------     ----------     ----------     ----------     ----------     ----------
Operating Leases                     $5,607,864     $  560,917     $1,465,352     $  634,221     $2,947,374
--------------------------------     ----------     ----------     ----------     ----------     ----------
Total Contractual Cash               $7,088,886     $  984,665     $2,104,868     $1,051,979     $2,947,374
Obligations
--------------------------------     ----------     ----------     ----------     ----------     ----------


The Company's working capital on March 31, 2004 was $4,999,656 as compared to $4,759,526 on December 31, 2003. The Company believes that its present cash and working capital position combined with its borrowing availability under its credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2004, the Company anticipates it will make capital expenditures of approximately $1,500,000 - $1,750,000 for the production and purchase of the PERS Buddy and additional PERS systems and the continued enhancement of its telephony and management information systems.

Other Factors:

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-Link OnCall operations will provide additional efficiencies and facilitate the continued projected growth of the H-Link and Disease Management Monitoring divisions. The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company will be the exclusive manufacturer and distributor (based on achievement of certain sales milestones), in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement and concludes at the end of the initial term of the Agreement. As of March 31, 2004, $281,060 of the license fee is still due to HHN and is included in accrued expenses.

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the three months ended March 31, 2004 and 2003, the Company's revenues from this contract represented 16% and 20%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was submitted recently.

The terms of the draft contract calls for approximately a 20% reduction in monthly revenue relating to the HCSP, or approximately a 3% reduction in the Company's total monthly revenue.

The draft contract calls for reduced service requirements and a reduced rate per subscriber per month. The Company would also realize reduced gross margins and net income if the draft contract is executed in its current form. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the potential impact of this occurrence. The final terms, conditions and commencement date of this contract remain subject to negotiation. Among other things, the Company has reduced its reliance on the HCSP contract from 47 percent of gross revenue in 1998, to 16% in 2004. The Company has diversified its revenue sources to four distinct revenue streams and has taken significant steps in reducing overhead. During the fourth quarter of 2003 and the first quarter of 2004, the Company secured certain other PERS contracts and further streamlined operational processes. The Company estimates that the new contracts and cost efficiencies will significantly mitigate the financial impact of the modification to the HCSP contract.


Results of Operations
The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased by $651,991 for the three months ended March 31, 2004 as compared to the same period in 2003, an increase of 17%. Revenue increased due to several factors. On June 30, 2003 the Company acquired substantially all of the assets of LMA, a telephone answering service, which generated approximately $380,000 for the three months ended March 31, 2004. In November 2003, the Company entered into an agreement with a customer whereby over 3,000 Personal Emergency Response Systems (PERS) have now been placed online. This has generated approximately $120,000 of revenue for the three months ended March 31, 2004. Additionally, revenue from the Company's existing OnCall telephone answering service business increased approximately $75,000 primarily due to the execution of agreements with healthcare and hospital organizations. The remaining increase is due to variety of other smaller items including revenues generated from the rental and monitoring of the Health Buddy and the security monitoring business.

Costs related to services increased by $225,274 for the three months ended March 31, 2004 as compared to the same period in 2003, an increase of 12%. Costs related to services, as a percentage of service revenues, for the three months ended March 31, 2004 and 2003 were 46% and 49%, respectively. The increase is due to a variety of factors. First, with the acquisition of LMA in June 2003, the Company incurred approximately $150,000 of costs related to services for the three months ended March 31, 2004. Second, in April 2003, the Company occupied a new facility to operate its emergency response center and its telephone answering service. The rent associated with this new facility was approximately $80,000, while in the same period in 2003 the Company incurred approximately $16,000 in similar costs, as the telephone answering service was operating out of a Company owned building. Third, the increase in costs related to services was due to the Company adding personnel, principally during the latter part of 2003, in its (i) customer service and emergency response system areas, primarily to handle the new business obtained in November 2003, and (ii) telephone answering service division to continue to handle the current and future growth of that business. This accounted for approximately a $75,000 increase as compared to the same period last year. Additionally, depreciation, through the purchases of the Company's new disease management product along with the purchases of its personnel emergency response equipment and the depreciation on the capital expenditures relating to the new facility, increased by approximately $70,000 for the three months ended March 31, 2004, as compared to the same period in 2003. These increases of approximately $359,000 were partially offset by a reduction in repair and upgrade costs associated with the PERS devices and a reduction in personnel costs associated the completion of the activator replacements.

Selling, general and administrative expenses increased by $193,051 for the three months ended March 31, 2004 as compared to the same period in 2003, an increase of 10%. Selling, general, and administrative expenses, as a percentage of total revenue, for the three months ended March 31, 2004 and 2003 were 47% and 50%, respectively. The increase in selling, general and administrative expenses is primarily due the following items:

     o    LMA Expenses

     The acquisition of LMA resulted in the Company incurring approximately $150,000 of administrative costs for the three months ended March 31, 2004. This expense consists primarily of payroll and related benefits of approximately $80,000 and amortization expense of $30,000

     o    Amortization Expense

     Amortization expense, excluding LMA, in 2004 increased by approximately $85,000 as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003.

     o    Personnel and Related Benefits

     The Company increased the number of personnel in order to service the November 2003 agreement pursuant to which over 3,000 Personal Emergency Response Systems (PERS) have now been placed online and to continue to market and manage disease management products, . This, along with an increase in compensation levels, increased payroll and related benefits by approximately $40,000, as compared to the same period in 2003.

These increases in selling, general and administrative expenses were offset by a reduction in the following expenses as follows:

     o    Commission Expense

     The decrease in this account is primarily due to the loss of certain PERS contracts in 2003 in which commissions in the amount of approximately $30,000 per quarter were recorded. In addition, there were certain other contracts in which less commission expense was realized in the three months ended March 31, 2004, as compared to the same period in 2003, of approximately $10,000.

     o    Put Warrant Expense

     In connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock at an exercise price of $2 per share. The warrants were and are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder had the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company, under certain circumstances, to redeem the warrants (the Put Option) at $5 or $6 per warrant share, respectively, less the exercise price per share of $2. In lieu of honoring its obligation to redeem the warrant in November 2003, the Company was entitled to elect, and did elect, to require the selling stockholder to exercise the warrant (133,333.33 shares) with the Company only paying to the selling stockholder the difference between the Put Price and the market price of the common stock at the time of such exercise. Therefore, for the three months ended March 31, 2004, only one warrant (105,000 shares) exists in which the Company recognized an expense of $20,000, as compared to an expense of $57,000 on two warrants (133,333 and 105,000 shares) for the same period last year.

Interest expense decreased by $5,385 for the three months ended March 31, 2004 as compared to the same period in 2003, a decrease of 25%. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases.

Other income decreased by $20,247 for the three months ended March 31, 2004 as compared to the same period in 2003. Other Income in the 2004 includes a Relocation and Employment Assistance Program (REAP) credit in the amount of approximately $57,000. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period and during the first five years the Company will be refunded the full amount of the eligible credit. In the same period for 2003, other income included approximately $88,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program.

The Company's income before provision for income taxes for the three months ended March 31, 2004 was $354,802 as compared to $103,443 for the same period in 2003. The increase of $251,359 resulted from an increase in the Company's service revenues offset by an increase in the Company's costs related to services and selling, general and administrative costs.

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

         Reserves for Uncollectible Accounts Receivable
         The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $672,000 and $643,000 as of March 31, 2004 and December 31, 2003, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase the general and administrative expenses and reduce the reported net income. Conversely, if actual credit losses are significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

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

         Valuation of Goodwill
         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. The Company completed the annual impairment test during the fourth quarter of 2003 and no impairment was determined. As described in Note 1 to the Consolidated Financial Statements, the Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,153,657 at March 31, 2004 and $2,086,815 at December 31, 2003.

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

Item 3. Controls and Procedures.

Based on their evaluation as of March 31, 2004, the Company and the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibit and Reports on Form 8-K.

(a) Exhibits:

No.      Description
---      -----------

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K:

On March 29, 2004,  the Company  filed a Current  Report on Form 8-K relating to
Item 12, Results of Operations and Financial Conditions, reporting the issuance of a press release announcing the Company's results for the year ended December 31, 2003.

On April 13, 2004,  the Company  filed a Current  Report on Form 8-K relating to
Item 5, Other Information, reporting the issuance of a press release announcing the Company's acquisition of the operating assets of alphaCONNECT, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERICAN MEDICAL ALERT CORP.


Dated:  May 14, 2004                         By: /s/ Howard M. Siegel
                                                 -------------------------------
                                                 Name: Howard M. Siegel
                                                 Title:  Chairman of the Board,
                                                         President and CEO



                                             By: /s/ Richard Rallo
                                                 -------------------------------
                                                 Name: Richard Rallo
                                                 Title: Chief Financial Officer