Form 10QSB
period 2004-06-30
AMERICAN MEDICAL ALERT CORP
filed 2004-08-16
CIK 700721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WashinGton, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2004


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,983,681 shares of $.01 par value common stock as of August 10, 2004.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES



                              INDEX                                         PAGE

Part I   Financial Information

             Report of Independent Registered Public Accounting Firm           1

             Condensed Consolidated Balance Sheets for June 30, 2004
             and December 31, 2003                                             2

             Condensed Consolidated Statements of Income for the               4
             Six Months Ended June 30, 2004 and 2003

             Condensed Consolidated Statements of Income for the
             Three Months Ended June 30, 2004 and 2003                         5

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 2004 and 2003                       6

             Notes to Condensed Consolidated Financial Statements              8

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13

             Controls and Procedures                                          23

Part II  Other Information                                                    23

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of June 30, 2004 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York
August 10, 2004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                        AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                                   June 30, 2004
                                                                                    (Unaudited)              Dec. 31, 2003
                                                                               ---------------------    --------------------
CURRENT ASSETS
     Cash                                                                         $    2,325,447          $     2,192,113
     Accounts receivable
     (net of allowance for doubtful accounts of $637,500 and $643,000)                 3,955,394                3,295,752
     Notes and other receivables                                                          22,635                   22,077
     Inventory                                                                           425,231                  451,924
     Prepaid and refundable taxes                                                              -                  155,093
     Prepaid expenses and other current assets                                           645,005                  471,497
     Deferred income taxes                                                               328,000                  321,000
                                                                                  --------------          ---------------
     Total Current Assets                                                              7,701,712                6,909,456
                                                                                  --------------          ---------------
FIXED ASSETS
     (Net of accumulated depreciation and amortization)                                7,113,309                6,739,165
                                                                                  --------------          ---------------
OTHER ASSETS
     Long-term portion of notes receivable                                               109,855                  121,314
     Intangible assets
          (net of accumulated amortization of $1,416,987 and $1,056,196)               1,823,375                1,834,166
     Goodwill (net of accumulated amortization of $58,868)                             2,563,864                2,086,815
     Other assets                                                                        144,757                  148,664
     Deferred income taxes                                                               114,000                   97,000
                                                                                  --------------          ---------------
                                                                                       4,755,851                4,287,959
                                                                                  --------------          ---------------
TOTAL ASSETS                                                                      $   19,570,872          $    17,936,580
                                                                                  ==============          ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                             $      331,438          $       323,314
     Accounts payable                                                                    871,511                  618,337
     Accrued expenses and taxes payable                                                1,236,448                1,012,214
     Current portion of capital lease obligations                                         91,762                   89,656
     Deferred revenue                                                                     35,878                  106,409
                                                                                  --------------          ---------------
     Total Current Liabilities                                                         2,567,037                2,149,930

DEFERRED INCOME TAX LIABILITY                                                            913,000                  882,000
LONG-TERM PORTION OF NOTES PAYABLE                                                       658,322                  769,525
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                            72,930                  119,814
LONG-TERM PORTION OF PUT WARRANT OBLIGATION                                              240,000                  200,000
ACCRUED RENTAL OBLIGATION                                                                143,289                  108,024
OTHER LIABILITIES                                                                         76,884                        -
                                                                                  --------------          ---------------
     TOTAL LIABILITIES                                                                 4,671,462                4,229,293
                                                                                  --------------          ---------------



COMMITMENTS AND CONTINGENT LIABILITIES                                                         -                        -

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued
     and  outstanding                                                                          -                        -
     Common  stock,  $.01 par  value -  authorized  20,000,000
     shares; issued 7,799,019 and 7,734,486 shares in 2004 and 2003, respectively         79,990                   77,345
     Additional paid-in capital                                                       10,383,020                9,573,863
     Retained earnings                                                                 4,542,432                4,162,111
                                                                                  --------------          ---------------
                                                                                      15,005,442               13,813,319
     Less treasury stock, at cost (43,910 shares)                                       (106,032)                (106,032)
                                                                                  --------------          ---------------
     Total Shareholders' Equity                                                       14,899,410               13,707,287
                                                                                  --------------          ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   19,570,872          $    17,936,580
                                                                                  ==============          ===============

See accompanying notes to condensed financial statements.

                                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                2004                       2003
                                                                            -----------                -----------
Revenues:
     Services                                                               $ 9,182,317                $ 7,663,131
     Product sales                                                              142,612                    191,721
                                                                            -----------                -----------
                                                                              9,324,929                  7,854,852
Costs and Expenses (Income):
     Costs related to services                                                4,230,125                  3,694,507
     Costs of products sold                                                      78,217                     99,035
     Selling, general and administrative expenses                             4,384,339                  3,832,434
     Interest expense                                                            31,251                     38,823
     Other income                                                              (154,325)                  (209,849)
                                                                            -----------                -----------

Income before Provision for Income Taxes                                        755,322                    399,901

Provision for Income Taxes                                                      375,000                    185,000
                                                                            -----------                -----------

NET INCOME                                                                  $   380,322                $   214,901
                                                                            ===========                ===========

Net income per share:
     Basic                                                                  $       .05                $       .03
                                                                            -----------                -----------
     Diluted                                                                $       .05                $       .03
                                                                            -----------                -----------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                    7,799,121                  7,430,601
                                                                            ===========                ===========
     Diluted                                                                  8,356,818                  7,547,894
                                                                            ===========                ===========


See accompanying notes to condensed financial statements.

                                   AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                                                   Three Months Ended June 30,
                                                                                2004                       2003
                                                                            -----------                -----------
Revenues:
     Services                                                               $ 4,695,570                $ 3,883,302
     Product sales                                                               75,881                     70,063
                                                                            -----------                -----------
                                                                              4,771,451                  3,953,365
Costs and Expenses (Income):
     Costs related to services                                                2,170,487                  1,860,143
     Costs of products sold                                                      42,027                     30,290
     Selling, general and administrative expenses                             2,223,151                  1,864,297
     Interest expense                                                            15,334                     17,521
     Other income                                                               (80,068)                  (115,345)
                                                                            -----------                -----------

Income before Provision for Income Taxes                                        400,520                    296,458

Provision for Income Taxes                                                      200,000                    127,000
                                                                            -----------                -----------

NET INCOME                                                                  $   200,520                $   169,458
                                                                            ===========                ===========

Net income per share:
     Basic                                                                  $       .03                $       .02
                                                                            -----------                -----------
     Diluted                                                                $       .02                $       .02
                                                                            -----------                -----------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                                    7,880,438                  7,434,462
                                                                            ===========                ===========
     Diluted                                                                  8,517,524                  7,570,458
                                                                            ===========                ===========


See accompanying notes to condensed financial statements.

                                      AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)



                                                                                        Six Months Ended June 30,
                                                                                    2004                       2003
                                                                                -----------                -----------
Cash Flows From Operating Activities:

     Net income                                                                 $   380,322                $   214,901

     Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
     Provision for deferred income taxes                                              7,000                     20,000
     Depreciation and amortization                                                1,459,638                  1,096,017
     Valuation of put warrant                                                        40,000                    111,333
     Decrease (increase) in:
       Accounts receivables                                                        (639,881)                   101,163
       Inventory                                                                     26,693                     10,118
       Prepaid and refundable taxes                                                 155,093                     56,340
       Prepaid expenses and other current assets                                   (173,508)                    45,532
       Other assets                                                                  (3,868)                     6,745
     Increase (decrease) in:
       Accounts payable, accrued expenses and other                                 643,831                   (286,282)
       Deferred revenue                                                             (70,531)                   (99,086)
                                                                                -----------                -----------

Net Cash Provided by Operating Activities                                         1,824,789                  1,276,781
                                                                                -----------                -----------

Cash Flows From Investing Activities:
     Expenditures for fixed assets                                               (1,440,216)                  (771,110)
     Purchase of LMA                                                                      -                 (1,686,720)
     Purchase of alphaCONNECT, Inc.                                                (767,956)                         -
     Investments in marketable securities                                                 -                  2,057,925
     Deposit on medical devices                                                           -                     25,620
     Repayment of notes receivable                                                   10,901                     46,578
     Increase in goodwill                                                          (103,855)                   (75,034)
     Payment for account acquisitions and
      licensing agreement                                                           (54,274)                   (41,917)
                                                                                -----------                -----------

Net Cash (Used In) Investing Activities                                          (2,355,400)                  (444,658)
                                                                                -----------                -----------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligation                              (44,778)                  (113,663)
     Proceeds from notes payable                                                     62,065                     16,049
     Repayment of notes payable                                                    (165,144)                  (160,286)
     Proceeds upon exercise of stock options                                        811,802                     21,224
                                                                                -----------                -----------

Net Cash Provided by (Used in) Financing Activities                                 663,945                   (236,676)
                                                                                -----------                -----------


See accompanying notes to condensed financial statements.


                               AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                (Unaudited)



                                                                             Six Months Ended June 30,
                                                                          2004                     2003
                                                                      ----------               ----------
         Net Increase in Cash                                         $  133,334               $  595,447

         Cash, Beginning of Period                                     2,192,113                  863,417
                                                                      ----------               ----------

         Cash, End of Period                                          $2,325,447               $1,458,864
                                                                      ==========               ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                              $   27,501               $   40,917
                                                                      ==========               ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                          $   83,163               $   28,640
                                                                      ==========               ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

  Fixed assets recorded under capital lease obligations                  $     -               $   75,000


See Note 5 for assets and liabilities acquired in connection with the purchases of LMA and alphaCONNECT, Inc.

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

2.   Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the six and three months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Certain amounts in the six and three months ended June 30, 2003 financial statements have been reclassified to conform to the 2004 presentation.

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


                                       Six Months Ended June 30,                   Three Months Ended June 30,
                                       2004                  2003                  2004                  2003
                                       ----                  ----                  ----                  ----
Net income, as reported            $   380,322           $   214,901           $   200,520           $   169,458
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method               (156,624)             (183,585)              (77,151)              (41,069)
                                   -----------           -----------           -----------           -----------
Pro forma net income               $   223,698           $    31,316           $   123,369           $   128,389

Earnings per share:
  Basic - as reported              $      0.05           $      0.03           $      0.03           $      0.02
  Basic - pro forma                $      0.03           $      0.00           $      0.02           $      0.02
  Diluted - as reported            $      0.05           $      0.03           $      0.02           $      0.02
  Diluted - pro forma              $      0.03           $      0.00           $      0.01           $      0.02

The weighted average grant date fair value of options granted during the six months ended June 30, 2004 and 2003 was $86,049 and $103,352, respectively. During the three months ended June 30, 2004 and 2003 the fair value of options granted was $77,151 and $34,069, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                   Six Months Ended June 30,     Three Months Ended June 30,
                                     2004            2003            2004           2003
                                     ----            ----            ----           ----
Expected life (years)                   2               2               2               2
Risk free interest rate              2.36%           2.02%           2.46%           2.02%
Expected volatility                 42.68%          38.83%          43.03%          38.83%
Expected dividend yield                 -               -               -               -

4.   Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2004 and 2003 is presented in conformity with SFAS No. 128, "Earnings Per Share".

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

                                                             Income                  Shares                Per-Share
Six Months Ended June 30, 2004                             (Numerator)            (Denominator)             Amounts
------------------------------                           -------------            -------------        ------------
Basic EPS - Income available to
  common stockholders                                   $ 380,322               7,799,121               $   .05
                                                                                                        =======
Effect of dilutive securities -
 Options and warrants                                           -                 557,697
                                                        ---------               ---------
Diluted EPS - Income available
to common stockholders and
assumed conversions                                     $ 380,322               8,356,818               $   .05
                                                        =========               =========               =======



Three Months Ended June 30, 2004
--------------------------------

Basic EPS -Income available to
 common stockholders                                    $ 200,520               7,880,438               $   .03
                                                                                                        =======
Effect of dilutive securities -
 Options and warrants                                           -                 637,086
                                                        ---------               ---------
Diluted EPS - Income available to  common
stockholders and
 assumed conversions                                    $ 200,520               8,517,524               $   .02
                                                        =========               =========               =======

Six Months Ended June 30, 2003
------------------------------

Basic EPS - Income available to
 common stockholders                                    $ 214,901               7,430,601               $   .03
                                                                                                        =======
Effect of dilutive securities -
 Options and warrants                                           -                 117,293
                                                        ---------               ---------

Diluted EPS - Income available to common
stockholders and
 assumed conversions                                    $ 214,901               7,547,894               $   .03
                                                        =========               =========               =======

Three Months Ended June 30, 2003
--------------------------------

Basic EPS - Income available to
 common stockholders                                    $ 169,458               7,434,462               $   .02
                                                                                                        =======
Effect of dilutive securities -
 Options and warrants                                           -                 135,996
                                                        ---------               ---------

Diluted EPS - Income available to common
stockholders and
 assumed conversions                                    $ 169,458               7,570,458               $   .02
                                                        =========               =========               =======

5.   Acquisitions:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $563,816. Additionally, cash payments of $51,256 and $76,884 will be paid to the Seller after the first and second year anniversary from the date of the executed agreement, respectively. The Company also paid professional fees of $76,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. The results of operations of alphaCONNECT, Inc. are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition. The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

     Accounts receivable                                  $        19,762
     Fixed Assets                                                  25,000
     Non-compete agreement                                         25,000
     Customer List                                                325,000
     Goodwill                                                     373,194
                                                          ---------------

     Cost to acquire alphaCONNECT, Inc.                   $       767,956
                                                          ===============

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

     Accounts receivable                                  $       137,537
     Fixed Assets                                                  75,000
     Non-compete agreement                                         50,000
     Customer List                                                550,000
     Goodwill                                                     892,570
     Customer deposits                                            (18,387)
                                                          ---------------

     Cost to acquire LMA                                  $     1,686,720
                                                          ===============

Unaudited pro forma results of operations for the six and three months ended June 30, 2004 and 2003 as if alphaCONNECT, Inc. and LMA had been consolidated as of the beginning of the earliest period presented follow. The pro forma results for the six and three months ended June 30, 2004 and 2003 which include estimates which management believes are reasonable are as follows:

                                     Six Months Ended June 30,                   Three Months Ended June 30,
                                     -------------------------                  ----------------------------
                                   2004                   2003                  2004                    2003
                                   ----                   ----                  ----                    ----
Revenue                       $   9,475,000              8,895,000          $   4,770,000              4,475,000
Net income                          410,000                302,000                200,000                212,000
Net income per share
     Basic                    $         .05          $         .04          $         .03          $         .03
                              =============          =============          =============          =============
     Diluted                  $         .05          $         .04          $         .02          $         .03
                              =============          =============          =============          =============

The unaudited pro forma results of operations for the six and three months ended June 30, 2004 and 2003 do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company's results of operations for any future period.

6.   Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the six months ended June 30, 2004 and 2003, the Company's revenues from this contract represented 15% and 19%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was submitted recently. The terms of the draft contract under discussion calls for approximately a 20% reduction in monthly revenue relating to the HCSP, or approximately a 3% reduction in the Company's total monthly revenue. The draft contract calls for reduced service requirements and a reduced rate per subscriber per month. The Company would also realize reduced gross margins and net income if the draft contract is executed in its current form. However, the Company currently continues to provide services and record reimbursement at the rates, terms and conditions of the legacy agreement as final rates, terms, conditions and commencement date of this contract remain subject to negotiation. Concurrently, the Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of June 30, 2004 and December 2003, accounts receivable from the contract represented 27% and 29%, respectively, of accounts receivable and leased medical devices in service under the contract represented approximately 19% and 22%, respectively, of leased medical devices.

7.   Segment Reporting:

The Company has three reportable segments, (i) Personal Emergency Response Systems ("PERS"), (ii) Telephone After-Hours Answering Services ("TAS"), which is provided through the Company's HCI subsidiary, which acquired the assets of Harriet Campbell Inc. on November 21, 2000, acquired the assets of Live Message America, Inc. (LMA) on June 30, 2003, and acquired the assets of alphaCONNECT, Inc. on April 12, 2004, and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2004 and 2003:

                                                             2004
                                                             ----

                                                     PERS                  TAS                Safe Com           Consolidated
                                                  -----------          -----------          -----------          ------------
Six Months Ended June 30, 2004
------------------------------
Revenue                                           $ 6,611,987          $ 2,532,631          $   180,311          $ 9,324,929
Income before provision for income taxes              300,926              407,302               47,094              755,322
Total assets                                       12,743,018            6,275,193              552,661           19,570,872


                                                     PERS                  TAS                Safe Com           Consolidated
                                                  -----------          -----------          -----------          ------------
Three Months Ended June 30, 2004
--------------------------------
Revenue                                           $ 3,341,769          $ 1,340,995          $    88,687          $ 4,771,451
Income before provision for income taxes              175,758              204,388               20,374              400,520





                                                             2003
                                                             ----

                                                     PERS                  TAS                Safe Com           Consolidated
                                                  -----------          -----------          -----------          ------------
Six Months Ended June 30, 2003
------------------------------
Revenue                                           $ 6,228,777          $ 1,479,463          $   146,612          $ 7,854,852
Income (loss) before provision for income
taxes                                                 126,232              281,118               (7,449)             399,901
Total assets                                       12,329,900            4,176,344              311,980           16,818,224


                                                     PERS                  TAS                Safe Com           Consolidated
                                                  -----------          -----------          -----------          ------------
Three Months Ended June 30, 2003
--------------------------------
Revenue                                           $ 3,121,281          $   754,658          $    77,426          $ 3,953,365
Income (loss) before provision for income
taxes                                                 116,132              185,028               (4,702)             296,458

8.   Commitments and Contingencies:

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-KSB dated December 31, 2003.

Statements contained in this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans, our contract with the City of New York and product liability risks. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "project," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

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

Liquidity and Capital Resources
-------------------------------

In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of the Company's common stock and warrants. Several investors purchased an aggregate of 910,000 shares of the Company's common stock and warrants to purchase 227,500 shares of the Company's common stock at an exercise price of $3.80 per share and exercisable until April 2007. As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement. The Company utilized a majority of the proceeds from this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its initiative with HHN.

In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available for three years. The outstanding balance on the term loan at June 30, 2004 was $900,000. There were no amounts outstanding on the revolving credit line at June 30, 2004.

At June 30, 2004, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003.

The following table is a summary of contractual obligations as of June 30, 2004:

----------------------------------- ----------------------------------------------------------------------------------
                                                                     Payments Due by Period
----------------------------------- ----------------------------------------------------------------------------------
Contractual  Obligations            Total            Less   than   1     1-3 years        4-5 years     After 5 years
                                                     year
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------
Revolving Credit Line               $     - 0 -
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------
Debt                                $     989,760    $   331,438      $     648,551     $     9,771
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------
Capital Leases                      $     164,692    $    91,762      $      72,930
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------
Operating Leases                    $   5,464,124    $   546,226      $   1,414,409     $   638,978      $ 2,864,511
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------
Put Warrant Obligation              $     240,000    $      -         $     240,000
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------
Total Contractual Obligations       $   6,858,576    $   969,426      $   2,375,890     $   648,749      $ 2,864,511
----------------------------------- ---------------- ---------------- --------------- -------------- -----------------

The Company's working capital on June 30, 2004 was $5,134,675 as compared to $4,759,526 on December 31, 2003. The Company believes that its present cash and working capital position combined with its borrowing availability under its credit facility and future anticipated cash flow generated from operations will be sufficient to meet its cash and working capital needs for at least the next 12 months. During 2004, the Company anticipates it will make capital expenditures of approximately $2,300,000 - $2,700,000 for the production and purchase of the PERS Buddy and additional PERS systems and the continued enhancement of its telephony and management information systems. For the six months ended June 30, 2004, approximately $1,440,000 was spent on capital expenditures.

Other Factors:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $563,816. Additionally, cash payments of $51,256 and $76,884 will be paid to the Seller after the first and second year anniversary from the date of the executed agreement, respectively. The Company also paid professional fees of $76,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. The results of operations of alphaCONNECT, Inc. are included in the TAS segment as of the date of acquisition.

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

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company is developing, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company is the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The Company's right to maintain such exclusivity is based on achievement of certain sales milestones. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement and concludes at the end of the initial term of the Agreement. As of June 30, 2004, $241,496 of the license fee is still due to HHN and is included in accrued expenses.

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). During the six months ended June 30, 2004 and 2003, the Company's revenues from this contract represented 15% and 19%, respectively, of its total revenue.

In November 2002, in response to a Request For Proposal ("RFP") issued by HCSP, AMAC and several other companies submitted proposals to provide PERS services on behalf of the City of New York for the period April 1, 2004 through March 31, 2007. The Company was chosen as the approved vendor and is currently reviewing the draft contract which was submitted recently. The terms of the draft contract under discussion calls for approximately a 20% reduction in monthly revenue relating to the HCSP, or approximately a 3% reduction in the Company's total monthly revenue. The draft contract calls for reduced service requirements and a reduced rate per subscriber per month. The Company would also realize reduced gross margins and net income if the draft contract is executed in its current form. However, the Company currently continues to provide services and record reimbursement at the rates, terms and conditions of the legacy agreement as final rates, terms, conditions and commencement date of this contract remain subject to negotiation. Concurrently, the Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, f any, of this occurrence. The Company has reduced its reliance on the HCSP contract from 47 percent of gross revenue in 1998, to 15% in 2004. The Company has diversified its revenue sources to four distinct revenue streams and has taken significant steps in reducing overhead. During the fourth quarter of 2003 and the first quarter of 2004, the Company secured certain other PERS contracts and further streamlined operational processes. The Company estimates that the new contracts and cost efficiencies will significantly mitigate the impact, if any, of the modification to the HCSP contract.

Results of Operations
---------------------

Three Months  Ended June 30, 2004  Compared to Three Months Ended June 30, 2003:
--------------------------------------------------------------------------------

The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased $818,086 for the three months ended June 30, 2004 as compared to the same period in 2003, an increase of 21%. Revenue for the three months ended June 30, 2004 increased due to several factors. On June 30, 2003 and April 12, 2004, the Company acquired substantially all of the assets of LMA and alphaCONNECT, Inc., respectively, both of which are telephone answering services. These acquired businesses generated revenue of approximately $520,000 for the three months ended June 30, 2004. In November 2003, the Company entered into an agreement with a company whereby over 3,000 Personnel Emergency Response Systems (PERS) have been placed online, generating approximately $155,000 of revenue for the three months ended June 30, 2004. Additionally, revenue from its existing OnCall telephone answering service business increased approximately $75,000 primarily due to the execution of agreements with healthcare and hospital organizations. The remaining increase is due to variety of other smaller items including revenues generated from the rental and monitoring of the Health Buddy and the security monitoring business.

Costs related to services increased by $310,344 for the three months ended June 30, 2004 as compared to the same period in 2003, an increase of 17%. Costs related to services, as a percentage of service revenues, for the three months ended June 30, 2004 and 2003 were 46% and 48%, respectively. The increase is due to a variety of factors. First, with the acquisition of LMA in June 2003 and alphaCONNECT, Inc. in April 2004, the Company incurred approximately $215,000 of costs related to services for the three months ended June 30, 2004. Second, during the latter part of 2003, the Company added Customer Service and Emergency Response System personnel primarily to handle the new PERS business obtained in November 2003 and also added personnel in its telephone answering service division to continue to handle the current and future growth of that business. This accounted for approximately a $105,000 increase as compared to the same period last year.

Selling, general and administrative expenses increased by $358,854 for the three months ended June 30, 2004 as compared to the same period in 2003, an increase of 19%. Selling, general, and administrative expenses expressed as a percentage of total revenues for the three months ended June 30, 2004 and 2003 were both 47%. The increase in selling, general and administrative expenses for the three months ended June 30, 2004 is primarily due to the following items:

     o   LMA/alphaCONNECT, Inc. Expenses

     The acquisitions of LMA and alphaCONNECT, Inc. resulted in the Company incurring approximately $220,000 of administrative costs for the three months ended June 30, 2004. These expenses consists primarily of payroll and related benefits of approximately $100,000 and amortization expense of $50,000

     o   Amortization Expense

     Amortization expense, excluding LMA and alphaCONNECT, Inc., in 2004 increased by approximately $85,000 for the three months ended June 30, 2004 as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003.

     o   Personnel and Related Benefits

     In executing its agreement with a company whereby over 3,000 Personnel Emergency Response Systems (PERS) have been placed online, the Company opened an office on the West Coast and hired personnel. This, along with other general increases in compensation levels, increased payroll and related benefits by approximately $85,000, as compared to the same period in 2003. This increase was partially offset by the reduction of certain managerial personnel aggregating approximately $20,000.

These increases in selling, general and administrative expenses were offset by a reduction in the following expenses as follows:

     o   Put Warrant Expense

     In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock. Each warrant contained a "Put Option" giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the "Put Price"), respectively, less the warrant exercise price of $2 per share. In lieu of honoring the Put Option, the Company has the right to request the exercise of the warrant, and in that case, upon such exercise, paying the holder only the difference between the Put Price and the market price of the common stock at the time of such exercise. In November 2003, the holder exercised the Put Option on the first warrant (133,333.33 shares) and the Company enforced its right to request the holder to exercise the warrant such that the Company only paid to the holder the difference between the Put Price and the market price of the common stock at the time of such exercise. Since inception, the Company has been recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company's common stock. For the three months ended June 30, 2004, the Company recorded an expense and an increase in the liability of $20,000 for the one remaining warrant while during the three months ended June 30, 2003, an expense of $54,000 was recorded for the two warrants then outstanding.

     o   Bad Debt Expense

     During the second quarter of 2004, the Company received notification from HCSP that it would be receiving greater reimbursements from the agency than had previously been anticipated. Accordingly, during the quarter ended June 30, 2004, the Company reduced its bad debt allowance by approximately $30,000. During the quarter ended June 30, 2003 the Company recorded an expense of approximately $30,000.

     o   Commission Expense

     The decrease in this account is primarily due to the termination of certain PERS contracts in late 2003 on which commissions in the amount of approximately $30,000 per quarter were recorded.

Interest expense decreased by $2,187 for the three months ended June 30, 2004 as compared to the same period in 2003. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases. This decrease was partially offset by additional interest being recorded relating to the financing of an automobile purchase.

Other income for the three months ended June 30, 2004 and 2003 was $80,068 and $115,345, respectively. Other Income for each of the three months ended June 30, 2004 and 2003 includes a Relocation and Employment Assistance Program ("REAP") credit in the amount of approximately $60,000. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. Other income for the three months ended June 30, 2003 also includes interest income of approximately $15,000. The remainder of other income in each of the three months ended June 30, 2004 and 2003 consists of various nonrecurring miscellaneous items.

The Company's income before provision for income taxes for the three months ended June 30, 2004 was $400,520 as compared to $296,458 for the same period in 2003. The increase of $104,062 for the three months ended June 30, 2004 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company's costs related to services and selling, general and administrative costs.

Six Months Ended June 30, 2004  Compared to Six Months Ended June 30, 2003:
------------------------------  -------------------------------------------
The Company's gross revenue, which consists primarily of monthly rental revenues ("MRR"), increased by $1,470,077 for the six months ended June 30, 2004 as compared to the same period in 2003, an increase of 19%. Revenue for the six months ended June 30, 2004 increased due to several factors. On June 30, 2003 and April 12, 2004 the Company acquired substantially all of the assets of LMA and alphaCONNECT, Inc., respectively, both of which are telephone answering services. These acquired businesses generated revenue of approximately $900,000 for the six months ended June 30, 2004. In November 2003, the Company entered into an agreement with a company whereby over 3,000 Personnel Emergency Response Systems (PERS) have been placed online, generating approximately $275,000 of revenue for the six months ended June 30, 2004. Additionally, revenue from its existing OnCall telephone answering service business increased approximately $150,000 primarily due to the execution of agreements with healthcare and hospital organizations. The remaining increase is due to variety of other smaller items including revenues generated from the rental and monitoring of the PERS Buddy and Health Buddy and the security monitoring business.

Costs related to services increased by $535,618 for the six months ended June 30, 2004 as compared to the same period in 2003, an increase of 15%. Costs related to services, as a percentage of service revenues, for each of the six months ended June 30, 2004 and 2003 were 46% and 48%, respectively. The increase is due to a variety of factors. First, with the acquisition of LMA in June 2003 and alphaCONNECT, Inc. in April 2004, the Company incurred approximately $365,000 of costs related to services for the six months ended June 30, 2004. Second, during the latter part of 2003, the Company added Customer Service and Emergency Response System personnel primarily to handle the new PERS business obtained in November 2003 and also added personnel in its telephone answering service division to continue to handle the current and future growth of that business. This accounted for approximately an $185,000 increase as compared to the same period last year. Third, depreciation for the six months ended June 30, 2004 increased by approximately $100,000 as compared to the same period last year. This increase in depreciation is primarily a result of the Company placing in service additional PERS and PERS Buddy units and the Company occupying its new facility in April 2003, at which time depreciation commenced on those costs related to the build out of the new facility. These increases of approximately $650,000 were partially offset by a reduction in repair and upgrade costs associated with the medical devices as well as a reduction in activation costs incurred with HHN.

Selling, general and administrative expenses increased by $551,905 for the six months ended June 30, 2004 as compared to the same period in 2003, an increase of 14%. Selling, general, and administrative expenses, as a percentage of total revenue, for the six months ended June 30, 2004 and 2003 were 47% and 49%, respectively. The increase in selling, general and administrative expenses for the six months ended June 30, 2004 is primarily due the following items:

     o   LMA/alphaCONNECT, Inc. Expenses

     The acquisitions of LMA and alphaCONNECT, Inc. resulted in the Company incurring approximately $370,000 of administrative costs for the six months ended June 30, 2004. These expenses consists primarily of payroll and related benefits of approximately $150,000 and amortization expense of $80,000

     o   Amortization Expense

     Amortization expense, excluding LMA and alphaCONNECT, Inc., in 2004 increased by approximately $170,000 as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003.

     o   Personnel and Related Benefits

     In executing its agreement with a company whereby over 3,000 Personnel Emergency Response Systems (PERS) have been placed online, the Company opened an office on the West Coast and hired personnel. Additionally, a commission was paid to an employee for obtaining this account. This, along with other general increases in compensation levels, increased payroll and related benefits by approximately $125,000, as compared to the same period in 2003.

These increases in selling, general and administrative expenses were offset by a reduction in the following expenses as follows:

     o   Commission Expense

     The decrease in this account is primarily due to the termination of certain PERS contracts in late 2003 on which commissions in the amount of approximately $30,000 per quarter, or $60,000 for the six month period were recorded.

     o   Put Warrant Expense

     In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock. Each warrant contained a "Put Option" giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the "Put Price"), respectively, less the warrant exercise price of $2 per share. In lieu of honoring the Put Option, the Company has the right to request the exercise of the warrant, and in that case, upon such exercise, paying the holder only the difference between the Put Price and the market price of the common stock at the time of such exercise. In November 2003, the holder exercised the Put Option on the first warrant (133,333.33 shares) and the Company enforced its right to request the holder to exercise the warrant such that the Company only paid to the holder the difference between the Put Price and the market price of the common stock at the time of such exercise. Since inception, the Company has been recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company's common stock. For the six months ended June 30, 2004, the Company recorded an expense and an increase in the liability of $40,000 for the one remaining warrant while during the six months ended June 30, 2003, an expense of $111,000 was recorded for the two warrants then outstanding.

Interest expense decreased by $7,572 for the six months ended June 30, 2004 as compared to the same period in 2003, a decrease of 20%. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases.

Other income for the six months ended June 30, 2004 and 2003 was $154,325 and $209,849, respectively. Other Income for the six months ended June 30, 2004 and 2003 includes a Relocation and Employment Assistance Program ("REAP") credit in the approximate amounts of $120,000 and $60,000, respectively. Other income for the six months ended June 30, 2003 also includes approximately $80,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program. Additionally, other income for the six months ended June 2003 includes interest income of approximately $30,000. The remainder of other income in each of the six months ended June 30, 2004 and 2003 consists of various nonrecurring miscellaneous items.

The Company's income before provision for income taxes for the six months ended June 30, 2004 was $755,322 as compared to $399,901 for the same period in 2003. The increase of $355,421 for the six months ended June 30, 2004 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company's costs related to services and selling, general and administrative costs.

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

         Reserves for Uncollectible Accounts Receivable
         The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $637,500 and $643,000 as of June 30, 2004 and December 31, 2003, respectively. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. If actual credit losses are significantly greater than the reserves established, that would increase the general and administrative expenses and reduce the reported net income. Conversely, if actual credit losses are significantly less than the reserve, this would eventually decrease the Company's general and administrative expenses and increase the reported net income.

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

         Valuation of Goodwill
         Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,563,864 at June 30, 2004 and $2,086,815 at December 31, 2003.

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

Item 3.  Controls and Procedures.
         -----------------------

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief
Executive Officer, President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer, President and the Chief Financial Officer concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer, President and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security  Holders.
         ----------------------------------------------------
On July 22, 2004, the Company held its 2004 Annual Meeting of Shareholders (the "2004 Meeting").

At the 2004 Meeting, the Company's shareholders (i) elected seven directors to serve until the 2005 Annual Meeting of Shareholders and until their successors shall be elected and qualified, and (ii) ratified the selection of Margolin, Winer & Evens LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

1.   The vote with respect to the election of directors was as follows:

                     Name                                     For                        Authority Withheld
                     ----                                     ---                        ------------------
(a)      Howard M. Siegel                                   7,101,599                          198,644
(b)      James LaPolla                                      7,150,974                          149,269
(c)      Jack Rhian                                         7,150,374                          149,869
(d)      Frederick Siegel                                   7,061,169                          239,074
(e)      Ronald Levin                                       6,463,622                          836,621
(f)      Yacov Shamash                                      7,150,474                          149,769
(g)      Delphine Mendez-de Leon                            7,150,974                          149,269

2. The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company's independent auditors for the fiscal year ending December 31, 2004, was approved by the following vote:

                  For                                   Against                                Abstain
                  ---                                   -------                                -------
                 7,169,579                               127,544                                 3,120

Item 6.  Exhibit and Reports on Form 8-K.
         -------------------------------

(a)  Exhibits:

No.           Description
---           -----------

3(ii)         Amended  and Restated By-Laws, as further amended.
10(a)(iii)    Amendment to Amended  Employment  Agreement,  dated June 15, 2004, between  the  Company  and  Jack  Rhian.
10(b)(ii)     Amendment to Employment  Agreement,  dated June 15, 2004,  between the Company and Howard M. Siegel.
10(c)(i)      Employment  Agreement  dated June 15, 2004 between the Company and
              Frederick Siegel.
10(c)(ii)     Waiver  dated July 16, 2004  between  the  Company  and  Frederick
              Siegel.
10(d)         Employment  Agreement  dated June 15, 2004 between the Company and
              Richard Rallo.
31.1          Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley
              Act of 2002
31.2          Certification of President Pursuant to Section 302 of the Sarbanes
              Oxley Act of 2002
31.3          Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley
              Act of 2002
32.1          Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley
              Act of 2002
32.2          Certification of President Pursuant to Section 906 of the Sarbanes
              Oxley Act of 2002
32.3          Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley
              Act of 2002

(b)  Reports on Form 8-K:

On May 13, 2004, the Company filed a Current Report on Form 8-K relating to Item 12, Results of Operations and Financial Conditions, reporting the issuance of a press release announcing the Company's results for the quarter ended March 31, 2004.

On July 12,  2004,  the Company  filed a Current  Report on Form 8-K relating to
Item 5, Other Information, reporting the issuance of a press release announcing the promotion of Jack Rhian to the position of President of the Company.

On July 21,  2004,  the Company  filed a Current  Report on Form 8-K relating to
Item 9, Regulation FD Disclosure, reporting the issuance of a press release in which the Company provided guidance with regards to its results for 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AMERICAN MEDICAL ALERT CORP.


Dated: August 13, 2004                        By: /s/ Howard M. Siegel
                                                  ------------------------
                                                  Name:  Howard M. Siegel
                                                  Title: Chairman of the Board,
                                                         Chief Executive Officer



                                              By: /s/ Richard Rallo
                                                  ------------------------
                                                  Name:  Richard Rallo
                                                  Title: Chief Financial Officer