Form 10QSB
period 2004-09-30
AMERICAN MEDICAL ALERT CORP
filed 2004-11-15
CIK 700721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WashinGton, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2004


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,022,709 shares of $.01 par value common stock as of November 10, 2004.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   INDEX                                    PAGE

Part I   Financial Information

            Report of Independent Registered Public Accounting Firm            1

            Condensed Consolidated Balance Sheets for September 30, 2004
            and December 31, 2003                                              2

            Condensed Consolidated Statements of Income for the                4
            Nine Months Ended September 30, 2004 and 2003

            Condensed Consolidated Statements of Income for the
            Three Months Ended September 30, 2004 and 2003                     5

            Condensed Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 2004 and 2003                  6

            Notes to Condensed Consolidated Financial Statements               8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     14

            Controls and Procedures                                           31

Part II  Other Information                                                    32

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of September 30, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-months ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the company's management.

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

November 10, 2004

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 September 30, 2004
                                                                                      (Unaudited)       Dec. 31, 2003
                                                                                      ------------       ------------
CURRENT ASSETS
     Cash                                                                             $  2,334,559       $  2,192,113
     Accounts receivable
     (net of allowance for doubtful accounts of $661,500 and $643,000)                   4,119,391          3,295,752
     Notes and other receivables                                                            22,919             22,077
     Inventory                                                                             402,304            451,924
     Prepaid and refundable taxes                                                                -            155,093
     Prepaid expenses and other current assets                                             597,540            471,497
     Deferred income taxes                                                                 288,000            321,000
                                                                                      ------------       ------------
     Total Current Assets                                                                7,764,713          6,909,456
                                                                                      ------------       ------------

FIXED ASSETS
     (Net of accumulated depreciation and amortization)                                  7,068,599          6,739,165
                                                                                      ------------       ------------
OTHER ASSETS
       Long-term portion of notes receivable                                               104,018            121,314
       Intangible assets
            (net of accumulated amortization of $1,602,168 and $1,056,196)               1,638,194          1,834,166
       Goodwill (net of accumulated amortization of $58,868)                             2,563,864          2,086,815
       Other assets                                                                        140,870            148,664
       Deferred income taxes                                                               182,000             97,000
                                                                                      ------------       ------------
                                                                                         4,628,946          4,287,959
                                                                                      ------------       ------------
TOTAL ASSETS                                                                          $ 19,462,258       $ 17,936,580
                                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                                 $    328,646       $    323,314
     Accounts payable                                                                      304,042            618,337
     Accrued expenses and taxes payable                                                  1,296,956          1,012,214
     Current portion of capital lease obligations                                           93,234             89,656
     Deferred revenue                                                                      104,012            106,409
                                                                                      ------------       ------------
     Total Current Liabilities                                                           2,126,890          2,149,930

DEFERRED INCOME TAX LIABILITY                                                              941,000            882,000
LONG-TERM PORTION OF NOTES PAYABLE                                                         577,962            769,525
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                              48,880            119,814
LONG-TERM PORTION OF PUT WARRANT OBLIGATION                                                240,000            200,000
ACCRUED RENTAL OBLIGATION                                                                  160,788            108,024
OTHER LIABILITIES                                                                           76,884                  -
                                                                                      ------------       ------------
     TOTAL LIABILITIES                                                                   4,172,404          4,229,293
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                           -                  -

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
     Common stock, $.01 par value - authorized 20,000,000
     shares; issued
     8,063,736 and 7,734,486 shares in 2004 and 2003, respectively                          80,637             77,345
     Additional paid-in capital                                                         10,543,005          9,573,863
     Retained earnings                                                                   4,772,244          4,162,111
                                                                                      ------------       ------------
                                                                                        15,395,886         13,813,319
     Less treasury stock, at cost (43,910 shares)                                         (106,032)          (106,032)
                                                                                      ------------       ------------
     Total Shareholders' Equity                                                         15,289,854         13,707,287
                                                                                      ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 19,462,258       $ 17,936,580
                                                                                      ============       ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       2004               2003
                                                                   ------------       ------------
Revenues:
     Services                                                      $ 14,048,534       $ 11,896,156
     Product sales                                                      221,579            270,044
                                                                   ------------       ------------
                                                                     14,270,113         12,166,200
Costs and Expenses (Income):
     Costs related to services                                        6,530,238          5,641,982
     Costs of products sold                                             128,721            138,366
     Selling, general and administrative expenses                     6,627,392          5,926,496
     Interest expense                                                    44,985             64,746
     Other income                                                      (214,355)          (267,820)
                                                                   ------------       ------------

Income before Provision for Income Taxes                              1,153,132            662,430

Provision for Income Taxes                                              543,000            290,000
                                                                   ------------       ------------

NET INCOME                                                         $    610,132       $    372,430
                                                                   ============       ============

Net income per share:
     Basic                                                         $        .08       $        .05
                                                                   ------------       ------------
     Diluted                                                       $        .07       $        .05
                                                                   ------------       ------------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                            7,862,958          7,436,685
                                                                   ============       ============

     Diluted                                                          8,425,940          7,621,842
                                                                   ============       ============

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended September 30,
                                                                   -----------------------------
                                                                      2004               2003
                                                                   -----------       -----------
Revenues:
     Services                                                      $ 4,866,217       $ 4,233,025
     Product sales                                                      78,967            78,323
                                                                   -----------       -----------
                                                                     4,945,184         4,311,348
Costs and Expenses (Income):
     Costs related to services                                       2,300,113         1,947,474
     Costs of products sold                                             50,504            39,331
     Selling, general and administrative expenses                    2,243,053         2,094,062
     Interest expense                                                   13,734            25,923
     Other income                                                      (60,030)          (57,971)
                                                                   -----------       -----------

Income before Provision for Income Taxes                               397,810           262,529

Provision for Income Taxes                                             168,000           105,000
                                                                   -----------       -----------

NET INCOME                                                         $   229,810       $   157,529
                                                                   ===========       ===========

Net income per share:
     Basic                                                         $       .03       $       .02
                                                                   -----------       -----------
     Diluted                                                       $       .03       $       .02
                                                                   -----------       -----------

Weighted average number of common shares outstanding (Note 3)
     Basic                                                           7,990,632         7,448,854
                                                                   ===========       ===========

     Diluted                                                         8,564,184         7,769,737
                                                                   ===========       ===========


See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                                -----------------------------
                                                                                   2004              2003
                                                                                -----------       -----------
Cash Flows From Operating Activities:

     Net income                                                                 $   610,132       $   372,430

     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for deferred income taxes                                              7,000            20,000
     Depreciation and amortization                                                2,236,289         1,780,545
     Valuation of put warrant                                                        40,000           190,666

     Decrease (increase) in:
       Accounts receivables                                                        (803,877)            1,544
       Inventory                                                                     49,620            53,076
       Prepaid and refundable taxes                                                 155,093            79,859
       Prepaid expenses and other current assets                                   (126,043)          (27,164)
       Other assets                                                                  (3,868)           17,779
     Increase (decrease) in:
       Accounts payable, accrued expenses and other                                 191,030           (85,809)
       Deferred revenue                                                              (2,397)          (90,479)
                                                                                -----------       -----------

Net Cash Provided by Operating Activities                                         2,352,979         2,312,447
                                                                                -----------       -----------

Cash Flows From Investing Activities:
     Expenditures for fixed assets                                               (1,983,089)       (1,242,613)
     Purchase of LMA                                                                      -        (1,686,720)
     Purchase of alphaCONNECT, Inc.                                                (767,956)                -
     Investments in marketable securities                                                 -         2,057,925
     Deposit on medical devices                                                           -            40,320
     Repayment of notes receivable                                                   16,454            70,442
     Increase in goodwill                                                          (103,855)         (116,019)
     Payment for account acquisitions and
      licensing agreement                                                           (90,934)         (566,982)
                                                                                -----------       -----------

Net Cash (Used In) Investing Activities                                          (2,929,380)       (1,443,647)
                                                                                -----------       -----------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligation                              (67,356)         (158,995)
     Proceeds from notes payable                                                     62,065            16,049
     Repayment of notes payable                                                    (248,296)         (240,875)
     Proceeds upon exercise of stock options                                        972,434            59,314
                                                                                -----------       -----------

Net Cash Provided by (Used in) Financing Activities                                 718,847          (324,507)
                                                                                -----------       -----------

See accompanying notes to condensed financial statements.

                  AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                     --------------------------
                                                                                        2004            2003
                                                                                     ----------      ----------
         Net Increase in Cash                                                        $  142,446      $  544,293

         Cash, Beginning of Period                                                    2,192,113         863,417
                                                                                     ----------      ----------

         Cash, End of Period                                                         $2,334,559      $1,407,710

                                                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST                                             $   41,235      $   64,746
                                                                                     ==========      ==========

CASH PAID DURING THE PERIOD FOR INCOME TAXES                                         $   92,960      $   66,065
                                                                                     ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITY:

  Fixed assets recorded under capital lease obligations                              $        -      $   75,000


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

2. Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the nine and three months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2003 financial statements.

The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Certain amounts in the nine and three months ended September 30, 2003 financial statements have been reclassified to conform to the 2004 presentation.

3. Accounting for Stock-Based Compensation:

The Company has two stock-based employee compensation plans and additional outstanding options under a third plan which has expired. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                               Nine Months Ended September 30,  Three Months Ended September 30,
                                 ------------------------         -------------------------
                                   2004             2003             2004            2003
                                 --------        --------         ---------       ---------
Net income, as reported         $ 610,132       $ 372,430         $ 229,810       $ 157,529
Deduct: Total stock-based
employee compensation
  expense determined under
  fair value based method        (184,033)       (183,585)          (27,409)              -
                                 --------        --------         ---------       ---------
Pro forma net income             $ 426,099       $ 188,845        $ 201,501       $ 157,529

Earnings per share:
  Basic - as reported            $    0.08       $    0.05        $    0.03       $    0.02
  Basic - pro forma              $    0.05       $    0.03        $    0.03       $    0.02
  Diluted - as reported          $    0.07       $    0.05        $    0.03       $    0.02
  Diluted - pro forma            $    0.05       $    0.02        $    0.02       $    0.02


The weighted average grant date fair value of options granted during the nine months ended September 30, 2004 and 2003 was $110,492 and $103,352, respectively. During the three months ended September 30, 2004 and 2003 the fair value of options granted was $24,443 and $-0-, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                               Nine Months Ended September 30,  Three Months Ended September 30,
                                 ------------------------         -------------------------
                                   2004             2003             2004            2003
                                 --------        --------         ---------       ---------
Expected life (years)                2               2                2               -
Risk free interest rate             2.42%          2.02%             2.68%            -
Expected volatility                42.75%         38.83%            43.07%            -
Expected dividend yield               -              -                 -              -


4. Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2004 and 2003 is presented in conformity with SFAS No. 128, "Earnings Per Share".

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

                                                             Income                  Shares                Per-Share
Nine Months Ended September 30, 2004                       (Numerator)            (Denominator)             Amounts
------------------------------------                     -------------            -------------        ------------
Basic EPS - Income available to
  common stockholders                                    $     610,132               7,862,958            $.08
                                                                                                          ====
Effect of dilutive securities -
 Options and warrants                                               -                  562,982
                                                         -------------           -------------
Diluted EPS - Income available
to common stockholders and
 assumed conversions                                     $     610,132               8,425,940            $.07
                                                         =============          ==============            ====

Three Months Ended September 30, 2004
-------------------------------------
Basic EPS -Income available to
 common stockholders                                     $     229,810               7,990,632            $.03
                                                                                                          ====
Effect of dilutive securities -
 Options and warrants                                               -                  573,553
                                                         -------------          --------------
Diluted EPS - Income available to  common
stockholders and
 assumed conversions                                     $     229,810               8,564,184            $.03
                                                         =============          ===============           ====

Nine Months Ended September  30, 2003
-------------------------------------
Basic EPS - Income available to
 common stockholders                                     $     372,430              7,436,685             $.05
                                                                                                          ====
Effect of dilutive securities -
 Options and warrants                                                -                 185,157
                                                         -------------          --------------
Diluted EPS - Income available to common
stockholders and
 assumed conversions                                     $     372,430               7,621,842            $.05
                                                         =============          ==============            ====

Three Months Ended September 30, 2003
-------------------------------------
Basic EPS - Income available to
 common stockholders                                     $     157,529               7,448,854            $.02
                                                                                                          ====
Effect of dilutive securities -
 Options and warrants                                               -                  320,883
                                                         -------------          --------------
Diluted EPS - Income available to common
stockholders and
 assumed conversions                                     $     157,529               7,769,737            $.02
                                                         =============          ==============            ====


5. Acquisitions:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively. The Company also paid professional fees of $76,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. The measurement date for this potential additional purchase price consideration is April, 2005. The purchase price exceeded the fair value of the net assets acquired as the Company acquired this entity with the intention of consolidating this entity with Live Message

America, Inc., its previously acquired New Jersey based provider of telephone answering services, and expanding its presence in this geographical area. The results of operations of alphaCONNECT, Inc. are included in the TAS segment as of the date of acquisition.

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
                                             ===============

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. ("LMA"), a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $78,902. A potential exists for the payment of additional purchase price consideration based on a percentage of revenue of the acquired business if certain thresholds concerning revenue and earnings are met. The measurement date for this potential additional purchase price consideration is June 30, 2005. The purchase price exceeded the fair value of the net assets acquired as the Company acquired this entity for the purpose of expanding its presence in the telephone answering service business, and for the business' future cash flows and net earnings as opposed to tangible net assets. The results of operations of LMA are included in the TAS segment as of the date of acquisition.

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
                                             ===============

Unaudited pro forma results of operations for the nine and three months ended September 30, 2004 and 2003 as if alphaCONNECT, Inc. and LMA had been consolidated as of the beginning of the earliest period presented follow. The pro forma results for the nine and three months ended September 30, 2004 and 2003, which include estimates which management believes are reasonable, are as follows:

                                     Nine Months Ended September 30,      Three Months Ended September 30,
                                     -------------------------------      --------------------------------
                                          2004             2003                 2004           2003
                                          ----             ----                 ----           ----
Revenue                              $14,420,000       13,345,000          $ 4,945,000      4,460,000
Net income                               625,000          475,000              230,000        175,000
Net income per share
     Basic                                $.08             $.06                 $.03           $.02
                                          ====             ====                 ====           ====
     Diluted                              $.07             $.06                 $.03           $.02
                                          ====             ====                 ====           ====

The unaudited pro forma results of operations for the nine and three months ended September 30, 2004 and 2003 do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company's results of operations for any future period.

6. Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004. During the nine months ended September 30, 2004 and 2003, the Company's revenues from this contract represented 15% and 18%, respectively, of its total revenue.

In November 2002, a new Request for Proposals ("RFP") was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York's Human Resources Administration ("HRA") that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP "in the best interest of the City of New York." Concurrently, the Company was advised of HRA's decision to issue a new contract extension to the Company through December 2005 under the terms of the contract that the Company has been operating under since 1993. HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future. The Company was advised that the cancellation of the RFP is not related to any performance issue or a negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions). While the Company has reduced its dependence on revenue from HCSP, if subsequent to December 2005, the Company does not maintain this contract, a significant amount of the Company's revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of September 30, 2004 and December 2003, accounts receivable from the contract represented 20% and 29%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 18% and 22%, respectively, of medical devices.


7. Segment Reporting:

The Company has three reportable segments, (i) Personal Emergency Response Systems ("PERS"), (ii) Telephone After-Hours Answering Services ("TAS"), and
(iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2004 and 2003:

                                                         2004

                                                   PERS            TAS             Safe Com      Consolidated
                                              -----------      -----------      -----------      -----------
Nine Months Ended September 30, 2004
Revenue                                       $10,025,417      $ 3,967,386      $   277,310      $14,270,113
Income before provision for income taxes          473,267          617,601           62,264        1,153,132
Total assets                                   12,300,412        6,538,481          623,365       19,462,258


                                                   PERS            TAS             Safe Com      Consolidated
                                              -----------      -----------      -----------      -----------
Three Months Ended September 30, 2004
Revenue                                       $ 3,413,430      $ 1,434,755      $    96,999      $ 4,945,184
Income before provision for income taxes          172,341          210,299           15,170          397,810


                                                         2003


                                                   PERS            TAS             Safe Com      Consolidated
                                              -----------      -----------      -----------      -----------
Nine Months Ended September 30, 2003
Revenue                                       $ 9,346,212      $ 2,591,355      $   228,633      $12,166,200
Income before provision for income taxes          155,512          506,685              233          662,430
Total assets                                   12,461,954        4,444,210          309,170       17,215,334


                                                   PERS            TAS             Safe Com      Consolidated
                                              -----------      -----------      -----------      -----------
Three Months Ended September 30, 2003
Revenue                                       $ 3,117,435      $ 1,111,892      $    82,021      $ 4,311,348
Income before provision for income taxes           28,281          226,567            7,681          262,529

8. Commitments and Contingencies:

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. Currently, there are no litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded.

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

Overview:

The Company's business is providing personal emergency response systems ("PERS") and other healthcare communication products and services. The Company's products and services are marketed to individuals through a network of intermediaries, including home care durable medical equipment, hospital, hospice, managed care and other healthcare oriented organizations. The Company also offers its products and services directly to consumers. Until 2000, the Company's principal business was the marketing of PERS, a device which allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. Beginning in 2000, the Company began a program of diversification and expansion to decrease its reliance on the PERS product and to leverage its customer base to offer complementary products and services to the healthcare community.

The Company has diversified its products/service mix to include telephone answering services ("TAS") for the medical profession. The decision to enter this segment was made because the target market greatly overlaps the PERS customer base, the ability to leverage existing infrastructure capability, and the goal of establishing a significant revenue source generating immediate positive cash flow. This was accomplished through three acquisitions, one each in 2000, 2003 and 2004. The TAS segment now accounts for 28% of the Company's revenues. The Company believes that TAS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area. The TAS business currently provides revenue of approximately $5.3 million per year and is the Company's most profitable segment. During 2004, the Company has broadened its capabilities to service other specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by the existing client base. In response to these expressed needs, the Company has developed specialized healthcare communication solutions. These solutions are creating additional opportunities for long-term revenue enhancement. The Company intends to expand its offering of these services and to significantly expand this reporting segment.

In furtherance of its diversification efforts, the Company also reduced the concentration in the PERS segment on the contract with the City of New York. This was accomplished through expansion of its customer base outside the City of New York, reducing the Company's reliance on this contract from 47% of the Company's revenues in 1998 to 15% as of September 30, 2004.

The Company continues to view its two core businesses, PERS and TAS, as the main contributors to the Company's cash flow from operations.

In 2001, the Company realized a new market opportunity was soon approaching based on demographic trends indicating that the aging of the Baby Boomer generation, combined with longer life expectancies, was expected to manifest a larger, fragile and chronically ill elderly population with a preference to access medical advice and treatment from home. The advent of new technologies being developed permits the reporting of certain vital signs and indicia of a patient's well-being without the presence and cost of a visiting nurse or other home healthcare personnel. With an established presence in the home from our PERS market, the Company entered into a marketing and technology agreement, with certain exclusive rights, with Health Hero Network, Inc. in 2001 to embark on a long-term research and development project. The result of the program was the commercial introduction in the fourth quarter of 2003 of a device known as the PERS Buddy(R). This appliance combines the Company's traditional emergency response device with Health Hero's interactive dialogues which allows patients to self-report on various conditions to enable daily monitoring and proactive intervention by the healthcare community. The PERS Buddy is designed for patients with chronic conditions such as congestive heart failure, diabetes, asthma and coronary artery disease. The device also accepts vital signs data directly from a variety of approved meters (thereby eliminating the need for the patients to input the data) including weight scale, blood glucose and blood pressure devices. In order to utilize the systems' direct vital signs reporting capability, approval from the Federal Drug Administation (FDA) is required. The Company has filed the required application with the FDA and is awaiting approval which it expects to receive in the first quarter of 2005. The Company believes that the new field of reporting and monitoring, which is becoming widely known as "telehealth", will continue to expand based on increasing acceptance by the medical profession and government reimbursement policies, as well as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces costs. The Company has devoted in excess of $500,000 in research and development of the PERS Buddy over the last two and a half years and intends to further expand and diversify product and service offerings in the telehealth field going forward.

To round out the Company's portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed under the name MedTime. The Company sells its device to the same customer base utilizing PERS services as well as through web retailers and directly to consumers. The Company is planning to redesign and upgrade the appliance in 2005 based on customer feedback.

The Company's third reporting segment, SafeCom, offers equipment and safety monitoring to pharmacies and other 24/7 retail organizations. Currently 459 stores are monitored with this technology. SafeCom monitoring services are provided at the Company's communication center in Long Island City, New York. Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2005.

The Company believes that the overall mix of cash flow generating businesses, i.e., PERS and TAS, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment
-------------------------------------------------------
The following table shows the components of the Statement of Income for the three and nine months ended September 30, 2004 and 2003.

----------------------------------------------------------------------------------------------------------------------------
In thousands (000's)                              Three Months Ended Sept 30,               Nine Months Ended Sept 30,
----------------------------------------------------------------------------------------------------------------------------
                                                 2004     %        2003      %          2004       %        2003      %
----------------------------------------------------------------------------------------------------------------------------
Revenues
  PERS                                          3,413    69%      3,117     72%        10,026      70%      9,346     77%
  TAS                                           1,435    29%      1,112     26%         3,967      28%      2,591     21%
  Safe Com                                         97     2%         82      2%           277       2%        229      2%

     Total Revenues                             4,945   100%      4,311    100%        14,270     100%     12,166    100%

Cost of Services and Goods Sold
  PERS                                          1,546    45%      1,379     44%          4,495     45%      4,337     46%
  TAS                                             747    52%        554     50%          2,024     51%      1,300     50%
  Safe Com                                         57    59%         53     65%            140     51%        143     62%

Total Cost of Services and Goods Sold           2,350    48%      1,986     46%          6,659     47%      5,780     48%


Gross Profit
  PERS                                          1,867    55%      1,738     56%          5,531     55%      5,009     54%
  TAS                                             688    48%        558     50%          1,943     49%      1,291     50%
  Safe Com                                         40    41%         29     35%            137     49%         86     38%

     Total Gross Profit                         2,595    52%      2,325     54%          7,611     53%      6,386     52%

Selling, General & Administrative               2,243    45%      2,094     49%          6,627     46%      5,927     49%
Interest Expense                                   14     0%         26      0%             45      0%         65      1%
Other Income                                      (60)  (1)%        (58)   (1)%           (214)   (2)%       (268)    (2)%

Income before Income Taxes                        398     8%        263      6%          1,153      8%        662       5%

Provision for Income Taxes                        168               105                    543                290

Net Income                                        230               158                    610                372
----------------------------------------------------------------------------------------------------------------------------

Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has three distinct operating business segments, which are PERS, TAS and Safe Com. The PERS and TAS are the two significant segments which generate and produce approximately 98% of the Company's revenue and net income, while Safe Com has a minimal impact on these areas; therefore, the operations of Safe Com are not further analyzed below.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues:

      PERS

Revenues, which consist primarily of monthly rental revenues, increased approximately $296,000, or 9%, for the three months ended September 30, 2004 as compared to the same period in 2003. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical device placed in subscriber's residences. The increase is primarily attributed to the following factor:

      [] In November 2003, the Company entered into an agreement whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004. The Company continues to service this account which now has grown to over 3,500 PERS online and has generated approximately $185,000 of revenue for the three months ended September 30, 2004.

There were various other smaller items that accounted for the remaining increase in PERS revenue as compared to the same period in 2003.

      TAS

The increase in revenues of approximately $323,000, or 29%, for the three months ended September 30, 2004 as compared to the same period in 2003 was primarily due to the following:

      [] On April 12, 2004, the Company purchased the assets of a telephone answering service business, alphaCONNECT, Inc., located in Voorhees, New Jersey. For the three months ended September 30, 2004, the Company generated approximately $150,000 of revenues. The Company has now consolidated its operations into the Audubon, New Jersey facility.

      [] The Company experienced revenue growth within its existing telephone answering service business of approximately $170,000, as compared to the same period in 2003. This growth is primarily due to the execution of new agreements with healthcare and hospital organizations. The Company has experienced strong growth and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

Costs Related to Services and Goods Sold:

      PERS

Costs related to services and goods increased by approximately $167,000 for the three months ended September 30, 2004 as compared to the same period in 2003, an increase of 12%, primarily due to the following:

      [] With the execution of an agreement in November of 2003 to place in excess of 3,000 PERS online, the Company hired subcontractors to perform the initial installation and service associated with this new business. These subcontractors are still being utilized, at a reduced number, to perform the current installations, service and removals associated with this account and other accounts located within the same geographical area. This has accounted for approximately $30,000 of expense as compared to the same period in 2003 when no expense was incurred.

      [] Depreciation has increased by approximately $30,000 as compared to the same period in 2003, due to the Company producing and purchasing additional PERS and enhanced PERS, as a result of the Company growing its customer base and placing additional systems in service. As the Company continues to grow its customer base, the Company is purchasing additional PERS and enhanced PERS systems which are being depreciated over their useful lives. For the three months ended September 30, 2004 and 2003, the Company recorded depreciation of approximately $455,000 and $425,000, respectively, charged to Cost of Services and Goods Sold.

There were other increases in cost of services and goods sold which arose out of the normal course of business such as fees paid to Health Hero Network, Inc.
(HHN), based on number of subscribers using the enhanced PERS, payroll relating to operations and expenses incurred from third parties for PERS services performed.

      TAS:

Costs related to services and goods increased by approximately $193,000 for the three months ended September 30, 2004 as compared to the same period in 2003, an increase of 35%, primarily due to the following:

      [] With the acquisition of alphaCONNECT, Inc. in 2004, the Company's costs increased by approximately $50,000. This is due to the Company recording three months of expense in 2004 relating to this acquisition and no expense in 2003. In the third quarter of 2004, the Company consolidated its operations into its Audubon, New Jersey facility. The Company believes this consolidation will realize efficiencies, without negatively impacting service, which will result in decreased costs and increased margins.

      [] During the second and third quarter of 2004, the Company purchased and installed new telephony equipment into LMA, the telephone answering service business purchased in 2003. As part of this installation process, the Company incurred increased personnel hours worked, including overtime, by its supervisors and operators to learn and train on this system, which resulted in approximately a $45,000 increase in costs as compared to the same period in 2003. The implementation of this equipment is now substantially complete and the Company believes the significant hours incurred over the last four to six months will now start to decline. Although this has a short-term negative impact on cost of services and the gross profit percentage, the Company believes this conversion to the new telephony equipment was necessary for the consolidation of its New Jersey based telephone answering service acquired in 2004 and anticipates that cost efficiencies will be realized going forward.

      [] With the increase in business in its existing telephone answering service, the Company hired additional telephone answering service supervisors and operators in its Long Island City location. These personnel additions along with general pay rate increases has accounted for approximately $100,000 of increased costs as compared to the same period in 2003. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.


Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $149,000 for the three months ended September 30, 2004 as compared to the same period in 2003, an increase of 7%. The increase is primarily attributable to the following:

      [] The acquisition of alphaCONNECT, Inc. in 2004, resulted in the Company incurring approximately $35,000 of administrative costs for the three months ended September 30, 2004. These expenses consist primarily of payroll and amortization expense. Amortization relates to a non-compete agreement and customer list, which are being amortized over a five year period.

      [] Depreciation expense in 2004 increased by approximately $40,000, as compared to the same period in 2003, as a result of the Company purchasing additional workstations, including licenses, in its telephone answering service location in Long Island City due to increased business and related call volume, and as a result of purchasing new telephony equipment for its telephone answering service located in Audubon, New Jersey.

      [] In executing its agreement with a company whereby over 3,000 Personnel Emergency Response Systems were placed online, the Company opened an office in early 2004 on the West Coast and hired additional personnel, where previously there was only a salesman located in the West Coast. This resulted in the Company recording approximately $40,000 of additional expense, as compared to the same period in 2003.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as equipment, accounting and insurance fees.

Theses increase in the selling, general and administrative expenses were partially offset by:

      [] In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock. Each warrant contained a "Put Option" giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the "Put price"), respectively, less the warrant exercise price of $2 per share. In lieu of honoring the Put Option, the Company has the right to request the exercise of the warrant, and in that case, upon such exercise, paying the holder only the difference between the Put Price and the market price of the common stock at the time of such exercise. In November 2003, the holder exercised the Put Option on the first warrant (133,333.33 shares) and the Company enforced its right to request the holder to exercise the warrant such that the Company only paid to the holder the difference between the Put Price and the market price of the common stock at the time of such exercise. Since inception, the Company has been recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company's common stock. For the three months ended September 30, 2004, the Company did not record any expense while during the three months ended September 30, 2003, an expense of $79,333 was recorded for the warrants then outstanding.

Interest Expense:

Interest expense decreased by approximately $12,000 for the three months ended September 30, 2004 as compared to the same period in 2003, a decrease of 46%. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases.

Other Income:

Other income for the three months ended September 30, 2004 and 2003 was approximately $60,000 and $58,000, respectively. Other Income for the three months ended September 30, 2004 and 2003 includes a Relocation and Employment Assistance Program ("REAP") credit in the approximate amounts of $51,000 and $60,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, any credit will be applied only against city income taxes.

Income Before Provision for Income Taxes:

The Company's income before provision for income taxes for the three months ended September 30, 2004 was approximately $398,000 as compared to $263,000 for the same period in 2003. The increase of $135,000 for the three months ended September 30, 2004 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company's costs related to services and selling, general and administrative costs.


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues:

      PERS

Revenues,  which  consist  primarily  of  monthly  rental  revenues,   increased
approximately $680,000, or 7%, for the nine months ended September 30, 2004 as compared to the same period in 2003. The increase is primarily attributed to:

      [] In November 2003, the Company entered into an agreement whereby over 3,000 Personnel Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004. The Company continues to service this account which now has grown to over 3,500 PERS online and has generated approximately $500,000 of revenue for the nine months ended September 30, 2004.

      [] The Company has increased its sales with respect to its enhanced PERS. In late 2003, the Company began to market its enhanced PERS and has increased its customer base along with its revenue, which has increased by approximately $100,000 as compared to the same period in 2003. The Company is continuing to evaluate further additions to its enhanced PERS and is aggressively marketing its product to continue to grow its customer base and revenues.

    TAS

The increase in revenues of approximately $1,376,000, or 53%, for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily due to the following:

      [] On June 30, 2003, the Company purchased the assets of a telephone answering service business, LMA, located in Audubon, New Jersey. For the nine months ended September 2004 the Company generated $1,100,000, while in the same period for 2003 the Company recorded approximately $350,000 in revenue. Since the acquisition, LMA has had minimal revenue growth primarily due to the Company focusing on installing a new and upgraded telephony system as well as consolidating the April 2004 acquired answering service into this location. The Company has substantially completed these items and believes that the business will start to grow its revenues.

      [] On April 12, 2004, the Company purchased the assets of another telephone answering service business, alphaCONNECT, Inc., located in Voorhees, New Jersey. In 2004, the Company has generated approximately $300,000 of revenues since the time of acquisition. The Company has now consolidated this operation into the Audubon, New Jersey facility.

      [] The Company has experienced growth within its existing telephone answering service business which was purchased in November 2000. Revenues increased from this internal growth by approximately $325,000 as compared to the same period in 2003. This growth is primarily due to the execution of new agreements with healthcare and hospital organizations. The Company has experienced growth in each of the years since it purchased this answering service in 2000 and anticipates that it will continue to grow this business with further expansion into the healthcare and hospital organizations and to physicians through its marketing strategies.

Cost Related To Services and Goods Sold:

      PERS

Costs related to services and goods increased by approximately $158,000 for the nine months ended September 30, 2004 as compared to the same period in 2003, an increase of 4%, primarily due to the following:

      [] With the execution of an agreement in November of 2003 to place in excess of 3,000 PERS online, the Company added both customer service and emergency response center personnel to handle the call volume and maintenance of this account. The Company believes it has now hired sufficient personnel to handle this account along with its other accounts. This additional personnel along with general pay rate increases represents approximately a $95,000 increase in payroll costs as compared to the same period last year.

      [] Also, with regard to this new business, the Company hired subcontractors to perform the initial installation and service associated with this new business. These subcontractors are still being utilized, at a reduced number, to perform the current installations, service and removals associated with this account and other accounts located within the same geographical area. This has accounted for approximately $120,000 of the increase as compared to the same period in 2003.

      [] Depreciation has increased by approximately $90,000 as compared to the same period in 2003, due to the Company placing additional PERS and enhanced PERS in service and occupying its new call center facility in April of 2003. As the Company continues to grow its customer base, the Company is purchasing additional PERS and enhanced PERS systems which are being depreciated over their useful lives. Upon occupying its new facility, depreciation commenced on the cost associated with the build-out of the new facility which was approximately $1,100,000. As of September 30, 2004 and 2003, the Company recorded depreciation of approximately $1,370,000 and $1,280,000, respectively, charged to Cost of Services and Goods Sold.

      [] The Company has experienced a decrease of approximately $135,000, as compared to the same period in 2003, in its upgrade and repair costs associated with the medical devices it supplies to its customers. The decrease is primarily due to the Company requiring fewer upgrades in 2004 as many devices were upgraded in prior years.

      TAS:

Costs related to services and goods increased by approximately $724,000 for the nine months ended September 30, 2004 as compared to the same period in 2003, an increase of 56%, primarily due to the following:

      [] With the acquisitions of the telephone answering service businesses, LMA and alphaCONNECT, in 2003 and 2004, respectively, the Company's costs increased by approximately $460,000. This is due to the Company recording nine months and six months of expense in 2004 relating to these acquisitions as opposed to only three months of expense, relating to the 2003 acquisition, in 2003. In the third quarter of 2004, the Company consolidated its two acquisitions into one location and the Company believes this will realize efficiencies, without negatively impacting service, which will result in decreased costs and increased margins.

      [] With the increase in business in its existing telephone answering service and the Company's continued focus on a higher level of service to its customers, the Company hired additional telephone answering service supervisors and operators in its Long Island City location. These personnel additions along with general pay rate increases has accounted for approximately $200,000 of increased costs as compared to the same period in 2003. As the Company continues to grow its customer base and revenues, they will continue to evaluate personnel levels and determine if additional personnel are necessary.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $700,000 for the nine months ended September 30, 2004 as compared to the same period in 2003, an increase of 12%. The increase is primarily attributable to the following:

      [] The acquisitions of LMA and alphaCONNECT, Inc. in 2003 and 2004, respectively, resulted in the Company incurring approximately $590,000 of administrative costs for the nine months ended September 30, 2004, as compared to $153,000 in the same period in 2003. The most significant expenses in 2004 are payroll and related benefits of approximately $275,000 and amortization expense of $125,000 in 2004. Amortization relates to non-compete agreements and customer lists, which are being amortized over a five year period.

      [] Amortization expense, excluding LMA and alphaCONNECT, Inc., in 2004 increased by approximately $170,000, as compared to the same period in 2003, as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003. Amortization will continue on this cooperative licensing agreement with HHN through November 2006, the end of the initial term of the agreement.

      [] In executing its agreement with a company whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online, the Company opened an office on the West Coast and hired additional personnel. This has resulted in approximately a $150,000 increase in expense as compared to the same period in 2003.

      [] During 2004, the Company expanded its customer service personnel relating to the expansion of the enhanced PERS into an increased number of patients residences. This, along with other general increases in compensation levels, increased payroll and related benefits by approximately $75,000, as compared to the same period in 2003.

These increases in the selling, general and administrative expenses were partially offset by:

      [] In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company's common stock. Each warrant contained a "Put Option" giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the "Put price"), respectively, less the warrant exercise price of $2 per share. In lieu of honoring the Put Option, the Company has the right to request the exercise of the warrant, and in that case, upon such exercise, paying the holder only the difference between the Put Price and the market price of the common stock at the time of such exercise. In November 2003, the holder exercised the Put Option on the first warrant (133,333.33 shares) and the Company enforced its right to request the holder to exercise the warrant such that the Company only paid to the holder the difference between the Put Price and the market price of the common stock at the time of such exercise. Since inception, the Company has been recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company's common stock. For the nine months ended September 30, 2004, the Company recorded an expense and an increase in the liability of $40,000 for the one remaining warrant while during the nine months ended September 30, 2003, an expense of $190,666 was recorded for the two warrants then outstanding.

      [] Commissions, which are paid to outside third parties, decreased in 2004 as compared to the same period in 2003 primarily due to the termination of certain PERS contracts in late 2003. Commissions in the amount of approximately $30,000 per quarter were recorded on these contracts prior to termination, or $90,000 for the nine month period ended September 30, 2003.

Interest Expense:

Interest expense decreased by approximately $20,000 for the nine months ended September 30, 2004 as compared to the same period in 2003, a decrease of 31%. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases.

Other Income:

Other income for the nine months ended September 30, 2004 and 2003 was approximately $214,000 and $268,000, respectively. Other Income for the nine months ended September 30, 2004 and 2003 includes Relocation and Employment Assistance Program ("REAP") credits in the approximate amounts of $170,000 and $120,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, any credit will be applied only against city income taxes. The Company believes employee levels will remain sufficient to recognize approximately $225,000 per annum. Other income for the nine months ended September 30, 2003 also includes approximately $80,000 relating to the replacement of activators. Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators. The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program. As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program.

Income Before Provision for Income Taxes:

The Company's income before provision for income taxes for the nine months ended September 30, 2004 was approximately $1,153,000 as compared to $662,000 for the same period in 2003. The increase of $491,000 for the nine months ended September 30, 2004 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company's costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%. The Company has the option to choose between the two interest rate options under the term loan and revolving credit line. The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available through May 2005. The outstanding balance on the term loan at September 30, 2004 was $825,000. There were no amounts outstanding on the revolving credit line at September 30, 2004.

At September 30, 2004, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003.

The following table is a summary of contractual obligations as of September 30, 2004:

-------------------------------------- -----------------------------------------------------------------------------------
                                                                     Payments Due by Period
-------------------------------------- -----------------------------------------------------------------------------------
Contractual  Obligations               Total            Less   than   1  1-3 years       4-5 years       After 5 years
                                                        year
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------
Revolving Credit Line                  $     - 0 -
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------
Debt  (a)                              $     906,608    $   328,646      $   570,765     $     7,197
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------
Capital Leases (b)                     $     142,114    $    93,234      $    48,880
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------
Operating Leases (c)                   $   5,050,371    $   436,858      $ 1,188,130      $  643,735       $ 2,781,648
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------
Put Warrant Obligation (d)             $     240,000    $         -      $   240,000
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------
Total Contractual Obligations          $   6,339,093    $   858,738      $  2,047,775      $ 650,932       $ 2,781,648
-------------------------------------- ---------------- ---------------- --------------- --------------- -----------------


(a) - Debt includes the Company's term loan of $825,000 which matures in June 2007, as well as loans associated with the purchase of automobiles.

(b) - Capital lease obligations relate to the purchase of the Company's new Customer Service/Emergency Response software and the purchase of telephone answering service equipment. Both of these capital leases mature in January 2006.

(c) - Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company's call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chief Executive Officer and principal shareholder pursuant to a lease which expires in September 2007. The Company leased a second building from the Chief Executive Officer and principal shareholder until October 2004, at which time the Company was released from its obligation.

(d) - Put Warrant obligation represents an obligation associated with the Harriett Campbell, Inc. acquisition in November 2000. One warrant to purchase 105,000 shares of the Company's common stock is outstanding. This warrant contains a "Put Option" giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified price of $6 per share (the "Put Price") less the warrant exercise price of $2 per share, or at the option of the Company to pay the difference between the Put Price and fair market value.

The primary sources of liquidity are cash flows from operating activities. Net cash provided by operating activities was approximately $2.4 million for the nine months ended September 30, 2004 as compared to approximately $2.3 million for the same period in 2003. During 2004, increases in cash provided by operating activities from depreciation and amortization of approximately $2.2 million, net earnings of approximately $.6 million and other smaller increases of approximately $.4 million were offset by an increase in trade receivables of approximately $.8 million. The increase in trade receivables is primarily due to the increase in the receivable number of days outstanding in the PERS segment, which represents approximately $.5 million of the increase. This is a result of a select number of customers whose accounts became further in arrears. The Company is now concentrating a greater emphasis on collections and achieving a reduced receivables number of days outstanding.

Net cash used in investing activities for the nine months ended September 30, 2004 was approximately $2.9 million as compared to $1.4 million in the same period in 2003. The primary components of net cash used in investing activities in 2004 and 2003 were capital expenditures and acquisitions. Net cash used in investing activities for capital expenditures for 2004 and 2003 were approximately $2.0 and $1.2 million, respectively and for acquisitions was approximately $.8 and $1.7 million, respectively. Capital expenditures for 2004 primarily relate to the production and purchase of the enhanced PERS and traditional PERS systems and the continued enhancement of its telephony equipment. In 2003, the capital expenditures related to the production and purchase of traditional PERS systems, the build out of the call center and enhancements to the management information systems. In addition, in both 2004 and 2003, the Company purchased the assets of telephone answering service businesses. In 2003, cash used in investing activities also included payments of licensing fees of approximately $.5 million. The 2003 cash used in investing activities was offset by the liquidation of approximately $2.0 million of marketable securities, the proceeds of which were primarily used for an acquisition and capital expenditures.

Cash flows for the nine months ended September 30, 2004 from financing activities were approximately $.7 million compared to cash used in financing activities of $.3 million for the same period in 2003. The increase in the cash flows from financing is primarily due an increase of approximately $.9 million in proceeds from the exercise of both stock options and warrants.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.3 - $2.7 million for the production and purchase of the enhanced PERS and traditional PERS systems and enhancements to its computer operating systems. This amount is subject to fluctuations based on customer demand. In addition, the Company anticipates incurring approximately $.5 - $.7 million of costs relating to research and development and the FDA approval of its enhanced PERS.

As of September 30, 2004 the Company had approximately $2.3 million in cash and the Company's working capital was approximately $5.7 million. The Company believes that with its present cash and with operations of the business generating positive cash flow, this will enable it to meet its cash, working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line that permits borrowings up to $1.5 million of which -0- was outstanding at September 30, 2004.

Off-Balance Sheet Arrangements:

As of September 30, 2004, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company's current and future financial condition.

Other Factors:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively. The Company also paid professional fees of $76,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. The measurement date for this potential additional purchase price consideration is April, 2005.

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. ("LMA"), a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $78,902. A potential exists for the payment of additional purchase price consideration based on a percentage of revenue of the acquired business if certain thresholds concerning revenue and earnings are met. The measurement date for this potential additional purchase price consideration is June 30, 2005.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities. The Company believes that centralization of the ERC, Customer Service and H-LINK(R) OnCall operations will provide additional efficiencies and facilitate the continued projected growth of the H-LINK and PERS divisions. The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the "HHN Agreement") pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company's PERS product with HHN's technology. Pursuant to the HHN Agreement, the Company is the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company's traditional safety monitoring features with HHN's internet based disease management monitoring technology. The Company's right to maintain such exclusivity is based on achievement of certain thresholds, all of which have been met to date, and the next threshold to be met is in April 2005. The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement and concludes at the end of the initial term of the Agreement. As of September 30, 2004, $204,836 of the license fee is still due to HHN and is included in accrued expenses. This remaining portion is due to HHN in November 2004.

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004. During the nine months ended September 30, 2004 and 2003, the Company's revenues from this contract represented 15% and 18%, respectively, of its total revenue.

In November 2002, a new Request for Proposals ("RFP") was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York's Human Resources Administration ("HRA") that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP "in the best interest of the City of New York." Concurrently, the Company was advised of HRA's decision to issue a new contract extension to the Company through December 2005 under the terms of the contract that the Company has been operating under since 1993. HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future. The Company was advised that the cancellation of the RFP is not related to any performance issue or a negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions). While the Company has reduced its dependence on revenue from HCSP, if subsequent to December 2005, the Company does not maintain this contract, a significant amount of the Company's revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of September 30, 2004 and December 2003, accounts receivable from the contract represented 20% and 29%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 18% and 22%, respectively, of medical devices.

No other single contract or customer represents more than 6% of the Company's revenue.


Critical Accounting Policies:

In preparing the financial statements, the Company makes estimates, assumptions and judgments that can have a significant impact on our revenue, operating income and net income, as well as on the reported amounts of certain assets and liabilities on the balance sheet. The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements due to the materiality of the accounts involved, and therefore, considers these to be its critical accounting policies. Estimates in each of these areas are based on historical experience and a variety of assumptions that the Company believes are appropriate. Actual results may differ from these estimates.

      Reserves for Uncollectible Accounts Receivable
      The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $661,500 as of September 30, 2004, which is equal to 7.23% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $48,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company's general and administrative expenses and increase the reported net income by approximately $48,000.

      Fixed Assets

      Fixed assets are stated at cost. Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses have not been required. Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company's financial results. A decrease in estimated useful life would reduce the Company's net income and an increase in estimated useful life would increase the Company's net income. If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $165,000. Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $135,000.

      Valuation of Goodwill

      Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,563,864 at September 30, 2004 and $2,086,815 at December 31, 2003. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company's net income.


Item 3.  Controls and Procedures.

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

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. Currently, there are no litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded.

Item 4.   Submission of Matters to a Vote of Security Holders.
On July 22, 2004, the Company held its 2004 Annual Meeting of Shareholders (the "2004 Meeting").

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

Item 5.  Other Information.

On November 11, 2004, the Company's Chief Executive Officer and principal shareholder released the Company from its obligations under a lease for office space, retroactive to November 1, 2004. The annual lease payments for this property were approximately $100,000.

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



                                              AMERICAN MEDICAL ALERT CORP.


Dated: November 15, 2004                      By: /s/ Howard M. Siegel
                                                  ------------------------------
                                                  Name:  Howard M. Siegel
                                                  Title: Chairman of the Board,
                                                         Chief Executive Officer



                                              By: /s/ Richard Rallo
                                                  ------------------------------
                                                  Name:  Richard Rallo
                                                  Title: Chief Financial Officer