Form 10KSB/A
period 2003-12-31
AMERICAN MEDICAL ALERT CORP
filed 2004-11-17
CIK 700721

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Aggregate number of shares of Common Stock outstanding as of March 19, 2004: 7,750,553

                                EXPLANATORY NOTE

This amendment is being filed solely in order to effect the following amendments or changes:

(i)   to file Exhibit 3(e) to the Form 10-KSB;

(ii) to amend Item 14 - Principal Accounting Fees and Services by listing the fees previously listed under "OTHER FEES" under the caption "AUDIT RELATED FEES";

(iii) by  adding  the  Company's  independent   registered  public  accountants'
      conformed  signature to their report on the audited financial  statements;
      and

(iv) to amend each of the Exhibit 31 Section 302 certifications by adding the words "and material weaknesses" immediately following the words "all significant deficiencies" and refiling both certifications.

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

AUDIT RELATED FEES

Audit related fees billed to the Company by Margolin, Winer & Evens, LLP during 2003 and 2002, including profit sharing plan and acquisition due diligence services, totaled $31,400 and $30,100, respectively.


TAX FEES

Tax fees billed to the Company by Margolin, Winer & Evens, LLP for its tax returns for the fiscal year 2003 and 2002 were $15,000 each year.


OTHER FEES

There were no other fees billed to the Company by Margolin, Winer & Evens, LLP during 2003 and 2002.

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


/s/ Margolin, Winer & Evens, LLP
Garden City, New York
March 10, 2004

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