Form 10KSB
period 2004-12-31
AMERICAN MEDICAL ALERT CORP
filed 2005-03-31
CIK 700721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Name of Small Business Issuer in Its Charter)

New York	11-2571221
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3265 Lawson Boulevard, Oceanside, New York	11572
(Address of Principal Executive Offices)	(Zip Code)

(516) 536-5850
(Issuer’s Telephone Number, Including Area Code)

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

Yes    ☒      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year:  $19,128,003.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 2005, was $45,578,887 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

Aggregate number of shares of Common Stock outstanding as of March 25, 2005: 8,305,275

PART I

Statements contained in this Annual Report on Form 10-KSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans and product liability risks.  Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Overview:

The Company’s primary business is the provision of call center monitoring services and solutions through (1) the development and marketing of healthcare solutions and monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems and medication management systems; (2) telephone answering services and solutions for the healthcare community; (3) pharmacy security monitoring systems.  The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations.  The Company also offers certain products and services directly to consumers.  Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident.  Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community.

The Company diversified its products/service mix to include telephone answering services (“TAS”) for professionals in the healthcare community.  The rationale to enter this segment had several components.  These include targeting the market functioning as the intermediary for the PERS customer base, leveraging existing infrastructure capability, and establishing an additional significant revenue source.  The Company entry into the TAS market was accomplished initially through acquisition and later through internally generated sales growth coupled with acquisitions.  The TAS segment now accounts for 29% of the Company’s revenues.  The Company believes that TAS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area. The TAS business currently provides revenue of approximately $5.5 million per year and is currently the Company’s most profitable segment.

The Company opened a one hundred seat communications center in Long Island City, NY in April 2003. The center is equipped with state-of-the-art telephony and computer equipment and is driven by proprietary software platforms designed specifically for AMAC’s 24 hour emergency monitoring and customer service activities and its TAS business.  The center is built to accommodate significant future growth.

During 2004, the Company has broadened its capabilities to service specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by the expanded TAS client base. In response to these expressed needs, the Company has developed specialized healthcare communication solutions. These solutions are creating additional opportunities for long-term revenue enhancement.  The Company intends to increase its service offerings to significantly expand the TAS reporting segment.

The Company continues to view its two core business segments, HSMS and TAS, as the main contributors to the Company’s cash flow from operations.

In 2001, the Company perceived a new market opportunity approaching based on emerging demographic trends.  The aging and significant baby boomer population as well as increased life expectancies will manifest a large, fragile and chronically ill older population with an expressed preference for accessing healthcare services from home.  New technologies available and under continuous refinement permit the reporting of certain vital signs and indices of a patient’s well-being without the presence and cost of a visiting nurse or other home healthcare personnel.  With an established presence in the home from our PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Network, Inc. in 2001 to embark on a research and development project.  The results of the program were the Company’s entrance into the telehealth/disease management monitoring market and the commercial introduction in the fourth quarter of 2003 of a device known as the PERS Buddy®.  This appliance combines the Company’s traditional personal emergency response device with Health Hero’s interactive dialogues which allows patients to self-report on various conditions to enable daily monitoring and proactive intervention by the healthcare community.  The PERS Buddy is designed for patients with chronic conditions such as congestive heart failure, diabetes, asthma and coronary artery disease. The Company believes that the new field of reporting and monitoring, which is becoming widely known as “telehealth”, will continue to expand based on increasing acceptance by the medical profession and government reimbursement policies, as well as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces cost.  To round out the Company’s portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed under the name Med-Time®. The Company sells its device to the same customer base utilizing PERS services as well as through web retailers and directly to consumers.  The Company is planning to redesign and upgrade the appliance in 2005 based on customer feedback.

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations.  Currently, 472 stores are monitored with this technology.  SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York.  The SafeCom platform utilizes the basic PERS technology with a modified application.  Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2005.

The Company believes that the overall mix of cash flow generating businesses from HSMS and TAS, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity.  The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

A.            General

American Medical Alert Corporation (“AMAC” or the “Company”) is a corporation incorporated under the laws of the State of New York in 1981.  As used herein, the term “AMAC” or “Company” means, unless the context requires otherwise, the Company and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., and Safe Com, Inc.

AMAC is a healthcare communications company, with three reporting segments: (i) Healthcare Solutions and Monitoring Systems (“HSMS”) (ii) H-LINK® OnCall Telephone Answering Service (“TAS”), and (iii) Pharmacy Security Monitoring Systems.  AMAC’s objective is to achieve higher levels of capital efficient profitable growth. To accomplish this, the Company’s management operates the business consistent with certain strategic principles to leverage various healthcare communication and monitoring services through centralized call centers to enhance and diversify the Company’s revenue stream and earning capacity. The Company is committed to attaining leadership positions in its market segments through the incorporation of monitored appliances and systems and the development of innovative call center solutions.

The Company’s financial model is the generation of monthly recurring revenues (MRR). Under this model, each operating division generates a prescribed monthly fee for services and equipment rendered throughout the duration of the service agreement.  For the year ended December 31, 2004, approximately 98% of the Company’s revenue was generated from MRR.  The remaining 2% was derived from product sales.

B.            Products and Services

1.             Heath and Safety Monitoring Systems

HSMS represents the largest operating segment of the Company’s business, accounting for 69% of the company’s gross revenue.  This operating segment focuses on the marketing of health monitoring system and monitoring services to enhance healthcare delivery and provide 24/7 medical emergency communications.

Personal Emergency Response Systems (“PERS”)

Marketed primarily as the VoiceCare® System PERS is the Company’s core product and service offering. The system consists of a console unit and a wireless transmitter generally worn as a pendant or on the wrist by the subscriber. In the event of an emergency, the client is able to summon immediate assistance via the two-way voice system that connects their home telephone with the Company’s Emergency Response Center (“ERC”).

The PERS product line is distributed to the subscriber base through four primary marketing channels: AMAC’s Private Pay Program; Third Party Reimbursed Programs; the Distributor Network, made up of Direct Service Providers, (“DSPs”); and the Purchase and Monitoring Program (“PMP”). Under the Private Pay and Third Party Reimbursed Programs, AMAC provides all aspects of service on behalf of subscribers while DSPs and PMPs maintain responsibility for management of subscribers in their program.

Private Pay Program:  Individuals from the community can access the VoiceCare system through AMAC’s corporate sales office, via any regional office or by mail order. AMAC has referral arrangements with home care agencies and case managers throughout the United States who introduce and recommend VoiceCare to clients and generate an ongoing source of new consumer interest.

Third Party Reimbursed Programs:  The Company’s PERS are on the Centers for Medicare and Medicaid (“CMS”) list of approved monitoring devices. Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded home care services programs. AMAC believes that the use of home care as an alternative to institutional care will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products. In 2004, 22% of AMAC’s revenue was derived from contracts with Medicaid reimbursed programs for PERS services. These programs operate under a Rental and Monitoring Agreement under which there is an installation and monthly service fee per subscriber billed to the appropriate agency.

Distributor Network:  AMAC has developed a network of Direct Service Providers, (“DSPs”) to establish and manage VoiceCare programs in their local communities. DSPs may be a hospital system, home health care agency, hospice, senior living facility, durable medical equipment vendor or one of several other types of entities that interact with elderly, infirm or disabled individuals.

In 2004, AMAC introduced ProviderLink, a secure PERS management web tool for DSPs to directly access and manage their PERS programs from any internet ready computer. The Company’s customers are in the process of migrating to a paper-light program management tool.

Purchase and Monitoring Program (“PMP”):  AMAC’s VoiceCare system is also utilized by assisted living and senior housing facilities to offer additional protection to elderly residents. Facilities operate under a PMP Agreement whereby all necessary equipment is purchased. The facility provides primary monitoring for their residents and some employ AMAC’s ERC to serve as their back-up center.

Med-Time®

Complementary to the Company’s PERS is the MED-TIME device, an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999.  This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums to maintain exclusivity.  Thereafter, the agreement converts to an evergreen with annual purchase minimums of 1,500 units. The Company has met all the minimums with PharmaCell to date and continues to maintain exclusivity.  The Company is currently engaged in the research and development associated with launching the next generation med-management appliance.  MED-TIME helps to ensure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance. MED-TIME is a valuable asset to visually handicapped, medically or mentally challenged patients and as well as patients on complex daily medication regimens. MED-TIME contains a tray with twenty-eight compartments. At preprogrammed times, one to four times a day, the dispenser reminds the client to access and take the medication.  The reminder signal for the stand-alone device remains active for the lesser of thirty minutes or until the medication is removed from the device. Compliance with the medication regimen automatically resets the device.

Med-Time is marketed and distributed through all four of AMAC’s primary channels.

Telehealth/Disease Management Monitoring (“TH/DMM”)

Management’s decision to incorporate telehealth technology into its product development roadmap permitted AMAC early market entry into the TH/DMM industry. TH/DMM represents an opportunity for AMAC to increase its revenue stream from existing home healthcare, government and hospital-based customers as well as create new revenue from Medicare, Medicaid, managed care markets, healthcare services companies and other stakeholders tasked to deliver cost-effective long term care.

According to recent statistics, the end-user market universe to be served by incorporating TH/DMM technology can be derived from two key population segments: (1) baby boomers that comprise 28% of the total American population (approximately 76 million people) aging at home and requiring increasing amounts of healthcare services; (2) individuals with chronic diseases. The latest CMS statistics estimate 45% of the American population is affected by one or more chronic disease states and care for these individuals consumes approximately 78% of all healthcare spending in the United States, equating to more than one trillion dollars annually.  The Company believes that early entry into the telehealth/disease management monitoring field provides an unparalleled opportunity for growth.

AMAC’s TH/DMM solutions aim to provide a cost-effective daily monitoring solution to improve health, quality of daily living and reduce overall healthcare costs for a significant portion of the approximately one hundred million individuals afflicted with chronic illness, particularly high-risk Medicare beneficiaries with five or more chronic conditions who accounted for over two-thirds of the program’s $302 billion spending in 2004.

On November 1, 2001, the Company entered into a cooperative licensing, development, services and marketing agreement with Health Hero Network, Inc. (“HHN”).  This five (5) year agreement provides the Company with the exclusive rights to market commercially available HHN technology and to develop a new, integrated appliance combining the features associated with the PERS product and HHN’s remote patient monitoring technology.  The Company’s right to maintain such exclusivity is based on achievement of certain thresholds, all of which have been met to date, and the next threshold to be met is in October 2005.  The first generation of the integrated appliance was released commercially in the last quarter of 2003. The nature of the Company’s arrangement with HHN is anticipated to provide AMAC with a major point of differentiation from other PERS providers and provides entrée into the greater disease management monitoring marketplace.

As the healthcare community begins to embrace disease management and home patient monitoring as a standard practice in healthcare delivery, the Company believes that TH/DMM will become a significant contributor to the Company’s revenue over the next 15-30 months. Management’s strategy remains focused on developing additional sales channels through home healthcare companies, government agencies and managed care organizations.  AMAC’s ability to provide services to a much greater audience of payors, stakeholders and individuals at risk is expected to accelerate. This belief is derived from evidence of industry trends that indicate disease management monitoring will exceed the billion dollar threshold in 2005.

The HHN technology platform has two main components.  The first is the patient interface, the Health Buddy® appliance, and the second is the management tool, the AMAC iCare DesktopTM.  The Health Buddy® appliance is a communications device that utilizes an existing telephone line within the client’s home.  The Health Buddy® provides clients daily on-screen viewing of their personalized question set (referred to as dialogues) and elicits responses to these dialogues through selection of options highlighted by pressing one of four push buttons.  The client not only answers dialogues regarding the symptoms associated with his/her condition, but also is asked questions about their self-care behavior and is provided educational information regarding their condition.  The AMAC iCare DesktopTM is an integrated web-based system accessible by authorized care managers through a secure Internet browser.    This system allows the healthcare provider to efficiently review and manage population level and individual client data.  The AMAC iCare DesktopTM facilitates the collection, analysis, and reporting of client symptomatic, behavioral and educational data utilizing proprietary algorithms and risk stratifying mechanisms.  The use of the AMAC iCare DesktopTM may be modified to reflect specific work processes of the individual care manager or healthcare facility.

The efficacy of HHN’s system has been the basis of independently funded studies by large healthcare entities. In a two-year clinical demonstration project designed by the Sunshine Network of the Veterans Health Administration to test disease management principles, the care manager role and the effective use of technology to maintain veterans in their homes.  The evaluation results concluded that there was a 40% reduction in emergency room visits, 63% reduction in hospital admissions, 60% reduction in hospital bed days of care, 64% reduction in VHA nursing home admissions and 88% reduction in nursing home bed days of care for patients using Health Buddy.

Additional studies conclude that the HHN platform has had not only a positive effect on individual client clinical and qualitative outcomes but also is cost beneficial. .Mercy Health Center, in collaboration with The University of Texas Health Science Center at San Antonio (“UTHScC-SA”), was awarded a $300,000 grant from the Telecommunications Infrastructure Fund Board of the State of Texas in 1999. The study, partially funded by this grant and sponsored by Mercy Health Center of Laredo with support from UTHScC-SA, aimed to improve the health status of indigent border residents with chronic disease through the use of the Health Buddy. Analysis of the financial and clinical impact of Mercy’s Telemedicine Diabetes Disease Management Program after one year showed reductions in overall utilization and charges, as well as improvements in quality of life as measured by the Short Form 12 (“SF-12”). SF-12 is a quality of life measurement derived from a health survey.  Patients in the program showed reduced overall charges of $747 per patient per year (“PPPY”). Inpatient admissions were reduced 32%, ER encounters were reduced 34%, and outpatient visits were reduced 49%.

Detailed published white papers can be accessed by requesting information from a link from the Company’s website at: www.amac.com. Initial AMAC customers utilizing the current model of the device have affirmed similarly positive outcomes from both a clinical and cost avoidance perspective.

PERS Buddy®

A key value of the arrangement between HHN and AMAC is AMAC’s right to build and market integrated appliances.  The first generation appliance, PERS Buddy® incorporates all of the features of HHN’s disease management platform with the PERS two-way communication capability in one, streamlined unit.  Based on customer feedback and in cooperation with HHN, the Company is in the process of developing a second generation appliance, for which Food and Drug Administration (“FDA”) aproval has been applied for, to accept vital signs data directly from a variety of approved meters including weight scale, blood glucose and blood pressure devices.  The Company believes this cost-effective, comprehensive solution will be the first in line of AMAC products which will allow healthcare providers and payors to remain in continuous contact with high-risk patients while enhancing quality of life in a home setting.  In 2003, the Company worked with its core provider group to further refine and enhance the services provided.  Additional services such as patient enrollment and first-line monitoring support have been offered as a value-added component to clients to promote system utilization.

Resource allocation to support and facilitate this endeavor has been considerable.  Nonetheless, the Company believes that this platform for patient-provider communications is a vital element to the success of the Company’s long-term strategic plan.  As disease management monitoring becomes a national focus, as evidenced by the passage of the Medicare Modernization Act and observed emerging healthcare trends, the opportunity to participate in new mainstream healthcare service policies will unfold on a nationwide scale.  The return on investment for the Company through participation in disease management monitoring is potentially enormous given national healthcare policy direction.

In 2004, AMAC was chosen by McKesson Corporation to serve as a coalition member to provide the PERS Buddy system in support of their Chronic Care Improvement Program (“CCIP”) award in Mississippi. Under this relationship, AMAC intends to participate by providing PERS Buddy appliances and field service to McKesson’s identified patient population. As previously reported by AMAC, McKesson was chosen as one of nine organizations to participate in CCIP.  CCIP is an important component of the Medicare Modernization Act and demonstrates a commitment to improving healthcare service delivery and providing cost containment.  This program is the first large-scale chronic care improvement initiative under the Medicare FFS program. CMS has selected organizations that will offer self-care guidance and support to chronically ill beneficiaries

The TH/DMM product line is marketed and distributed to healthcare entities including homecare agencies, hospital based programs and managed care organizations all of whom are paying for these services on a per user per month basis.  AMAC provides many aspects of product support on behalf of these healthcare entities while the contracted entity maintains responsibility for care management of the patient/end user in their program.

2.             Telephone Answering Services (“TAS”)

The Company provides TAS to physicians, hospitals, homecare, hospice and other healthcare organizations at two communication centers under the brand names H-LINK® OnCall and Live Message America (“LMA”). At 2004 year end, the Telephone Answering Service segment accounted for 29% of the company’s gross revenue and is the Company’s the fastest growing segment.

Services offered by TAS include message desk services, appointment making, referral services, voice-mail and wireless communications. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop value added customizable services to maximize staffing and increase revenue.  In addition to technology, a critical component for successful expansion is a professionally trained call agent staff.  The Company has allocated additional resources to enhance contact agent training and staff development to support H-LINK’s expansion efforts, new communication technology, and continuous quality control.

Traditionally, TAS is designed to manage clinically-urgent and time-sensitive after-hours calls. In addition to the core telephone answering services provided, H-LINK has created a footprint for the development of new daytime services to be marketed as H-LINK “Interactive Intelligence Center”. The IIC provides healthcare organizations with solutions to manage patient/provider interactions that maximize service performance, increase productivity, and enhance quality control with fee schedules that are materially less than existing in-sourced solutions.

Over the last twelve months several significant healthcare organizations have executed agreements with the Company to provide daytime solutions and services.  The MRR associated with these contracts greatly exceed the average MRR of traditional answering service clients and is expected to serve as an increasing revenue source for the Company.

The TAS service line is marketed distributed to four primary channels: Individual and multiple physician; integrated hospital networks, homecare agencies and healthcare group purchasing organizations.

3.             SAFECOM, INC.- Pharmacy -Security Monitoring Systems

SafeCom, Inc. offers monitoring technology products and safety monitoring to drug stores, 24-hour pharmacies and national and regional retailers. In 2004, SafeCom represented 2% of the Company’s gross revenue. Under the Silent Partner brand, the Company provides safety, environmental and device functionality monitoring systems and services integrating key aspects of audio technology and access control systems. The Silent Partner System functions by transmitting emergency signals to the monitoring center, where trained personnel scan audio from microphones placed in an environment to pinpoint the exact location of duress, monitor and record the event, and dispatch local law enforcement.  This solution helps minimize employee risk, reduces loss and assists law enforcement agencies in identification and apprehension.  SafeCom device functionality monitoring screens passive signals such as, loss of power to DVR/VCR, tape replacement and non-record status.

4.             Production/Purchasing

The Company outsources its manufacturing and final assembly of its core product lines.  Sources are selected through competitive bids, past performance and accessibility to the engineering process.  Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that, in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative subcontractors as required to fulfill its needs without any material adverse effect to the Company’s operations.  With the exception of several proprietary components, which are manufactured to the Company’s specifications, the manufacturing of the Company’s product lines requires the use of generally available electronic components and hardware.  Product and technology currently provided by HHN related to the Company’s telehealth business are considered a sole source supply arrangement, and the Company could require the use of significant funds and resources in the event HHN did not continue to provide these supplies to the Company.  The Company has a long term agreement with HHN, and does not anticipate that HHN will be unable to meet its future supply commitments; however, one of the products the Company resells which is supplied by HHN, the HealthBuddy®, is no longer being supplied in significant quantities as HHN has determined to migrate to a new version which is expected to be available shortly, pending FDA approval.

C.            Communications Centers

The Company operates three (3) call centers:

•      Long Island City, New York

The Company’s primary communications center is located at 36-36 33rd Street, Long Island City, New York.  In April 2003, the Company opened a one-hundred seat state-of-the-art call center to centralize the full scope of communication services offered by AMAC.  The call center was built with system-wide redundancy and can accommodate growth up to three (3) times its current volume. Phone service to the call center is provided by three separate carriers and is configured to provide continuous service in the event of disruption.  Phone circuit entry to the building is provided through a reinforced steel conduit built to UL Central Station Standards. The call center’s electricity supply is maintained by a comprehensive, three tiered back-up system. The system consists of dual power supplies at the telephone switch, an uninterruptible power supply (“UPS”) and a diesel generator.

The Company’s call center is staffed by full time Information System (“IS”) professionals charged with the responsibility to maintain, refine and report on all data and communications system requirements. Critical systems are equipped with secure remote access and diagnostic abilities, enabling offsite as well as on-site access to IS system support 24/7.

•      Audubon, New Jersey

This site serves as the call center for TAS provided by the Company’s LMA subsidiary and services the Company’s Southern New Jersey and Philadelphia TAS customer base.  The Company has recently completed an upgrade of its telephony platform at this site compatible with the Long Island City, New York call center.  These upgrades allows for significant additional service capability, provides eventual redundancy and overflow as well as single site operational capability during selected time periods to further realize operational efficiencies.

•      Oceanside, New York

The corporate office where the communication services were traditionally housed now serve as the back-up center for the Company’s PERS Emergency Response Center and Client Services.

D.            Marketing/Customers

The Company markets its portfolio of healthcare communication services and monitoring devices to integrated hospital systems, home healthcare providers, community service organizations, government agencies, third party insurers, as well as private pay clients.  The Company believes there are several compelling industry and population trends that will continue to drive utilization of its products and services. Within our HSMS segment, the aging population and percentage of individuals with chronic disease conditions will continue to provide significant opportunity to utilize our telehealth and disease management monitoring solution, to achieve cost control and improve quality of life.

With respect to our TAS business division, we continue to observe increased opportunity with integrated hospital systems and regional home health agencies. Specifically, healthcare organizations are seeking to achieve cost savings by consolidating services through single source vendor relationships. The Company’s advanced telephony, call center infrastructure and specialization in healthcare, uniquely positions the Company to effectively compete for new business.

While the Company maintains a position of organic growth in each reporting segment, customer retention is equally important. The Company’s customer service, provider relations and accounts services team focus on account maintenance and business development from existing customers.

The Company’s products and services may be acquired on a single line or bundled basis and are highly complementary. As demand for our products and services continue to develop, the Company will add additional sales and marketing personnel to enhance our national presence throughout its respective businesses.

E.             Trademarks

The Company considers its proprietary trademarks with respect to the development, manufacturing and marketing of its products to be a valuable asset.  The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage.  The Company’s trademarks include “AMERICAN MEDICAL ALERT®”, “THE RESPONSIVE COMPANY®”, “WHERE PATIENT AND PROVIDERS CONNECT ®” “VOICECARE®”, “SMART TOUCH®”, “THE VOICE OF HELP®”, “MED-TIME®”, “H-LINK®”,  “MED PASS®”, “ROOM MATE®”, “SYSTEM-ONE®”, “SECURE-NET”, “HELPING PEOPLE LIVE BETTER®”, “CARERING®”, “PERS BUDDY®”, “HEALTH PARTNER®” “HEALTH MESSENGER®”, “HELP LINK®” “CARE-NET® and “TELEFRIEND®”, each of which is registered with the United States Patent and Trademark Office.

F.             Research and Development

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups.  During 2005, the Company plans to continue the enhancement of its disease management monitoring platform.  Expenditures for research and development for the years ended December 31, 2004, 2003 and 2002 were $151,876, $181,547 and $323,734, respectively, and are included in selling, general and administrative expenses.  In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products and SafeCom, as well as the development of new products and services specifically addressing disease management.

G.            Impact of Government Regulations

The Company derives approximately 22% of its revenues from various Medicaid programs.  Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services. Conversely, new reimbursement programs such as those described in TH/DMM section could in turn provide significant additional sources of reimbursement from government entitlements. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

The Privacy Rule under the Health Insurance Portability and Accountability Act (“HIPAA”) went into effect in April 2003. These regulations relate to the privacy of patient health information. To comply with the Privacy Rule, the Company executed required Business Associate Agreements with its business partners and vendors, appointed a Privacy Officer, established policies, procedures and training standards, and began to assess its preparedness for the HIPAA Security Standards which are scheduled to go into effect in 2005.

The Company’s PERS and related equipment is subject to approvals under the rules of the Federal Communications Commission (“FCC”) pertaining to radio frequency devices (Part 15)

connected to the telephone system (Part 68). On November 17, 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS and related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the Commission to satisfy this matter.  The Company will submit all new product models for approval as required under the rules of the FCC.

H.            Competition

In each business segment, AMAC faces competition, both in price and service from national, regional and local service providers of PERS, TH/DMM, TAS and security monitoring systems.  Price, quality of services and, in some cases, convenience is generally the primary competitive elements in each segment.

HSMS

The Company’s competition within the HSMS segment includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies.  The Company’s market research estimates that approximately 20-30 companies are providers of competitive PERS products; 15-20 companies are providers of TH/DMM and 5-10 companies are providers of medication management systems.    We believe PERS competitors serve in aggregate approximately 800,000 individuals under the PERS product line. As of December 31, 2004, AMAC monitored approximately 50,000 subscribers. AMAC’s TH/DMM served approximately 1,400 individuals in 2004. Because TH/DMM is a new field of healthcare services, clear data of actual number of users is unavailable. Some of the Company’s competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources.  The Company’s competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers.

We believe the competitive factors when choosing a HSMS provider include the quality of monitoring services, product flexibility and reliability, and customer support. The Company believes it competes favorably with respect to each of these factors. The Company believes it will continue to compete competitively by creating technological enhancements to the core systems that is expected to establish meaningful differentiation from its competitors.

TAS

The Company believes that it is one of the larger medical-specific TAS providers competing with more than 3,300 call centers across the United States, fewer than 10 percent of these call centers are medical-only. The Company considers its scope of services more diverse than those of traditional sole proprietorships that make up the greatest portion of the competitive landscape. While many TAS organizations compete for after-hours business, AMAC is building new services catering to daytime work for large health systems and believes this application is scalable to a nationwide audience.

SafeCom

The SafeCom business is a unique application focused on a niche segment within the security applications industry. Competitors in the security industry include international, national, regional and local providers of residential and commercial security applications, central station monitoring companies and independent electronic security manufacturers. The security industry is highly competitive and represents approximately $19-23 billion dollar in total revenue.  It is not the Company’s intention to compete in the traditional security monitoring space, rather, the Company is establishing alternative uses for its PERS monitoring system. The application utilized by SafeCom healthcare based, retail customers is another method of leveraging the core system. We believe this strategy will allow AMAC to continue to effectively compete and profit from this segment and build market share.

I.              Employees

As of March 25, 2005, the Company employed 248 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research.  The Company is not a party to any collective bargaining agreement with its employees.  The Company considers its relations with its employees to be good.

J.             Risk Factors

Risks associated with our business

Our businesses may be adversely impacted by government regulations.

We derive approximately 22% of our revenues from Medicaid reimbursed programs.  Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS.  Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

In addition, as a provider of services under Medicaid programs, we are subject to the federal fraud and abuse and the so-called “Stark” anti-referral laws, violations of which may result in civil and criminal penalties and exclusion from participation in Medicaid programs.  Also, several states have enacted their own statutory analogs of the federal fraud and abuse and anti-referral laws.  While we at all times attempt to comply with the applicable federal and state fraud and abuse and anti-referral laws, there can be no assurance that administrative or judicial interpretations of existing statutes or regulations or enactments of new laws or regulations will not have a material adverse effect on our operations or financial condition.

The Company’s PERS and related equipment are subject to approvals under the rules of the Federal Communications Commission. On November 17, 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS and related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC to satisfy this matter.  The Company anticipates to incur a total charge to complete the upgrade program in the range of  $800,000 to $1,200,000.  If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required. The Company may also be subject to fines or penalties for failure to comply with FCC regulations.

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

Our expansion into Home Care/Disease Management monitoring service represents a significant commitment of management time and funds.  While we are committed to executing this expansion, and we believe that these activities should result in improved earnings and greater market share, there can be no assurances that this in fact will happen.  If we are unsuccessful in selling the products and services in this new business endeavor, the Company will not receive its anticipated return on investment relating to this business.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004. During the years ended December 31, 2004 and 2003, the Company’s revenues from this contract represented 15% and 18%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future. The Company was advised that the cancellation of the RFP is not related to any performance issue or a negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions). While the Company has reduced its dependence on revenue from HCSP, if subsequent to June 2005, the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

There are no other contracts that represent greater than 6% of the Company’s gross revenue.

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

As of March 25, 2005, an aggregate of 1,623,012 of the outstanding shares of our common stock are “restricted securities” as that term is defined in Rule 144 under the federal securities laws.  These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions.  Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule’s existing volume and other limitations.  Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144’s existing volume or other limitations after two years.  In general, an “affiliate” is a person that directly; or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with us.  The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,263,576 shares are issuable pursuant to currently exercisable options, and 252,750 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares.  Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock

Item 2.            DESCRIPTION OF PROPERTIES.

The Company’s executive offices and backup ERC are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, CEO and President of the Company, who owns this facility.  In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the “1995 Lease”).  The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses.  In October 1997, the Company entered into a separate ten-year operating lease (the “1997 Lease”) for an additional 2,200 square feet of office space located in an adjacent building, located at 3255 Lawson Boulevard, Oceanside, New York, owned by Add on Properties, LLC, which is owned by Mr. Siegel.  The 1997 Lease called for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes.  In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease.  In October 2004, the Company terminated its lease with Add on Properties, LLC and at this time the Company was released from all future obligations.

The Company executed a long-term lease on January 14th, 2002 with an unaffiliated party, for an 11,000 square foot property at 36-36 33rd Street, Long Island City, New York, which it occupied in April 2003.  This location is the home for the Company’s primary communication center. The Company and the building are eligible for significant Relocation and Employment Assistance Program (“REAP”) credits and other tax incentive and cost savings benefits.  The term of the lease is for a period of fifteen (15) years from the commencement date and calls for minimum annual rentals of $269,500, subject to annual increases of 3% plus reimbursement for real estate taxes.

The Company houses its Engineering, Research and Development, Quality Control and Testing departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey.  The Company occupies this space pursuant to a lease with an unaffiliated party.  In January 2001, the Company renewed its lease, which expired in December 2000, for an additional three years at a current base annual rent of $43,200 plus charges for certain operating expenses.  In 2003, the Company renewed its lease, which expired on December 31, 2003, for an additional one year under the same terms and conditions. In 2004, the Company amended its lease, which expired on December 31, 2004, for an additional one year at a rate of $4,275 per month.

The Company leases approximately 1,500 square feet of space in Flushing, New York on a month to month basis at a charge of $1,600 per month.   The office serves as a hub for the City of New York’s Human Resources Administration HCSP program, providing warehouse, storage, shipping, receiving and office space.

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

The Company maintains a marketing and administrative office in Redondo Beach, California.  The Company leases approximately 900 square feet of space from an unaffiliated party pursuant to a month to month lease.  The lease provides for monthly rents of $1,776.

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

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is traded on NASDAQ (Symbol:  AMAC).  The high and low sale price of the Common Stock, as furnished by NASDAQ, is shown for the fiscal years indicated.

		High	Low

2003	First Quarter	$2.47	$1.70
	Second Quarter	3.00	1.76
	Third Quarter	3.18	2.50
	Fourth Quarter	4.14	2.25

2004	First Quarter	$4.70	3.37
	Second Quarter	5.13	4.00
	Third Quarter	4.82	3.92
	Fourth Quarter	5.22	3.99

As of March 25, 2005, there were 328 record holders of the Company’s Common Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2004 and 2003 and does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 2, 2004, the Company issued 75,000 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $285,000.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On March 7, 2005, the Company issued 50,000 shares of Common Stock to a company which had previously sold its assets to the Company, pursuant to an exercise of a warrant, for a total purchase price of $100,000.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On March 7, 2005, the Company issued 91,000 shares of Common Stock to a consultant of the Company, pursuant to an exercise of a warrant, for a total purchase price of $348,530.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On March 9, 2005, the Company issued 12,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $47,500.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On March 17, 2005, the Company issued 17,450 shares of Common Stock to a consultant of the Company, pursuant to an exercise of a warrant, in exchange for the consultant surrendering the right to exercise the warrant with respect to 17,550 shares.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On March 29, 2005, the Company issued 2,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $9,500.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company’s primary business is the provision of call center monitoring services and solutions through (1) the development and marketing of healthcare solutions and monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems and medication management systems; (2) telephone answering services and solutions for the healthcare community; (3) pharmacy security monitoring systems.  The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations.  The Company also offers certain products and services directly to consumers.  Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident.  Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community.

In November 2000, the Company diversified its products/service mix to include telephone answering services (“TAS”) for professionals in the healthcare community when it acquired HCI.  The rationale to enter this segment had several components, including targeting the market functioning as the intermediary for the PERS customer base, leveraging existing infrastructure capability, and establishing an additional significant revenue source.  Growth in the TAS market has been accomplished through internally generated sales coupled with two additional acquisitions.  The TAS segment now accounts for 29% of the Company’s revenues.  The Company believes that TAS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area. The TAS business currently provides revenue of approximately $5.5 million per year and is currently the Company’s most profitable segment.

During 2004, the Company has broadened its capabilities to service specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by the expanded TAS client base. In response to these expressed needs, the Company has developed specialized healthcare communication solutions. These solutions are creating additional opportunities for long-term revenue enhancement.  The Company intends to increase its service offerings to significantly expand the TAS reporting segment.

In April 2003, the Company opened a one hundred seat communications center in Long Island City, NY. The center is equipped with state-of-the-art telephony and computer equipment and is driven by proprietary software platforms designed specifically for AMAC’s 24 hour emergency monitoring and customer service activities (PERS) and its TAS business.  The center is capable of accommodate significant future growth.

In 2001, the Company identified a new market opportunity approaching based on emerging demographic trends.  The aging and significant baby boomer population as well as increased life expectancies will manifest a large, fragile and chronically ill older population with an expressed preference for accessing healthcare services from home.  New technologies available and under continuous refinement permit the reporting of certain vital signs and indices of a patient’s well-being without the presence and cost of a visiting nurse or other home healthcare personnel.  With an established presence in the home from our PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Network, Inc. in 2001 to embark on a research and development project.  The result of the project was the Company’s entrance into the telehealth/disease management monitoring market and the commercial introduction in the fourth quarter of 2003 of a device known as the PERS Buddy®.  This appliance combines the Company’s traditional PERS device with Health Hero’s interactive dialogues which allows patients to self-report on various conditions to enable daily monitoring and proactive intervention by the healthcare community.  The PERS Buddy is designed for patients with chronic conditions such as congestive heart failure, diabetes, asthma and coronary artery disease. The Company believes that the new field of reporting and monitoring, which is becoming widely known as “telehealth”, will continue to expand based on increasing acceptance by the medical profession and government reimbursement policies, as well as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces cost.  To round out the Company’s portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed under the name Med-Time®. The Company sells its device to the same customer base utilizing PERS services as well as through web retailers and directly to consumers.  The Company is planning to redesign and upgrade the appliance in 2005 based on customer feedback.

The Company continues to view its two core business segments, HSMS and TAS, as the main contributors to the Company’s cash flow from operations.

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations.  Currently, 472 stores are monitored with this technology.  SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York.  The SafeCom platform utilizes the basic PERS technology with a modified application.  Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2005.

The Company believes that the overall mix of cash flow generated from PERS and TAS services, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity.  The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2004, 2003 and 2002.

	Year Ended Dec 31,
In thousands (000’s)	2004	%	2003	%	2002	%
Revenues
HSMS	13,266	69%	12,520	76%	11,942	81%
TAS	5,487	29%	3,732	22%	2,664	18%
SafeCom	375	2%	316	2%	186	1%

Total Revenues	19,128	100%	16,568	100%	14,792	100%

Cost of Service & Goods Sold
HSMS	6,737	51%	5,734	46%	5,745	48%
TAS	2,827	52%	1,885	51%	1,199	45%
SafeCom	209	56%	215	68%	100	54%

Total Cost of Services & Goods Sold	9,773	51%	7,834	47%	7,044	48%

Gross Profit
HSMS	6,529	49%	6,784	54%	6,197	52%
TAS	2,660	48%	1,847	49%	1,465	55%
SafeCom	166	44%	101	32%	86	46%

Total Gross Profit	9,355	49%	8,734	53%	7,748	52%

Selling, General & Administrative	8,845	46%	8,017	48%	7,665	52%
Interest Expense	58	0%	77	0%	129	1%
Other Income	(357)	(2)%	(505)	(3)%	(474)	(3)%

Income before Income Taxes	809	4%	1,145	7%	428	3%

Provision for Income Taxes	348		574		272

Net Income	461		571		156

Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has three distinct operating business segments, which are HSMS, TAS and Safe Com.  The HSMS and TAS are the two significant segments which generate and produce approximately 98% of the Company’s revenue and net income, while Safe Com has a minimal impact on these areas; therefore, the operations of Safe Com are not further analyzed below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $746,000, or 6%, for the year ended December 31, 2004 as compared to the same period in 2003.  The increase is primarily attributed to:

•                  In November 2003, the Company entered into an agreement whereby over 3,000 PERS were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 4,000 PERS online and has generated approximately $750,000 of revenue for the year ended December 31, 2004.  The Company anticipates that this account will continue to grow in 2005.

•                  The Company has increased its sales with respect to its TH/DMM systems.  In late 2003, the Company began to market its TH/DMM systems and has increased its customer base along with its revenue, which has increased by approximately $70,000 as compared to the same period in 2003.  The Company is continuing to evaluate further additions to its TH/DMM system and is aggressively marketing its product to continue to grow its customer base and revenues.

TAS

The increase in revenues of approximately $1,755,000, or 47%, for the year ended December 31, 2004 as compared to the same period in 2003 was primarily due to the following:

•                  On June 30, 2003, the Company purchased the assets of a telephone answering service business, LMA, located in Audubon, New Jersey.  For the year ended December 31, 2004 the Company generated approximately $1,450,000, while in the same period for 2003 the Company recorded approximately $730,000 in revenue.  Since the acquisition, LMA has had minimal revenue growth primarily due to the Company focusing on installing a new and upgraded telephony system as well as consolidating the April 2004 acquired answering service into this location.  The Company has substantially completed these items and believes that the business will start to grow its revenues.

•                  On April 12, 2004, the Company purchased the assets of another telephone answering service business, alphaCONNECT, Inc., located in Voorhees, New Jersey.  In 2004, the Company has generated approximately $435,000 of revenues since the time of acquisition.  In the third quarter of 2004, the Company consolidated this operation into the Audubon, New Jersey facility.

•                  The Company has experienced growth within its existing telephone answering service business which was purchased in November 2000.  Revenues increased from this internal growth by approximately $575,000 as compared to the same period in 2003.  This growth is primarily due to the execution of new agreements with healthcare and hospital organizations.  The Company has experienced growth in each of the years since it purchased this answering service in 2000 and anticipates that it will continue to grow this business with further expansion into the healthcare and hospital organizations and to physicians through its marketing strategies.

Cost Related To Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $1,002,000 for the year ended December 31, 2004 as compared to the same period in 2003, an increase of 17%, primarily due to the following:

•                  In November 2004, the Company received an inquiry from the Federal Communications Commission (“FCC”).  In response to that inquiry the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  As a result, the Company recorded a charge of $445,000 for the testing and upgrading of certain versions of its PERS equipment to meet FCC applicable standards. The Company is currently working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment.

•                  With the execution of an agreement in November of 2003 to place in excess of 3,000 PERS customers online, the Company hired independent subcontractors to perform the initial installation and service associated with this new business.  These subcontractors continue to be utilized, at a reduced number, to perform the current installations, service and removals associated with this account and other accounts located within the same geographical area.  This has accounted for approximately $155,000 of the increase as compared to the same period in 2003.

•                  In 2004, the Company recorded a write down of its PERS Buddy component part inventory in the amount of approximately $230,000.  In the second half of 2004, the Company purchased various inventory components with the intention of building additional PERS Buddy units.  It was subsequently determined, due to technological advances; the Company would invest future resources in a new version of the product with greater functionality, currently under development with a technology provider.  As a result, the Company evaluated its components inventory parts and reserved an amount related to those items not to be utilized.

•                  Depreciation has increased by approximately $145,000 as compared to the same period in 2003, due to the Company placing additional PERS and enhanced PERS in service and occupying its new call center facility in April of 2003.  As the Company continues to grow its customer base, the Company is purchasing additional PERS and enhanced PERS systems which are being depreciated over their useful lives.  During 2004 and 2003, the Company purchased approximately $2,000,000 and $1,400,000, respectively, of PERS and enhanced PERS systems.  Upon occupying its new facility, depreciation commenced on the cost associated with the build-out of the new facility which was approximately $1,100,000. As of December 31, 2004 and 2003, the Company recorded depreciation of approximately $1,922,000 and $1,777,000, respectively, charged to Cost of Services and Goods Sold.

TAS:

Costs related to services and goods increased by approximately $942,000 for the year ended December 31, 2004 as compared to the same period in 2003, an increase of 50%, primarily due to the following:

•                  With the acquisitions of the telephone answering service businesses, LMA and alphaCONNECT, in June 2003 and April 2004, respectively, the Company’s costs, consisting primarily of payroll and payroll related expenses, increased by approximately $530,000.  This is due to the Company recording a full years expense related to LMA and nine months of alphaCONNECT expense in 2004 as opposed to only six months of LMA expense, in 2003.  In the third quarter of 2004, the Company consolidated its two acquisitions into one location and the Company believes this will realize efficiencies, without negatively impacting service, which will result in decreased costs and increased margins.

•                  With the increase in business in its existing telephone answering service and the Company’s continued focus on a higher level of service to its customers, the Company hired additional telephone answering service supervisors and operators in its Long Island City location.  These personnel additions along with general pay rate increases has accounted for approximately $320,000 of increased costs as compared to the same period in 2003.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $828,000 for the year ended December 31, 2004 as compared to the same period in 2003, an increase of 10%.  The increase is primarily attributable to the following:

•                  The acquisitions of LMA and alphaCONNECT, Inc. in 2003 and 2004, respectively, resulted in the Company incurring approximately $800,000 of administrative costs for the year ended December 31, 2004, as compared to $310,000 in the same period in 2003.  The most significant expenses in 2004 are payroll and related benefits of approximately $375,000 and amortization expense of $172,000 in 2004.  Amortization relates to non-compete agreements and customer lists, which are being amortized over a five year period.

•                  Amortization expense, excluding LMA and alphaCONNECT, Inc., in 2004 increased by approximately $155,000, as compared to the same period in 2003, primarily as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003.  Amortization will continue on this cooperative licensing agreement with HHN through November 2006, the end of the initial term of the agreement.

•                  In executing its agreement with a company whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online, the Company opened an office on the West Coast and hired additional personnel.  This, along with the addition of personnel in its telehealth department has resulted in approximately a $250,000 increase in expense as compared to the same period in 2003.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as equipment maintenance, insurance fees and depreciation.

These increases in the selling, general and administrative expenses were partially offset by:

•                  In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company’s common stock.  Each warrant contained a “Put Option” giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the “Put price”), respectively, less the warrant exercise price of $2 per share.  In lieu of honoring the Put Option, the Company has the right to request the exercise of the warrant, and in that case, upon such exercise, paying the holder only the difference between the Put Price and the market price of the common stock at the time of such exercise.  In November 2003, the holder exercised the Put Option on the first warrant (133,333.33 shares) and the Company enforced its right to request the holder to exercise the warrant such that the Company only paid to the holder the difference between the Put Price and the market price of the common stock at the time of such exercise.  Since inception, the Company has been recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company’s common stock.  For the year ended December 31, 2004, the Company recorded a reduction of the liability and corresponding charge to income of $190,000 for the one remaining warrant while during the year ended December 31, 2003, the Company had recorded a reduction of the liability and corresponding charge to income of $29,333.  The Company is released from its obligation under the Put Option if the Company’s stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days.  In March 2005, the Company’s stock traded above the put price of $6.00 for a period of 10 consecutive trading days releasing the Company of its obligation under the put component of the warrant.

Interest Expense:

Interest expense decreased by approximately $19,000 for the year ended December 31, 2004 as compared to the same period in 2003, a decrease of 25%. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases.

Other Income:

Other income for the year ended December 31, 2004 and 2003 was approximately $357,000 and $505,000, respectively. Other Income for the year ended December 31, 2004 and 2003 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $312,000 and $176,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.  The Company believes employee levels will remain sufficient to recognize approximately $300,000 per annum.  Other income for the year ended December 31, 2003 also includes a gain of approximately $170,000 resulting from the sale of a building that formerly housed the HCI telephone answering service operations.  Additionally, other income in 2003 includes approximately $75,000 relating to the replacement of activators.  Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators.  The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program.  As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2004 was approximately $809,000 as compared to $1,145,000 for the same period in 2003. The decrease of $336,000 for the year ended December 31, 2004 primarily resulted from an increase in the Company’s costs related to services and selling, general and administrative costs offset by an increase in the Company’s service revenues.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $579,000, or 5%, for the year ended December 31, 2003 as compared to the same period in 2002.  The increase is primarily attributed to:

•                  Through the Company’s continued expansion efforts in the telehealth area, the Company generated approximately $350,000 of revenue in 2003 from the rental of the Health Buddy unit, whereas for the same period in 2002, the Company generated revenue of approximately $50,000.

•                  The Company experienced continued growth in its customer base through efforts which included expansion into new regions, competitive conversions and strategic partnerships with healthcare provider systems.  This growth resulted in a net increase of approximately $270,000 as compared to the same period in 2002.

TAS

The increase in revenues of approximately $1,068,000, or 40%, for the year ended December 31, 2003 as compared to the same period in 2002 was primarily due to the following:

•                  On June 30, 2003, the Company purchased the assets of a telephone answering service business, LMA, located in Audubon, New Jersey.  For the year ended December 31, 2003 the Company generated approximately $729,000 in revenue.  The Company planned to continue its pursuit of telephone answering service entities.

•                  The Company has experienced growth within its existing telephone answering service business which was purchased in November 2000.  Revenues increased from this internal growth by approximately $340,000 as compared to the same period in 2002.  This growth is primarily due to the execution of new agreements with an entity involved in cost management and purchasing of services on behalf of hundreds of healthcare and hospital organizations.  The Company has experienced growth in each of the years since it purchased this answering service in 2000 and anticipates that it will continue to grow this business with further expansion into the healthcare and hospital organizations and to physicians through its marketing strategies.

Cost Related To Services and Goods Sold:

HSMS

Costs related to services and goods decreased by approximately $(10,000) for the year ended December 31, 2003 as compared to the same period in 2002, primarily due to the following:

•                  The Company incurred expenses relating to the rental of the Health Buddy unit in accordance with its Cooperative Licensing, Development, Services and Marketing Agreement with HHN, in direct correlation with the growth of its customer base and revenues.  This item represented approximately $178,000 of expense in 2003 as compared to approximately $72,000 for the same period in 2002.

•                  Depreciation has increased by approximately $145,000 as compared to the same period in 2002, due to the Company placing additional PERS and enhanced PERS in service and occupying its new call center facility in April of 2003.  As the Company continues to grow its customer base, the Company is purchasing additional PERS and enhanced PERS systems which are being depreciated over their useful lives.  Upon occupying its new facility, depreciation commenced on the cost associated with the build-out of the new facility which was approximately $1,100,000. As of December 31, 2003 and 2002, the Company recorded depreciation of approximately $1,777,000 and $1,632,000, respectively, charged to Cost of Services and Goods Sold.

These increases in the cost related to services and goods sold were offset by:

•                  A reduction of personnel in the ERC and customer service departments, which was directly attributed to the relocation of the PERS monitoring center and telephone answering service into one facility, resulting in a reduction of $125,000 and a decrease in the telephone expense generating a reduction of approximately $70,000.

TAS:

Costs related to services and goods increased by approximately $686,000 for the year ended December 31, 2003 as compared to the same period in 2002, an increase of 57%, primarily due to the following:

•                  With the acquisitions of the telephone answering service business, LMA in 2003, the Company’s costs increased by approximately $295,000.  This is due to the Company recording six months of expense in 2003 relating to this acquisition and no expense in 2002.

•                  With the increase in business in its existing telephone answering service and the Company’s continued focus on a higher level of service to its customers, the Company hired additional telephone answering service supervisors and operators in its Long Island City location.  These personnel additions along with general pay rate increases has accounted for approximately $140,000 of increased costs as compared to the same period in 2003.  As the Company continues to grow its customer base and revenues, they will continue to evaluate personnel levels and determine if additional personnel are necessary.

•                  In April 2003, the Company occupied a new facility to operate its ERC, customer service and its telephone answering service divisions.  The rent and real estate taxes associated with this new facility and allocated to the TAS business was approximately 135,000, while in 2002 the telephone answering service was operating out of an owned building and had approximately $23,000 of charges for maintenance and real estate taxes.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $352,000 for the year ended December 31, 2003 as compared to the same period in 2002, an increase of 5%.  The increase is primarily attributable to the following:

•                  The acquisition of LMA in 2003 resulted in the Company incurring approximately $311,000 of administrative costs for the year ended December 31, 2004.  The most significant expenses in 2003 were payroll and related benefits of approximately $140,000 and amortization expense of $60,000.  Amortization relates to non-compete agreements and customer lists, which are being amortized over a five year period.

•                  Amortization expense, excluding LMA, in 2003 increased by approximately $165,000, as compared to the same period in 2002, primarily as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003.  Amortization will continue on this cooperative licensing agreement with HHN through November 2006, the end of the initial term of the agreement.

These increases in the selling, general and administrative expenses were partially offset by:

In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company’s common stock.  Each warrant contained a “Put Option” giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the “Put price”), respectively, less the warrant exercise price of $2 per share.  In November 2003, the selling stockholder exercised the Put Option on the first warrant (133,333.33 shares) and the Company elected to require him to exercise the warrant such that the Company was only required to pay him $1.52 per share, representing the difference between $5.00 and the average fair value of the shares during the requisite 10-day period, or $3.48.  With this, along with a valuation performed by an independent appraiser on the second warrant, the Company recognized income of approximately $29,000 in 2003 as compared to an expense in 2002 of $113,000.

Interest Expense:

Interest expense decreased by approximately $52,000 for the year ended December 31, 2003 as compared to the same period in 2002, a decrease of 41%. The decrease in 2003 was primarily due to the Company continuing to pay down on its term loan as well as fully satisfying certain of its previously executed capital leases.

Other Income:

Other income for the year ended December 31, 2003 and 2002 was approximately $505,000 and $474,000, respectively. Other Income for the year ended December 31, 2003 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amount of $176,000.  In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.  Other income for the year ended December 31, 2003 also includes a gain of approximately $170,000 resulting from the sale of a building that formerly housed the HCI telephone answering service operations.  Additionally, other income in 2003 includes approximately $80,000 relating to the replacement of activators.  Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators.  The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program.  As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program.  Other income in 2002 included approximately $255,000 relating to the replacement of activators. Additionally, other income in 2002 includes an insurance recovery of $100,000 relating to the loss of certain leased medical devices and approximately $98,000 of interest income principally relating to the investment of funds realized from the April 2002 private placement and interest accrued on the note due from the Company’s principal shareholder.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes in 2003 was $1,145,000 as compared to $428,000 in 2002, an increase of $717,000.  The increase in 2003, as compared to 2002, resulted from an increase in the Company’s service revenues and other income; partially offset by increases in costs related to services and selling and administrative costs.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and notes hereto.

B.        Liquidity and Capital Resources

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined).  Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%.  The Company has the option to choose between the two interest rate options under the term loan and revolving credit line.  The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available through May 2005.  The outstanding balance on the term loan at December 31, 2004 was $725,000.  There were no amounts outstanding on the revolving credit line at December 31, 2004.

On March 28, 2005, the Company amended its loan documents whereby the borrowings under the term loan will bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The revolving credit line has also been extended for an additional three (3) years and is now available through May 2008.  Additionally, certain of the covenants were amended.

At December 31, 2004, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003 and March 28, 2005.

The following table is a summary of contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$797,258	$300,814	$492,925	$3,519
Capital Leases (b)		$119,201	$94,743	$24,458
Operating Leases (c)		$4,949,102	$470,158	$1,131,667	$648,492	$2,698,785
Put Warrant Obligation (d)		$10,000	$10,000
Total Contractual Obligations		$5,875,561	$875,715	$1,649,050	$652,011	$2,698,785

(a)          – Debt includes the Company’s term loan of $725,000 which matures in June 2007, as well as loans associated with the purchase of automobiles.

(b)         – Capital lease obligations relate to the purchase of the Company’s new Customer Service/Emergency Response software and the purchase of telephone answering service equipment.  Both of these capital leases mature in January 2006.

(c)          – Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and the office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chief Executive Officer and principal shareholder pursuant to a lease which expires in September 2007.  The Company leased a second building from the Chief Executive Officer and principal shareholder until October 2004, at which time the Company was released from its obligation.

(d)         – Put Warrant obligation represents an obligation associated with the Harriett Campbell, Inc. acquisition in November 2000. One warrant to purchase 105,000 shares of the Company’s common stock was outstanding as of December 31, 2004. This warrant contains a “Put Option” giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified price of $6 per share (the “Put Price”) less the warrant exercise price of $2 per share, or at the option of the Company to pay the difference between the Put Price and fair market value.  The Company is released from its obligation under the Put Option if the Company’s stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days.  In March 2005, the Company’s stock traded above the put price of $6.00 for a period of 10 consecutive trading days releasing the Company of its obligation under the put component of the warrant.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $4.2 million for the year ended December 31, 2004 as compared to approximately $2.7 million for the same period in 2003. During 2004, increases in cash provided by operating activities are primarily the result of an increase from depreciation and amortization of approximately $0.5 million and an increase liabilities of approximately $0.8 million.  The increase in liabilities is primarily related to the purchase of inventory components in the second half of 2004 of approximately $0.5 million which were not paid as of December 31, 2004 and the recording of an accrual of approximately $0.4 million relating to costs to upgrade certain versions of its PERS and related equipment to meet the applicable standards of the FCC.

Net cash used in investing activities for the year ended December 31, 2004 was approximately $3.8 million as compared to $1.3 million in the same period in 2003.  The primary components of net cash used in investing activities in 2004 and 2003 were capital expenditures and acquisitions.  Net cash used in investing activities for capital expenditures for 2004 and 2003 were approximately $2.6 and $1.8 million, respectively and for acquisitions was approximately $0.8 and $1.7 million, respectively.  Capital expenditures for 2004 primarily relate to the production and purchase of the enhanced PERS and traditional PERS systems and the continued enhancement of its telephony equipment. In 2003, the capital expenditures related to the production and purchase of traditional PERS systems, the build out of the call center and enhancements to the management information systems. In addition, in both 2004 and 2003, the Company purchased the assets of telephone answering service businesses. The 2003 cash used in investing activities was offset by the liquidation of approximately $2.1 million of marketable securities, the proceeds of which were primarily used for an acquisition and capital expenditures.

Cash flows for the year ended December 31, 2004 from financing activities were approximately $0.6 million compared to cash used in financing activities of $.1 million for the same period in 2003.  The primary components of cash flow derived from financing activities in 2004 and 2003 were proceeds received from the exercise of stock options and warrants.  The proceeds from the exercise of both stock options and warrants were approximately $1.0 and $0.6 million in 2004 and 2003, respectively.  The primary components used in financing activities during 2004 and 2003 was the repayment of debt of approximately $0.4 and $0.5, respectively.  In addition, 2003 included the payment of approximately $0.2 million towards the put warrant obligation.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.8 – $3.2 million for the production and purchase of the enhanced PERS and traditional PERS systems and enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand.  In addition, the Company anticipates incurring approximately $0.5 - $0.7 million of costs relating to research and development of its enhanced PERS and Med-Time dispenser.

As of December 31, 2004 the Company had approximately $3.2 million in cash and the Company’s working capital was approximately $5.8 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, this will enable it to meet its cash, working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line, which now expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at December 31, 2004.

Off-Balance Sheet Arrangements:

As of December 31, 2004, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively.  The Company also paid professional fees of $76,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. The first measurement date for this potential additional purchase price consideration is April, 2005.  The Company does not believe any additional purchase price consideration will be required at this measurement date.

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. (“LMA”), a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $93,902.  A potential exists for the payment of additional purchase price consideration based on a percentage of revenue of the acquired business if certain thresholds concerning revenue and earnings are met. The measurement date for this potential additional purchase price consideration is June 30, 2005.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York to consolidate its HCI and Oceanside ERC and Customer Service facilities.  The Company believes that centralization of the ERC, Customer Service and H-LINK® OnCall operations will provide additional efficiencies and facilitate the continued projected growth of the H-LINK and PERS divisions.  The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company.  The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology.  Pursuant to the HHN Agreement, the Company is the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company’s traditional safety monitoring features with HHN’s internet based disease management monitoring technology.  The Company’s right to maintain such exclusivity is based on achievement of certain thresholds, all of which have been met to date, and the next threshold to be met is in October 2005.  The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product.  The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement and concludes at the end of the initial term of the Agreement.  As of December 31, 2004, the license fee has been paid in full.

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home

Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004.  During the years ended December 31, 2004, 2003 and 2002, the Company’s revenues from this contract represented 15%, 18% and 23%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.”  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future.  As of March 28, 2005, a new RFP has not been issued. The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has reduced its dependence on revenue from HCSP, if subsequent to June 2005, the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of December 31, 2004 and 2003, accounts receivable from the contract represented 18% and 29%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 18% and 22%, respectively, of medical devices.

The Company’s PERS and related equipment is subject to approvals under the rules of the Federal Communication Commission (“FCC”). In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS and related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC to satisfy this matter.

The Company is currently negotiating with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS and related equipment and the amount of a payment to the FCC.  At this time the Company is unable to determine whether it is probable that a liability has been incurred; accordingly, no estimate of the potential payment to the FCC has been recorded. However, the Company believes the payment could range between $50,000 and $160,000, although substantially higher amounts are possible based on the discretion of the FCC.

The Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption, the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

As of December 31, 2004, the Company has recorded an expense of approximately $480,000 in connection with this matter.  Included in this amount  is $375,000 for costs to be incurred in excess of normal repair and refurbishment costs and $50,000 for the testing that was performed on the Company’s equipment.  Legal and other professional fees incurred in connection with this matter are being expensed as incurred.  As of December 31, 2004, the Company has incurred charges totaling approximately $500,000.  The Company anticipates the total charge to complete this upgrade program to range from $800,000 to $1,200,000.  If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

No other single contract or customer represents more than 6% of the Company’s revenue.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2004 of $19,128,003 were in line with the Company’s revenue projections of $19,000,000.  The Company’s net income of $411,000 for the year ended December 31, 2004 was lower than the projected net income of $775,000 primarily due to the recording of a charge with respect to upgrading certain PERS and related equipment to reduce radio frequency emissions and the write down of obsolescent inventory at December 31, 2004.  These items resulted in an after tax charge against net income of approximately $370,000 and with the exception of these charges, the Company would have met its net income projections.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of income, typically, over the related vesting period of the options. SFAS No. 123R requires the use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123.  SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required. The impact of adoption of SFAS 123R cannot be determined at this time because it will partially depend on levels of share based payment granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in the table above (see discussion on Accounting for Stock Based Compensation).

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended through December 2003, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was adopted in the first quarter of 2004 and did not have an impact on the Company’s financial statements.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $728,000 as of December 31, 2004, which is equal to approximately 18% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $41,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $41,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $165,000.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $135,000.

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,563,864 at December 31, 2004 and $2,086,815 at December 31, 2003.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Item 7.	FINANCIAL STATEMENTS.

The financial statements required hereby are located on pages F-1 through F-28.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.              Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer, President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer, President and the Chief Financial Officer concluded that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, President and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.                     Other Information

On March 28, 2005, the Company entered into an amendment to its credit agreement with the Bank of New York. Under the terms of the amendment, among other things, the credit agreement was extended for an additional 3 years until May 2008, the interest rates under the credit agreement were reduced and certain of the financial covenants were adjusted. A copy of the amendment to the credit agreement is attached as an exhibit to this Annual Report on Form 10-KSB.

On March 30, 2005, the Company entered into an amendment to its agreement with HHN, pursuant to which a certain performance milestone, which was previously required to be met by April 30, 2005, was extended to October 31, 2005.  The milestone relates to the Company’s maintaining exclusivity with respect to the utilization of HHN technology in the PERS field.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company

Howard M. Siegel	71	Chairman of the Board, Chief Executive Officer and Director
Jack Rhian	50	President, Chief Operating Officer and Director
Frederic S. Siegel	35	Senior Vice President – Business Development and Director
Ronald Levin	70	Director
Yacov Shamash, PH.D	55	Director
James F. LaPolla	55	Director
Delphine Mendez de Leon	49	Director
Richard Rallo	40	Chief Financial Officer

Information about Directors

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 71, has been the Company’s Chairman of the Board, Chief Executive Officer and a director over the past five years.  Mr. Siegel also served as the Company’s President prior to July 2004 and Chief Financial Officer prior to September 1996.

JACK RHIAN, 50, has been a director of the Company since October 2002 and has been the Company’s President since July 2004. Mr. Rhian also currently serves as the Chief Operating Officer, and was Executive Vice President from August 2002 and prior to becoming the President.  He joined the Company in January 2000 as Vice President and

Chief Operating Officer.  From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company.  From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service.  Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services.  Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 35, has been a director of the Company since September 1998, is the Company’s Senior Vice President – Business Development prior to that served as Vice President of Sales and Marketing for the Company since July 1998.  Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company.  From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp.  Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 55, has been a director of the Company since being appointed in September 2000.  Since 1982, Mr. LaPolla has been the President and Chief Executive Officer of Home Health Management Services, Inc, a 501C3 Non-for-Profit Community based Home Care Program.

RONALD LEVIN, 70, has been a director of the Company since August 2001.  He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984.  Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen’s Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise.  Mr. Levin is currently a licensed stock broker with Investec Earnst & Co.  He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 55, has been director of the Company since August 2001.  He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992.  Since 1990, he has also served on the Board of Directors of KeyTronic Corporation, a computer hardware manufacturer.

DELPHINE MENDEZ DE LEON, 49, has been a director of the Company since August 2002.  Ms. Mendez de Leon has been, since 2001, a manager at Cap Gemini Ernst & Young, Inc., a healthcare strategy transformation consulting firm, where she managers healthcare system strategy transformation, span of control and overhead improvement efforts.  From 2000 and prior to joining Cap Gemini Ernst & Young, Inc. Ms. Mendez de Leon was an independent consultant and advised various healthcare companies and hospitals, including the Company, in connection with the development of business plans, market research and program development.  From 1994 to 2000, Ms. Mendez de Leon was with The Brooklyn Hospital Center, where she served as Vice-President of Operations and Planning and was responsible for administrative oversight of various medical departments, was involved in market and financial analysis, business planning, and directed 250 employees.  Ms. Mendez de Leon holds an MBA from Columbia University School of Business and a Masters in Public Health from Columbia University School of Public Health.

Non-Director-Significant Officers

RICHARD RALLO, 40, joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003.  From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company.  From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations.  Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

JOHN ROGERS, 58, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center.  He became the Company’s Vice President, Operations in July 1993.  Additionally, he has been the Secretary of the Company since July 1993.  Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel.  Howard M. Siegel is the father of Frederic S. Siegel.

Audit Committee

The Company’s Board of Directors has a separate audit committee.  The Audit Committee currently consists of Mr. LaPolla, Mr. Shamash, and Mr. Levin, each of whom are independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and in Rule 10A-3 of the Securities and Exchange Act of 1934.

The Board of Directors has determined that none of its current members meets the standard of an audit committee “financial expert,” as defined by the SEC.  The Company is continuing the process of seeking an audit committee financial expert.  They have met with several candidates, however, at this time no candidate has been selected.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. The Company is not aware of late filings, or failures to file, any reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004.

Code of Ethics

The Company’s Board adopted a Code of Ethics which applies to all of the Company’s Directors, Executive officers and employees.  The Code of Ethics is available to any person without charge upon request to the Company’s Chief Executive Officer at 3265 Lawson Blvd., Oceanside, NY 11572.

ITEM 10.               EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Company’s Chief Executive Officer and the three other executive officers who were serving at the end of the fiscal year ended December 31, 2004, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004, for services rendered in all capacities to the Company and its subsidiaries during the Company’s 2002, 2003 and 2004 fiscal years.  The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

		Annual Compensation			Long-Term Compensation
Name and Position	Year	Salary		Bonus	Principal Options(#)

Howard M. Siegel	2004	$315,000		—	—
Chairman of the	2003	$308,000		—	8,500
Board and Chief Executive Officer	2002	$320,000		$5,000	35,730

Jack Rhian	2004	$198,333		—	—
President and Chief	2003	$178,750		—	5,000
Operating Officer	2002	$161,667		$5,000	88,199

Frederic S. Siegel	2004	$200,000		—	65,530
Senior Vice President-	2003	$181,550	(1)	—	20,317
Business Development	2002	$200,000		$7,500	13,079

Richard Rallo	2004	$145,000		—	5,000
Chief Financial	2003	$134,167		—	43,800
Officer	2002	$123,750		$2,500	23,126

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company’s 2004 fiscal year to the Named Executive Officers.  All such options were granted under the Company’s 2000 Stock Option Plan or 1997 Stock Option Plan.

Name	Number of Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Howard M. Siegel	—	—	—	—

Jack Rhian	—	—	—	—

Frederic S. Siegel	65,530	28.6%	$4.24	04/24/14

Richard Rallo	5,000	2.2%	$4.24	04/24/14

Option Exercises in Last Fiscal Year and Year-End Option Value

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 2004 and the number and value at December 31, 2004 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

Howard M. Siegel	11,442	$29,892	244,480 / 0	$593,764 / 0

Jack Rhian	—	—	211,853 / 0	$553,930 / 0

Frederic S. Siegel	7,346	$17,447	246,841 / 0	$685,103 / 0

Richard Rallo	5,000	$9,500	76,926 / 0	$202,562 / 0

Compensation of Directors

The Company does not compensate its Directors who are also employees of the Company for their service as Directors.  Non-employee Directors receive cash and stock option compensation for their service as Directors of the Company, as determined on a yearly basis by the Board of Directors.  In the fiscal year ended December 31, 2004, each non-employee Director received a $1,500 annual retainer, $750 for each meeting of the Board of Directors attended and $250 for attendance at each meeting of a committee of the Board of Directors.  In addition, for the fiscal year 2004, each non-employee Director received fully vested 10 year stock options to purchase 5,000 shares of the Company’s Common Stock, exercisable at the market price of such Common Stock on the date of grant.

Employment Agreements:

On August 12, 2003, the Company entered into an employment agreement with Mr. Howard M. Siegel pursuant to which he is employed full-time as the Company’s Chairman of the Board, President and Chief Executive Officer. The agreement has a term of three years and four and a half month and expires in December 2006.  The agreement provides for an annual base salary of $300,000 per annum during the period beginning August 12, 2003 and ending December 31, 2003, and $315,000, $330,750 and $347,288 in each of the subsequent three fiscal years, respectively.

Mr. Siegel’s agreement originally provided for the payment of additional bonus compensation based on the Company’s attainment of certain pre-tax income levels each year.  Mr. Siegel has waived the payment of any such additional bonus payment for 2003, and his employment agreement has been amended to remove any entitlement to future bonus payments for the remainder of the term of such agreement.

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

In the event of his death during the term of the employment agreement, Mr. Siegel’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control and Mr. Siegel’s employment with the Company is terminated within 180 days following such change in control under certain conditions, Mr. Siegel will be entitled to his base salary and any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years.

The Company and Mr. Jack Rhian, the Company’s President and Chief Operating Officer, were parties to a three-year Amended Employment Agreement which expired on January 31, 2005, under the terms of which provided for an annual base salary of $165,000, $180,000 and $200,000 in each fiscal year of the contract.   In addition, Mr. Rhian received options to purchase up to 80,000 shares of the Company’s Common Stock, of which options to purchase 30,000 shares were granted at an exercise price of $3.25 per share, 25,000 at an exercise price of $3.50 and 25,000 shares at an exercise price of $4.00.  Options to purchase 30,000 shares vested on January 31, 2002, 25,000 vested on January 31, 2003 and 25,000 shares vested on January 31, 2004.  Until a new agreement is finalized, Mr. Rhian is being compensated at the same base salary as he was currently earning.

On June 15, 2004, the Company entered into an employment agreement with Mr. Frederic Siegel, pursuant to which he is employed full time as the Company’s Senior

Vice President-Business Development.  The agreement has a term of two years and expires on December 31, 2005.  The Agreement provides for an annual base salary of $200,000, subject to annual review by the Board of Directors for possible increases.  The employment agreement is only terminable for certain “cause” events.  In the event that the Company chooses not to renew such agreement on terms no less favorable upon its expiration, Mr. Frederic Siegel will be entitled to a severance payment equal to 12 months of his then current base salary.  In addition, as an inducement to entering into the agreement, Mr. Frederic Siegel received a 10 year option to purchase 35,000 shares of the Company’s Common Stock, at an exercise price of $4.24 per share, all of which are fully vested.

In the event that Mr. Frederic Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period.  In such event, Mr. Frederic Siegel shall be entitled to receive his base salary and other benefits payable through the date of such termination.

In the event of his death during the term of the employment agreement, Mr. Frederic Siegel’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control and Mr. Frederic Siegel’s employment with the Company is terminated within 180 days following such change in control under certain conditions, Mr. Frederic Siegel will be entitled to his base salary and any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years.

On June 15, 2004, the Company entered into an employment agreement with Mr. Richard Rallo, pursuant to which he is employed full time as the Company’s Chief Financial Officer. The agreement has a term of three years and expires on December 31, 2006.  The Agreement provides for an annual base salary of $145,000, subject to annual review by the Board of Directors for possible increases.  In the event that the Company terminates Mr. Rallo’s employment without cause during the term of his employment agreement, Mr. Rallo will be entitled to a severance payment equal to 6 months of his then current base salary.  In addition, as an inducement to entering into the agreement, Mr. Rallo received a 10 year option to purchase 5,000 shares of the Company’s Common Stock, at an exercise price of $4.24 per share, all of which are fully vested.

In the event that Mr. Rallo should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period.  In such event, Mr. Rallo shall be entitled to receive his base salary and other benefits payable through the date of such termination.

In the event of his death during the term of the employment agreement, Mr. Rallo’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control and Mr. Rallo’s employment with the Company is terminated within 180 days following such change in control under certain conditions, Mr. Rallo will be entitled to his base salary and any benefits or awards earned through his last day of employment and a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2004, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,440,845	$2.87	122,368
Equity Compensation plans not approved by security holders (*)	35,000	$3.50	—

(*) – Five year warrant issued to consultant in 2002 for services rendered

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company’s Common Stock, as of March 19, 2005, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption “Executive Compensation” and (d) all directors and executive officers of the Company as a group.  The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

Name and Address Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)

Howard M. Siegel	1,222,641	(3)	14.3%

Ron Levin 184 Greenway Road Lido Beach, NY 11561	171,000	(4)	2.1%

Delphine Mendez de Leon 119 McCormack Road North Slingerlands, New York 12159	25,000	(5)	*

Frederic S. Siegel	356,687	(6)	4.2%

James F. LaPolla Home Health Management Services, Inc. 853 Broadway New York, NY 10003	30,000	(7)	*

Yacov Shamash, PH.D. 7 Quaker Hill Road Stony Brook, NY 11790	32,000	(8)	*

Jack Rhian	259,853	(9)	3.1%

Richard Rallo	81,926	(10)	1.0%

Gregory Fortunoff 200 East 72nd Street New York, NY 10021	693,500	(11)	8.4%

All directors and executive officers as a group (9 persons)	2,179,107	(13)	23.8%

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

(3)               Includes 228,730 shares subject to currently exercisable stock options.

(4)               Includes 30,000 shares subject to currently exercisable stock options.  Includes 20,000 shares owned by Mr. Levin’s wife, to which Mr. Levin disclaims beneficial ownership.

(5)               Consists of 25,000 shares subject to currently exercisable stock options.

(6)               Includes 228,616 shares subject to currently exercisable stock options.

(7)               Consists of 30,000 shares subject to currently exercisable stock options.

(8)               Includes 30,000 shares subject to currently exercisable stock options.

(9)               Consists of 211,853 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian’s wife.

(10)             Consists of 76,926 shares subject to currently exercisable stock options.

(11)             Based on information provided in a Schedule 13D filed by the reporting person on January 12, 2005.

(12)             Includes options indicated in notes (3), (4), (5), (6), (7), (8), (9), and (10).

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board, Chief Executive Officer and President of the Company.  In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the “Lease”).  The Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses.  In October 1997, the Company entered into a separate ten-year operating lease (the “1997 Lease”), for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Mr. H. Siegel.  The 1997 Lease called for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes.  In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease.  In November 2004, the Company vacated and surrendered possession of this premises and Add on Properties, LLC waived and released the Company from any further obligations it may have had pursuant to the terms and provisions of the aforementioned lease.  The Company believes that the remaining lease has terms which are competitive and customary.

The Company has entered into employment agreements with Messrs. Howard M. Siegel, Jack Rhian, Frederic S. Siegel and Mr. Richard Rallo.  See “Item 10 – Employment Agreements”.

The Company employs Joy Siegel as Vice President of Provider Relations.  In 2004, Ms. Siegel earned a salary of $84,667.  Ms. Siegel is the daughter of Mr. H. Siegel.

Mr. H. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him.  In July 2002, the amount due from Mr. H. Siegel, plus accrued interest, was converted into a promissory term loan. The loan bears interest at a rate of 5% per annum and is payable in monthly installments of principle and interest through September 1, 2009.  The amount outstanding at December 31, 2004 and 2003 was $121,314 and $143,391, respectively.

Item 13.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit No.	Identification of Exhibit
3(a)(i)

Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company’s Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 – File No. 2-86862).

3(a)(ii)	Certificate of Amendment to the Company’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

3(b)	Amended and Restated By-Laws of Company, as further amended (Incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-QSB filed with the SEC on August 16, 2004).

3(c)	Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company’s Form 10-KSB for the year ended December 31, 1999).

3(d)	Certificate of Incorporation of HCI Acquisition Corp. (Incorporated by reference to Exhibit 3(d) of the Company’s Form 10-KSB for the year ended December 31, 2000).

3(e)	Certificate of Incorporation of Live Message America Acquisition Corp. (Incorporated by reference to Exhibit 3(e) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004)

4.1

Stock and Warrant Purchase Agreement dated as of March 27, 2002, between the Company and certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

4.2	Form of Warrant to purchase shares of Common Stock, issued to certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

10(a)(i)+

Employment Agreement dated January 31, 2000 between the Company and Jack Rhian. (Incorporated by reference to Exhibit 10(c)(ii) of the Company’s Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999).

10(a)(ii)+

Amended Employment Agreement dated February 1, 2002, between the Company and Jack Rhian. (Incorporated by reference to Exhibit 10(a)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(a)(iii)+

Amendment to Employment Agreement dated June 15, 2004, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10(a)(iii) of the Company’s Form 10-QSB for the quarter ended June 30, 2004).

10(b)(i)+	Employment Agreement dated August 12, 2003 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2003).

10(b)(ii)+

Amendment to Employment Agreement dated June 15, 2004, between the Company and Howard M. Siegel (Incorporated by reference to Exhibit 10(a)(iii) of the Company’s Form 10-QSB for the quarter ended June 30, 2004).

10(c)(i)+

Employment Agreement dated as of June 15, 2004, between the Company and Frederic S. Siegel. (Incorporated by reference to Exhibit 10(c)(i) of the Company’s Form 10-QSB for the quarter ended June 30, 2004).

10(c)(ii)+

Letter dated July 16, 2004 confirming waiver of certain commissions by Frederic Siegel. (Incorporated by reference to Exhibit 10(c)(ii) of the Company’s Form 10-QSB for the quarter ended June 30, 2004).

10(d)+	Employment Agreement dated June 15, 2004, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10(d) of the Company’s Form 10-QSB for the quarter ended June 30, 2004).

10(e)(i)	Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey (“Mt. Laurel Lease”). (Incorporated by reference to

Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 1991).

10(e)(ii)	First Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-KSB for the year ended December 31, 1993).

10(e)(iii)	Second Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-KSB for the year ended December 31, 1996).

10(e)(iv)	Third Amendment to the Mt. Laurel Lease (Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(e)(v)	Fourth Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(e)(v) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10 (e)(vi)	Fifth Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(e)(v) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(f)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(f)(ii)

Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(g)(i)	Lease for the premises located at 3255 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(g)(ii)

Addendum to lease for premises located at 3255 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(j)(ii) to the Company’s Form 10-KSB for the year ended December 31, 1999).

10(g)(iii)*	Termination of lease for premises located at 3255 Lawson Boulevard, Oceanside, New York, dated November 11, 2004.

10(h)(i)	Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(h)(ii)	Assignment of Rents and Leases dated January 7, 1999 relating to the leased premises at 910 Church Street, Decatur, Georgia (Incorporated by reference to

Exhibit 10(x) to the Company’s form 10-KSB for the year ended December 31, 1998).

10(i)

Lease for the premises located at 169-10 Crocheron Avenue, Flushing, New York dated September 1, 1998 by and between the Company and Roseann and Charles Rojo. (Incorporated by reference to Exhibit 10(l) of the Company’s form 10-KSB for the year ended December 31, 1998).

10(j)	Lease for the premises located at 475 West 55th Street, Countryside, Illinois. (Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-KSB for the year ended December 31, 1995.)

10(k)

Amendment to Lease for the premises located at 475 West 55th Street, Countryside, Illinois (Incorporated by reference to Exhibit 10(n) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(l)

Lease for the premises located at Store Space No. 300, 12543 North Highway 83, Parker, Colorado, dated March 9, 2000. (Incorporated by reference to Exhibit 10(l) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(m)(i)

Lease for the premises located at 33-36 33rd Street, Long Island, City, New York, dated January 14, 2002. (Incorporated by reference to Exhibit 10(m)(i) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(m)(ii)

Lease Amendment and Modification for the premises located at 33-36 33rd Street, Long Island City, New York. (Incorporated by reference to Exhibit 10(m)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(n)+	Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(o)+	1997 Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(p)+	2000 Stock Option Plan. (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission and dated June 1, 2000).

10(q)	Agreement between the Company and the City of New York, dated February 22, 2002. (Incorporated by reference to Exhibit 10(p)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(r)	Purchase/Leaseback Agreement dated July 13, 1999 with Celtic Leasing Corp. (Incorporated by reference to Exhibit 10(r)(i) to the Company’s Form 10-KSB for the year ended December 31, 1999).

10(t)(i)

Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t) of the Company’s Form 10-KSB for the year ended December 31, 2002).

10(t)(ii)*	Amendment to Credit Agreement dated March 28, 2005, between the Company and the Bank of New York.

10(u)

Advisory Agreement dated February 6, 2002, between the Company and Cameron Associates, Inc. (Incorporated by reference to Exhibit 10(t) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(v)

Cooperative Licensing, Development, Services and Marketing Agreement, dated November 1, 2001, between the Company and Health Hero Network, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2001).

10(x)

Term Promissory Note, dated June 24, 2002, issued by Howard M. Siegel in favor of the Company. (Incorporated by reference to Exhibit 10(x) of the Company’s Form 10-KSB for the year ended December 31, 2002).

21(a)	Subsidiaries of the Company (Incorporated by reference to Exhibit 21(a) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004).

23.1*	Consent of Margolin, Winer & Evens LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

+ Management contract or compensatory plan or arrangement

(b)                                  Reports on Form 8-K

On October 28, 2004, the Company filed a current report on Form 8-K relating to Item 8.01, Other Events, reporting the issuance of a press release announcing the pending extension of its existing New York City contract.

On November 12, 2004, the Company filed a current report on Form 8-K relating to Item 2.02, Results of Operations and Financial Condition, reporting the issuance of a press release announcing the results of operations for the quarter ended September 30, 2004.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed to the Company by Margolin, Winer & Evens, LLP during 2004 and 2003 for its audit of the Company’s financial statements and for its reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission totaled $140,000 and $135,000, respectively.

Audit Related Fees

Audit related fees billed to the Company by Margolin, Winer & Evens, LLP during 2004 and 2003 totaled $48,025 and $31,400, respectively.  Such amounts include employee benefit plan audits, due diligence relating to acquisition transactions and consultations concerning financial accounting and reporting.

Tax Fees

Tax fees billed to the Company by Margolin, Winer & Evens, LLP during 2004 and 2003 were $43,950 and $15,000, respectively.  Such fees involved the preparation of tax returns and assistance with tax audits.

Other Fees

There were no other fees billed to the Company by Margolin, Winer & Evens, LLP during 2004 and 2003.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Margolin, Winer & Evens, LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

By:	/s/ Howard M. Siegel
Howard M. Siegel
Chairman of the Board and President

Dated: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board,	March 31, 2005
Howard M. Siegel	Chief Executive Officer and Director

/s/ Jack Rhian	President, Chief Operating	March 31, 2005
Jack Rhian	Officer and Director

/s/ Ronald Levin	Director	March 31, 2005
Ronald Levin

/s/Delphine Mendez de Leon	Director	March 31, 2005
Delphine Mendez de Leon

/s/ Frederic S. Siegel	Senior Vice President, Business	March 31, 2005
Frederic S. Siegel	Development and Director

/s/ Yacov Shamash	Director	March 31, 2005
Dr. Yacov Shamash

/s/ James Lapolla	Director	March 31, 2005
James F. LaPolla

/s/ Richard Rallo	Chief Financial Officer	March 31, 2005
Richard Rallo

AMERICAN MEDICAL ALERT
CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Medical Alert Corp. and Subsidiaries

Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the consolidated financial statements, in 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which changed the method of accounting for goodwill and indefinite-lived intangible assets.

Margolin, Winer & Evens LLP

Garden City, New York

March 25, 2005, except for Notes 3 and 5 as to which the date is March 30, 2005

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003

ASSETS

Current Assets:
Cash	$3,186,852	$2,192,113
Accounts receivable (net of allowance for doubtful accounts of $728,000 in 2004 and $643,000 in 2003) (Notes 1 and 12)	3,389,076	3,295,752
Notes receivable (Note 6)	23,207	22,077
Inventory (Note 1)	696,736	451,924
Prepaid and refundable taxes (Notes 1 and 7)	—	155,093
Prepaid expenses and other current assets	434,057	471,497
Deferred income taxes (Notes 1 and 7)	448,000	321,000

Total Current Assets	8,177,928	6,909,456

Fixed Assets - at cost:
Medical devices	14,983,275	13,228,847
Monitoring equipment	2,320,752	1,844,548
Furniture and equipment	1,151,735	1,106,969
Leasehold improvements	731,501	720,583
Automobiles	181,283	119,218
	19,368,546	17,020,165
Less accumulated depreciation and amortization (Note 1)	12,321,621	10,281,000

	7,046,925	6,739,165
Other Assets:
Long-term portion of notes receivable (Note 6)	98,107	121,314
Intangible assets (net of accumulated amortization of $1,685,646 and $1,056,196 in 2004 and 2003) (Notes 1, 2 and 5)	1,492,389	1,834,166
Goodwill (net of accumulated amortization of $58,868) (Notes 1, 2 and 4)	2,563,864	2,086,815
Other assets	121,803	148,664
Deferred income taxes (Notes 1 and 7)	138,000	97,000

	4,414,163	4,287,959

Total Assets	$19,639,016	$17,936,580

The accompanying notes are an integral part of these financial statements.

December 31,	2004	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of notes payable (Note 3)	$300,814	$323,314
Accounts payable	559,453	618,337
Accrued expenses (Note 1)	1,354,857	1,012,214
Current portion of capital lease obligations (Note 8)	94,743	89,656
Current portion of put warrant obligation (Note 9)	10,000	—
Deferred revenue (Note 1)	15,834	106,409

Total Current Liabilities	2,335,701	2,149,930

Deferred Income Tax Liability (Notes 1 and 7)	1,099,000	882,000
Long-Term Portion of Notes Payable (Note 3)	496,444	769,525
Long-Term Portion of Capital Lease Obligations (Note 8)	24,458	119,814
Long-Term Portion of Put Warrant Obligation (Note 9)	—	200,000
Accrued Rental Obligation (Note 8)	143,630	108,024
Other Liabilities (Note 1 and 4)	261,884	—

Total Liabilities	4,361,117	4,229,293

Commitments and Contingencies (Notes 5, 8, 9, 12, and 14)

Shareholders’ Equity (Note 9):
Preferred stock, $.01 par value - Authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - Authorized, 20,000,000 Issued 8,078,043 shares in 2004 and 7,734,486 in 2003	80,780	77,345
Additional paid-in capital	10,730,434	9,573,863
Retained earnings	4,572,717	4,162,111
	15,383,931	13,813,319
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)

Total Shareholders’ Equity	15,277,899	13,707,287

Total Liabilities and Shareholders’ Equity	$19,639,016	$17,936,580

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2004	2003	2002

Revenue (Notes 1 and 12):
Services	$18,852,925	$16,192,712	$14,408,221
Product sales	275,078	375,640	384,194

	19,128,003	16,568,352	14,792,415

Costs and Expenses (Income):
Costs related to services	9,613,792	7,621,494	6,847,307
Cost of products sold	159,054	212,925	196,834
Selling, general and administrative expenses	8,845,066	8,017,319	7,665,107
Interest expense	58,184	76,513	129,050
Other income (Note 10)	(356,699)	(504,599)	(473,502)

	18,319,397	15,423,652	14,364,796

Income Before Provision for Income Taxes	808,606	1,144,700	427,619

Provision for Income Taxes (Notes 1 and 7)	398,000	574,000	272,000

Net Income	$410,606	$570,700	$155,619

Basic Earnings Per Share (Note 1)	$.05	$.08	$.02

Diluted Earnings Per Share (Note 1)	$.05	$.07	$.02

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL

Balance - January 1, 2002	6,498,545	$64,985	$6,340,669	$3,435,792	$(106,032)	$9,735,414

Exercise of Stock Options (Note 9)	62,104	621	128,664	—	—	129,285

Private Placement (Note 9)	910,000	9,100	2,512,839	—	—	2,521,939

Warrants Issued (Note 9)	—	—	17,000	—	—	17,000

Net Income for the Year Ended December 31, 2002	—	—	—	155,619	—	155,619

Balance - December 31, 2002	7,470,649	74,706	8,999,172	3,591,411	(106,032)	12,559,257

Exercise of Stock Option (Note 9)	130,504	1,306	292,987	—	—	294,293

Exercise of Warrants (Note 9)	133,333	1,333	265,333	—	—	266,666

Options Issued (Note 9)	—	—	16,371	—	—	16,371

Net Income for the Year Ended December 31, 2003	—	—	—	570,700	—	570,700

Balance - December 31, 2003	7,734,486	77,345	9,573,863	4,162,111	(106,032)	13,707,287

Exercise of Stock Option (Note 9)	268,557	2,685	717,121			719,806

Exercise of Warrants (Note 9)	75,000	750	284,250			285,000

Income Tax Benefit of Stock Options Exercised			155,200			155,200

Net Income for the Year Ended December 31, 2004				410,606		410,606

Balance - December 31, 2004	8,078,043	$80,780	$10,730,434	$4,572,717	$(106,032)	$15,277,899

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$410,606	$570,700	$155,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	49,000	313,000	90,000
Provision for doubtful receivables	85,000	103,000	122,500
Issuance of warrants for services	—	16,371	17,000
Gain on sale of building (Note 10)	—	(168,897)	—
Gain on sale and leaseback of fixed assets	—	—	(5,600)
Depreciation and amortization	3,071,424	2,533,606	2,094,014
Provision for valuation of put warrants	(190,000)	(29,333)	113,000
Accrued interest income	—	—	(44,548)
Accrued rental obligation	35,606	52,524	—
Income tax benefit from stock options exercised	155,200	—	—
Decrease (increase) in:
Accounts receivable	(158,563)	(280,358)	(241,342)
Inventory	(244,812)	(78,501)	(52,795)
Prepaid and refundable taxes	155,093	116,479	(162,244)
Prepaid expenses and other current assets	37,440	(232,329)	(115,181)
Other assets	11,312	13,879	(51,044)
Increase (decrease) in:
Accounts payable	(58,884)	(63,590)	(117,529)
Accrued expenses	623,913	(118,512)	153,648
Deferred revenue	(90,575)	(43,885)	32,393
Other Liabilities	261,884	—	—

Net Cash Provided by Operating Activities	4,153,644	2,704,154	1,987,891

Cash Flows from Investing Activities:
Marketable securities	—	2,057,925	(2,057,925)
Repayments of notes receivable	22,077	75,792	264,877
Purchase of LMA (Note 4)	—	(1,701,720)	—
Purchase of alphaCONNECT, Inc.	(767,956)	—	—
Expenditures for fixed assets	(2,615,637)	(1,781,741)	(1,347,482)
Deposit applied on medical devices	—	40,320	20,355
Net proceeds from sale of building	—	521,395	—
Increase in goodwill	(103,856)	(213,514)	(124,227)
Payment for account acquisitions and licensing agreement	(312,489)	(271,418)	(485,185)

Net Cash Used in Investing Activities	(3,777,861)	(1,272,961)	(3,729,587)

Cash Flows from Financing Activities:
Proceeds from notes payable	$62,065	$16,049	$1,787,053
Repayment of notes payable	(357,646)	(296,245)	(2,359,207)
Payment of financing costs	—	—	(77,750)
Principal payments under capital lease obligations	(90,269)	(180,595)	(214,903)
Proceeds from private equity placement	—	—	2,730,000
Payment under put warrant obligation	—	(202,667)	—
Payment of fees relating to private equity placement	—	—	(208,061)
Exercise of stock options and warrants	1,004,806	560,961	129,285
Net Cash (Used in) Provided by Financing Activities	618,956	(102,497)	1,786,417

Net Increase in Cash	994,739	1,328,696	44,721

Cash - beginning of year	2,192,113	863,417	818,696

Cash - end of year	$3,186,852	$2,192,113	$863,417

Supplemental Disclosure of Cash Flow Information -

Cash paid during the year for:
Interest	$58,184	$84,221	$134,053
Income taxes	104,299	166,126	345,162

Supplemental Schedule of Noncash Investing and Financing Activities:
Fixed assets recorded under capital lease obligations	$—	$75,000	$135,000

During 2002, the Company entered into certain agreements relating to the purchase of trade accounts pursuant to which the Company paid cash of $50,554 and agreed to pay an additional $123,606 based upon future monitoring revenue generated by the accounts. During 2004 and 2003, the Company paid $16,604 and $107,002, respectively, towards the additional $123,606 due. (Note2)

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1                                         Summary of Significant Accounting Policies

Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”), which encompasses personal emergency response systems (“PERS”) and telehealth systems, telephone answering services (TAS) and personal safety and asset monitoring (SafeCom). The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center.  The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. In addition, the Company provides after-hours telephone answering services to the healthcare community.  The Company also provides personal safety and asset monitoring to retail establishments operating in a 24/7 environment. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies, physicians and group practices and individual consumers across the United States

Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company”.  All material inter-company balances and transactions have been eliminated.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market.  At December 31, 2004, due to change in telehealth technology, the Company recorded a reserve on certain components parts inventory aggregating approximately $230,000.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable.  No impairment losses were recorded during the three-year period ended December 31, 2004.

The Company’s PERS equipment is subject to approval from the Federal Communication Commission (“FCC”). In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC to satisfy this matter.

The Company is currently negotiating with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment and the amount of a potential payment to the FCC.  At this time the Company is unable to determine whether it is probable that a liability has been incurred; accordingly, no estimate of the potential payment to the FCC has been recorded. However, the Company believes the payment could range between $50,000 and to $160,000, although substantially higher amounts are possible based on the discretion of the FCC.  The Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption, the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

As of December 31, 2004, the Company has recorded an expense of $480,000 in connection with this matter.  Included in such total is an accrual of $375,000 which has been charged to cost related to services, for costs to be incurred in excess of normal repair and refurbishment costs.  Legal and other professional fees incurred in connection with this matter are being expensed as incurred.

If the Company is required to complete the PERS equipment and related equipment modifications in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Under this standard, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  The Company completed the annual impairment test during the fourth quarter of 2004 and no impairment was determined.  Future annual impairment tests will be performed in the fourth quarter.

Other intangible assets with finite lives will continue to be amortized on a straight-line basis over the periods of expected benefit.  The Company’s other intangible assets include: (a) trade accounts and trade name (collectively, “account acquisitions”) which are amortized over their estimated lives of three to ten years; (b) noncompete agreements which are being amortized over their contractual lives of 5 years; (c) customer lists which are being amortized over 5 years and (d) licensing agreement which is being amortized over the term of the related agreement (Note 5).

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts.  Sales terms usually provide for payment within 30 to 60 days of billing.  An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2004, 2003 and 2002, provisions for doubtful accounts of approximately $85,000, $134,000 and $122,500, respectively, were charged to income and included in general and administrative expenses.  Accounts receivable are charged against the allowance when substantially all collection efforts cease.  Recoveries of accounts receivable previously charged off are recorded when received.

Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” pursuant to which deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

Revenue recognition - Approximately 95% of revenue is derived from contract services relating to the Company’s three segments (see Note 13).  HSMS revenue principally consists of fixed monthly charges covering the rental of the PERS and telehealth units as well as the monitoring of the PERS at the Company’s call center.  In the telephone answering (“TAS”) and Safe Com segments, billings are also pursuant to contracts.  Certain TAS customers are billed in advance on a semi-annual and annual basis.  Unearned revenue is deferred and recognized as services are rendered.  None of the Company’s billings are based on estimates.

The remainder of revenue is derived from product sales and the installation of PERS equipment.  Product sales revenue is recognized at the time of delivery.  Installation revenue is billed and recognized at the time the monitoring equipment is installed.  Expenses incurred in connection with installations are also recognized at this time.  Installation services include the actual installation of the monitoring equipment, the testing of the units and instructing the customer how to operate and use the equipment.

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $151,876, $181,547 and $323,734 for the years ended December 31, 2004, 2003, and 2002, respectively.

Income per share - Earnings per share data for the years ended December 31, 2004, 2003 and 2002 are presented in conformity with

SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

2004

Basic EPS -
Income available to common stockholders	410,606	7,903,267	$.05

Effect of dilutive securities -
Options and warrants	—	575,557

Diluted EPS -
Income available to common stockholders and assumed conversions	$410,606	8,478,824	$.05

2003

Basic EPS -
Income available to common stockholders	$570,700	7,455,038	$.08

Effect of dilutive securities -
Options and warrants	—	223,214

Diluted EPS -
Income available to common stockholders and assumed conversions	$570,700	7,678,252	$.07

2002

Basic EPS -
Income available to common stockholders	$155,619	7,188,294	$.02

Effect of dilutive securities -	—	363,708
Options and warrants

Diluted EPS -
Income available to common stockholders and assumed conversions	$155,619	7,552,002	$.02

Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies.  The risk is mitigated by the Company’s procedures for extending credit, follow-up of disputes and receivable collection procedures.  In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits.  (See Note 12)

Reclassifications - Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Accounting estimates, in part, are based upon assumptions concerning future events.  Among the more significant are those that relate to collectibility of accounts receivable, the estimated lives and recoverability of long-lived assets, including goodwill, and the ultimate cost to resolve the FCC inquiry.  Accounting estimates reflect the best judgment of management and actual results may differ from those estimates.

Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of certain financial instruments in their financial statements.  The Company estimates that the fair value of its cash, accounts and notes receivable, refundable taxes, accounts payable and accrued expenses approximates their carrying amounts due to the short maturity of these instruments.  The carrying amount of the put warrant obligation is at the fair value.  Substantially all notes payable bear interest at variable rates currently available to the Company; accordingly, their carrying amounts approximate their fair value.

Accounting for stock-based compensation - The Company’s stock-based employee compensation plans are more fully described in Note 9.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,”

to stock-based compensation.

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$410,606	$570,700	$155,619
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(158,859)	(93,447)	(244,239)
Pro forma net income (loss)	$251,747	$477,253	$(88,620)

Earnings (loss) per share:
Basic - as reported	$0.06	$0.08	$0.02
Basic - pro forma	$0.03	$0.06	$(0.01)
Diluted - as reported	$0.05	$0.07	$0.02
Diluted - pro forma	$0.03	$0.06	$(0.01)

The weighted average grant date fair value of options granted in 2004, 2003 and 2002 was $228,645, $134,889 and $532,701, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	2	2	2
Risk free interest rate	2.83%	1.92%	2.95%
Expected volatility	37.03%	39.06%	37.32%
Expected dividend yield	—	—	—

Recent accounting pronouncements - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of income, typically, over the related vesting period of the options. SFAS No. 123R requires the use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123.  SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required. The impact of adoption of SFAS 123R cannot be determined at this time because it will partially depend on levels of share based payment granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in the table above (see discussion on Accounting for Stock Based Compensation).

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead.  It also requires that allocation of fixed production overhead cost of inventory be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended through December 2003, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was adopted in the first quarter of 2004 and did not have an impact on the Company’s financial statements.

2.             Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Account acquisitions	$1,053,035	$891,396	$1,115,362	$783,946
Noncompete agreement	135,000	78,750	110,000	50,000
Customer lists	875,000	213,750	550,000	55,000
Licensing agreement	1,115,000	501,750	1,115,000	167,250

Total	$3,178,035	$1,685,646	$2,890,362	$1,056,196

Amortization expense of intangible assets for the years ended December 31, 2004, 2003 and 2002 was approximately $723,000, $457,000 and $209,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows:

Years Ending December 31,

2005	$614,000
2006	497,000
2007	218,000
2008	141,000
2009	22,000

Changes in the carrying amount of goodwill, all of which relate to the Company’s TAS segment, for the years ended December 31, 2004 and 2003 are as follows:

Balance as of January 1, 2003	$961,731
Additional Goodwill	1,125,084

Balance as of December 31, 2003	2,086,815

Additional Goodwill	477,049

Balance as of December 31, 2004	$2,563,864

Additions to goodwill during 2004 include $373,194 relating to the acquisition of Alpha Connect Inc. (Note 4) and $103,855 relating to the November 2000 acquisition of HCI Acquisition Corp. which provided for additional consideration, not to exceed $550,000, to be paid based on future earnings over a six-year period.  The 2003 additions include $911,570 relating to the acquisition of LMA (Note 4) and $213,514 relating to the acquisition of HCI.  As of December 31, 2004, $550,000 in additional goodwill has been recorded in connection with the HCI acquisition and no further obligation exists.

3.             Long-Term Debt

Note payable - bank – The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined).  Borrowings under the term loan will bear interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%.  The Company has the option to choose between the two interest rate options under the term loan and revolving credit line.  The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line is available through May 2005.  The outstanding balance on the term loan at December 31, 2004 and 2003 was $725,000 and $1,050,000, respectively.  There were no amounts outstanding on the revolving credit line at December 31, 2004 or 2003.

On March 28, 2005, the credit facility was amended whereby the borrowings under the term loan will bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The revolving credit line has also been extended for an additional three (3) years and is now available through May 2008.  Additionally, certain of the covenants were amended.

Auto loans - As of December 31, 2004 and 2003, the Company had automobile loans outstanding aggregating $72,258 and $42,839, respectively.

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,

2005	$300,814
2006	316,810
2007	163,237
2008	12,878
2009	3,519

$797,258

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.

4.             Acquisition

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively.  The Company also paid professional fees of $76,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business.  The measurement date for this potential additional purchase price consideration is April 1, 2005.  The purchase price exceeded the fair value of the indentifiable net assets acquired as the Company acquired this entity with the intention of consolidating this entity with Live Message America, Inc., its previously acquired New Jersey based provider of telephone answering services, and expanding its presence in this geographical area.  The results of operations of alphaCONNECT, Inc. are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.  The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

Accounts receivable	$19,762
Fixed assets	25,000
Non-compete agreement	25,000
Customer list	325,000
Goodwill	373,194

Cost to acquire alphaCONNECT, Inc.	$767,956

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. (“LMA”), a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $93,902.  A potential exists for the payment of additional purchase price consideration based on a percentage of revenue of the acquired business if certain thresholds concerning revenue and earnings are met. The measurement date for this potential additional purchase price consideration is June 30, 2005.  The purchase price exceeded the fair value of the indentifiable net assets acquired as the Company acquired this entity for the purpose of expanding its presence in the telephone answering service business, and for the business’ future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible net assets.  The results of operations of LMA are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

Accounts receivable	$133,537
Fixed assets	75,000
Non-compete agreement	50,000
Customer list	550,000
Goodwill	911,570
Customer deposits	(18,387)

Cost to acquire LMA	$1,701,720

Unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 as if LMA and alphaCONNECT, Inc. had been consolidated as of the beginning of 2003 follow.  The pro forma results include estimates which management believes are reasonable.

	Pro forma Years Ended December 31,
	2004	2003
Revenue	$19,278,000	$17,898,000
Net income	426,000	683,000

Net income per share
Basic	$.05	$.09
Diluted	$.05	$.09

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company’s results of operations for any future period.

5.             Licensing Agreement

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology.  Pursuant to the HHN Agreement, the Company is the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company’s traditional safety monitoring features with HHN’s internet based disease management monitoring technology.  The Company’s right to maintain such exclusivity is based on achievement of certain thresholds, all of which have been met to date, and the next threshold to be met is in April 2005.  The HHN Agreement has a minimum five-year term, and also provides for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product.  The cost of the licensing component of $1,115,000, including $115,000 of professional fees, is being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement and concludes at the end of the initial term of the Agreement.  As of December 31, 2004, the license fee has been paid in full.

6.             Related Party Transactions

Notes receivable at December 31, 2004 and 2003 of $121,314 and $143,391, respectively, represent amounts due from the Chief Executive Officer and principal shareholder of the Company.  In July 2002, the amount due from the shareholder, plus accrued interest, was converted into a term loan, which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

See Note 8 for other related party transactions.

7.             Income Taxes

The provision (credit) for income taxes consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$163,000	$124,000	$96,000
State and local	186,000	137,000	86,000
	349,000	261,000	182,000
Deferred:
Federal	76,000	253,000	64,000
State and local	(27,000)	60,000	26,000
	49,000	313,000	90,000
Total	$398,000	$574,000	$272,000

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2004	2003	2002

Statutory federal income tax rate	34%	34%	34%
State and local taxes	15	11	17
Permanent differences	1	3	5
Prior year under accrual	—	—	5
Other	(1)	2	2

Effective income tax rate	49%	50%	63%

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003

Deferred tax liabilities:
Difference between book and tax bases of property	$(1,099,000)	$(882,000)

Deferred tax assets:
Reserves not currently deductible	571,000	269,000
Put warrant expense not currently deductible	4,000	97,000
Other	11,000	52,000

Total	586,000	418,000

Net deferred tax liabilities	$(513,000)	$(464,000)

8.             Commitments

Capital leases – The Company is obligated under certain capital lease agreements for monitoring equipment and computer software that expire on various dates through 2006.  Equipment and computer software under capital leases included in fixed assets are as follows:

	December 31,
	2004	2003

Monitoring equipment and software	$308,340	$308,340
Less accumulated depreciation	(131,838)	(70,170)
	$176,502	$238,170

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

Years ending December 31,

2005	$99,341
2006	26,497

Total minimum lease payments	125,838

Less amounts representing interest	6,637
Present value of net minimum lease payments	119,201

Less current portion	94,743

Obligation under capital leases, less current portion	$24,458

Operating leases - The Company rents an office facility from its Chief

Executive Officer and principal shareholder pursuant to a lease, which expires in September 2007.  The lease calls for minimum annual rentals, subject to 5% annual increases, plus reimbursement for real estate taxes.  The Company leased a second building from the Chief Executive Officer and principal shareholder until October 2004, at which time the Company was released from its obligation.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in an effort to consolidate its HCI and Oceanside ERC and Customer Service facilities.  The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company.  The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase, plus reimbursement for real estate taxes.

The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia, Countryside, Illinois, Parker, Colorado and Redondo Beach, California.

Rent expense was $751,941 in 2004, $699,246 in 2003 and $371,169 in 2002, which includes $199,875, $257,966 and $264,575, respectively, in connection with the above noted leases with the principal shareholder.  Rent expense includes real estate taxes of $28,405 in 2004, $48,715 in 2003 and $49,229 in 2002.

The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Years ending December 31,

2005	$470,158
2006	419,930
2007	401,588
2008	310,149
2009	319,454
Thereafter	3,027,823

$4,949,102

Approximately 7% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.

Employment agreements - On August 12, 2003, the Company entered into an employment agreement with its Chairman of the Board and Chief

Executive Officer which expires in December 2006.  The agreement provides for an annual base salary of $300,000 per annum during the period beginning June 1, 2003 and ending December 31, 2003, with a 5% increase in each of the subsequent three fiscal years and includes additional compensation based on the Company meeting certain criteria relating to pre-tax income.  Previously, the Company had a similar agreement with this individual.  No additional compensation was paid during the three year period ended December 31, 2004.

The Company has also entered into other employment agreements with certain officers and key employees in the ordinary course of business.  The aggregate annual base salaries, including the Chairman of the Board and Chief Executive Officer, under these agreements is as follows:

Years ending December 31,

2005	$850,750
2006	592,288
2007	100,000
$1,543,038

In addition, certain of these employees are entitled to receive additional compensation if certain performance criteria are met.  No additional compensation was paid during the three year period ended December 31, 2004

9.             Common Stock, Warrants and Options

In April 2002, the Company raised $2,521,939, after expenses of $208,061, in a private equity placement of 910,000 shares of the Company’s common stock and warrants to purchase 227,500 shares of the Company’s common stock at an exercise price of $3.80 per share until April 2007.  During the year ended December 31, 2004, 75,000 of such warrants were exercised.  As part of this transaction, the Company registered for resale the common stock and the common stock underlying the warrants sold in the private placement.  The Company utilized a majority of the proceeds of this offering to further execute its business expansion and diversification strategy into the remote patient monitoring and medical contact center industries, including its initiative with HHN.

In connection with the private placement, the Company issued to the placement agent two warrants to purchase 91,000 and 22,750 shares of common stock at an exercise price of $3.83 per share and $4.17 per share, respectively. These warrants have the same terms as the warrants issued with the common stock.  In March 2005, the warrant to purchase 91,000 shares of common stock was exercised.

In November 2003 and February 2002, in connection with services rendered, the Company granted stock options and warrants to purchase

25,000 and 35,000 shares of common stock, respectively, exercisable for periods of ten and five years at exercise prices of $2.73 and $3.50 per share, respectively, the fair value of the stock at the dates of grant.

In November 2000, in connection with the HCI acquisition, the Company issued to the selling stockholder two warrants to purchase 133,333.33 and 105,000 shares of the Company’s common stock at an exercise price of $2.00 per share.  The warrants are exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling stockholder has the option, only during a period of ten trading days, beginning on November 21, 2003 and 2005, respectively, to require the Company to redeem the warrants (the Put Option) at $5 and $6, (the Put Price) respectively, less the exercise price per share of $2.   In lieu of honoring its obligation to redeem the warrants, the Company may require the selling stockholder to exercise the warrants with the Company only paying to the selling stockholder the difference between the Put Price and the market price of the common stock at the time of such exercise.  The Company is released from its obligation under the Put Option if the Company’s stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days. In November 2003, the selling stockholder exercised the Put Option on the first warrant (133,333.33 shares) and the Company elected to require him to exercise the warrant such that the Company was only required to pay him $1.52 per share, representing the difference between $5.00 and the average fair value of the shares during the requisite 10-day period, or $3.48.  In 2004 only one warrant remained and based on a valuation performed by an independent appraiser, the Company was required to record a liability of $10,000 as compared to $200,000 and $432,000 in 2003 and 2002, respectively.   This resulted in the Company recognizing income of $190,000, $29,000 and an expense of $113,000 for the years ended 2004, 2003 and 2002, respectively.  In March 2005, the selling stockholder exercised the remaining warrants with respect to 50,000 shares.  Additionally, during March 2005, the Company’s stock traded above the put price of $6.00 for a period of 10 consecutive trading days releasing the Company of its total obligation under the put component of the warrant.

The Company has two stock option plans, the 1997 Stock Option Plan (“1997 Plan”) and the 2000 Stock Option Plan (“2000 Plan”).  The Company’s 1991 Stock Option Plan (“1991 Plan”) expired in 2001.

Under the 1991 Plan, as amended, a maximum of 750,000 options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options.  The last options granted under this Plan were issued in 2001 and will expire in 2006.  All options under this Plan were granted at exercise prices equal to the fair market value of the Company’s common shares at the date of grant.

Under the 1997 and 2000 Plans, a maximum of 750,000 and 1,250,000 options, respectively, may be granted.  Options granted under both Plans may either be Incentive Stock Options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or Nonqualified Stock Options which do not qualify as ISOs (“NQSOs”).

The 1997 and 2000 Plans are administered by the Board of Directors (the “Board”) or a committee of the Board (the “Administrator”).  Any committee must consist of at least three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

Options granted under the 1997 and 2000 Plans will be subject to, among other things, the following terms and conditions:

(a)                      The exercise price of each option will be determined by the Administrator; provided, however, that the exercise price of an ISO may not be less than the fair market value of the Company’s common stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company).

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

(d)                     The maximum number of shares of the Company’s common stock for which options may be granted to an employee in any calendar year is 250,000 and 300,000, respectively, under the 1997 and 2000 Plans.  In addition, the aggregate fair market value of shares with respect to which ISOs may be granted to an employee which are exercisable for the first time during any calendar year may not exceed $100,000.

Information with respect to options under plans is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance - January 1, 2002	1,229,386	$2.41
Granted during 2002	744,801	3.04
Forfeitures/expirations during 2002	(164,370)	2.62
Exercised during 2002	(62,104)	2.08
Balance - December 31, 2002	1,747,713	2.69
Granted during 2003	257,642	2.47
Forfeitures/expiration during 2003	(254,644)	2.57
Exercised during 2003	(130,504)	2.25
Balance - December 31, 2003	1,620,207	2.68
Granted during 2004	219,330	4.31
Forfeitures/expiration during 2004	(130,145)	3.30
Excised during 2004	(268,547)	2.66

Balance - December 31, 2004	1,440,845	$2.87

At December 31, 2004, 2003 and 2002, 1,396,178, 1,471,537 and 1,522,713 options were exercisable, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.10 - $1.70	84,469	1.25	$1.19	84,469	$1.19
$1.70 - $2.60	525,631	3.59	2.17	515,631	2.16
$2.60 - $4.20	621,815	4.61	3.18	604,648	3.17
$4.20 - $4.75	208,930	9.62	4.33	191,430	4.31

	1,440,845	4.77	$2.86	1,396,178	$2.83

As of December 31, 2004, 49,029 and 73,339 shares of common stock are available for future grants under the 1997 and 2000 Plans, respectively.

10.          Other Income

Other income for the years ended December 31, 2004, 2003 and 2002 was approximately $357,000, $505,000 and $474,000, respectively. Other income for the years ended December 31, 2004 and 2003 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $312,000 and $175,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York

City income taxes.  Other income for the year ended December 31, 2003 also includes a gain of approximately $170,000 resulting from the sale of a building that formerly housed the HCI telephone answering service operations.  Additionally, other income in 2003 and 2002 includes approximately $75,000 and $225,000, respectively, relating to the replacement of activators.  Early in 2002, it was found that certain activators supplied by a vendor may be subject to battery failure, necessitating the replacement of all potentially affected activators.  The vendor replaced these activators and reimbursed the Company for costs incurred in connection with this replacement program.  As of March 31, 2003, the replacement program was substantially completed and the vendor paid all costs incurred by the Company in connection with this program.  Other income in 2002 also includes an insurance recovery of approximately $100,000 relating to the loss of certain medical devices and approximately $98,000 of interest income.

11.          Employee Savings Plan

The Company sponsors a 401(k) savings plan that is available to all eligible employees.  Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service.  The Company may make matching and/or profit sharing contributions to the plan at its discretion.  The Company contributed $18,707, $14,799 and $15,226 for the years ended December 31, 2004, 2003 and 2002, respectively.

12.                    Major Customers

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004.  During the years ended December 31, 2004, 2003 and 2002, the Company’s revenues from this contract represented 15%, 18% and 23%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.”  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future.  As of March 18, 2005, a new RFP has not been issued. The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has reduced its dependence on revenue from HCSP, if subsequent to June 2005, the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of December 31, 2004 and 2003, accounts receivable from the contract represented 18% and 29%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 18% and 22%, respectively, of medical devices. Legal and other fees of approximately $120,000, $80,000 and $42,000 relating to the contract extension were expensed in 2004, 2003 and 2002, respectively.

13.          Segment Reporting

The Company has three reportable segments, Health and Safety Monitoring Systems (“HSMS”), Telephone After-Hours Answering Services (“TAS”), and Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2004, 2003 and 2002:

	2004
	HSMS	TAS	Safe Com	Consolidated

Revenue	$13,265,835	$5,487,303	$374,865	$19,128,003
Interest expense	54,223	3,961	—	58,184
Depreciation and amortization	2,644,183	361,764	65,477	3,071,424
Income tax expense	77,270	304,818	15,912	398,000
Net income (loss)	(216,651)	592,824	34,433	410,606
Total assets	12,166,990	6,782,836	689,190	19,639,016
Additions to fixed assets	2,208,951	374,912	56,774	2,640,637
Additions to goodwill and intangible assets	31,219	827,049	—	858,268

	2003
	HSMS	TAS	Safe Com	Consolidated

Revenue	$12,520,210	$3,732,250	$315,892	$16,568,352
Interest expense	71,094	5,418	—	76,513
Depreciation and amortization	2,306,736	177,080	49,790	2,533,606
Income tax expense	280,000	290,000	4,000	574,000
Net income	254,542	311,308	4,850	570,700
Total assets	11,925,388	5,584,882	426,310	17,936,580
Additions to fixed assets	1,114,325	638,327	104,089	1,856,741
Additions to goodwill and intangible assets	567,188	1,725,084	—	2,292,272

	2002
	HSMS	TAS	Safe Com	Consolidated

Revenue	$11,941,520	$2,664,361	$186,534	$14,792,415
Interest expense	107,935	21,115	—	129,050
Depreciation and amortization	1,991,667	70,504	31,843	2,094,014
Income tax expense	21,000	251,000	—	272,000
Net income (loss)	12,146	155,238	(11,765)	155,619
Total assets	14,174,094	2,534,526	272,027	16,980,647
Additions to fixed assets	1,208,822	58,260	80,400	1,347,482
Additions to goodwill and intangible assets	608,791	124,227	—	733,018

14.          Contingencies

In addition to the FCC inquiry described in Note 1, the Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business.  At December 31, 2004 and 2003, no liability has been recorded in the accompanying financial statements as the conditions for accrual have not been met.  The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims.  In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.