Form 10QSB
period 2005-03-31
AMERICAN MEDICAL ALERT CORP
filed 2005-05-16
CIK 700721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

Commission File Number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Exact Name of Registrant as Specified in its Charter)

New York	11-2571221
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3265 Lawson Boulevard, Oceanside, New York 11572

(Address of principal executive offices)

(Zip Code)

(516) 536-5850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,356,098 shares of $.01 par value common stock as of May 6, 2005.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Medical Alert Corp. and Subsidiaries

Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2005 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 25, 2005, except for Notes 3 and 5, as to which the date is March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 6, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	Dec. 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,869,521	$3,186,852
Accounts receivable (net of allowance for doubtful accounts of $749,000 and $728,000)	3,898,091	3,389,076
Note receivable	23,498	23,207
Inventory	679,475	696,736
Prepaid expenses and other current assets	546,092	434,057
Deferred income taxes	469,000	448,000

Total Current Assets	9,485,677	8,177,928

FIXED ASSETS
(Net of accumulated depreciation and amortization)	6,631,218	7,046,925

OTHER ASSETS
Long-term portion of note receivable	92,122	98,107
Intangible assets (net of accumulated amortization of $1,853,815 and $1,685,646)	1,324,220	1,492,389
Goodwill (net of accumulated amortization of $58,868)	2,563,864	2,563,864
Other assets	257,541	121,803
Deferred income taxes	130,000	138,000
	4,367,747	4,414,163

TOTAL ASSETS	$20,484,642	$19,639,016

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$323,252	$300,814
Accounts payable	791,593	559,453
Accrued expenses and taxes payable	1,057,210	1,354,857
Current portion of capital lease obligations	95,945	94,743
Current portion of put warrant obligation	—	10,000
Deferred revenue	62,256	15,834
Total Current Liabilities	2,330,256	2,335,701

DEFERRED INCOME TAX LIABILITY	1,122,000	1,099,000
LONG-TERM PORTION OF NOTES PAYABLE	416,789	496,444
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	—	24,458
ACCRUED RENTAL OBLIGATION	156,130	143,630
OTHER LIABILITIES	231,884	261,884
TOTAL LIABILITIES	4,257,059	4,361,117

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 8,321,195 in 2005 and 8,078,043 shares in 2004	83,212	80,780
Additional paid-in capital	11,451,187	10,730,434
Retained earnings	4,799,216	4,572,717
	16,333,615	15,383,931
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	16,227,583	15,277,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,484,642	$19,639,016

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Services	$5,151,712	$4,486,747
Product sales	86,858	66,731
	5,238,570	4,553,478
Costs and Expenses (Income):
Costs related to services	2,466,741	2,059,638
Costs of products sold	29,656	36,190
Selling, general and administrative expenses	2,376,038	2,161,188
Interest expense	12,404	15,917
Other income	(82,768)	(74,257)

Income before Provision for Income Taxes	436,499	354,802

Provision for Income Taxes	210,000	175,000

NET INCOME	$226,499	$179,802

Net income per share:
Basic	$.03	$.02
Diluted	$.03	$.02

Weighted average number of common shares outstanding (Note 6)
Basic	8,096,557	7,717,805

Diluted	8,879,144	8,196,113

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash Flows From Operating Activities:

Net income	$226,499	$179,802

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	10,000	7,000
Depreciation and amortization	714,336	713,776
Provision (credit) for valuation of put warrant	(10,000)	20,000
Decrease (increase) in:
Accounts receivables	(509,015)	18,907
Inventory	17,261	(23,939)
Prepaid and refundable taxes	—	154,442
Prepaid expenses and other current assets	(112,035)	(29,483)
Other assets	3,887	2,004
Increase (decrease) in:
Accounts payable, accrued expenses and other	(83,007)	13,566
Deferred revenue	46,422	(35,266)

Net Cash Provided by Operating Activities	304,348	1,020,809

Cash Flows From Investing Activities:
Expenditures for fixed assets	(130,460)	(618,387)
Repayment of notes receivable	5,694	5,417
Deposit on equipment and software	(139,625)	(132,824)
Increase in goodwill	—	(66,842)
Payment for account acquisitions and licensing agreement	—	(14,710)

Net Cash (Used In) Investing Activities	(264,391)	(827,346)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(23,256)	(21,919)
Proceeds from notes payable	—	62,065
Repayment of notes payable	(57,217)	(81,433)
Proceeds upon exercise of stock options	723,185	151,208

Net Cash Provided by Financing Activities	642,712	109,921

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net Increase in Cash	$682,669	$303,384

Cash, Beginning of Period	3,186,852	2,192,113

Cash, End of Period	$3,869,521	$2,495,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$9,404	$12,117

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$96,400	$13,558

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

2.                                       Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.                                       New Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of income, typically, over the related vesting period of the options. SFAS No. 123R requires the use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required. The impact of adoption of SFAS 123R cannot be determined at this time because it will partially depend on levels of share based payment granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in the table below (see discussion on Accounting for Stock Based Compensation).

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

4.                                       Fixed Assets:

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

Through March 31, 2005, the Company has recorded expenses of approximately $570,000 in connection with this matter, of which approximately $90,000, primarily relating to legal and other professional fees, was recorded in the first quarter of 2005.  The remaining $480,000 was charged to expense in the fourth quarter of 2004, which primarily related to costs to be incurred in excess of normal repair and refurbishment costs.

If the Company is required to complete the PERS equipment and related equipment modifications in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

5.                                       Accounting for Stock-Based Compensation:

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$226,499	$179,802
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(11,652)	(40,277)
Pro forma net income	$214,847	$139,525

Earnings per share:
Basic - as reported	$0.03	$0.02
Basic - pro forma	$0.03	$0.02
Diluted - as reported	$0.03	$0.02
Diluted - pro forma	$0.02	$0.02

No options were granted during the three months ended March 31, 2005.  The weighted average grant date fair value of options granted during the three months ended March 31, 2004 was $8,898.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004

Expected life (years)	—	2
Risk free interest rate	—	1.59%
Expected volatility	—	40.04%
Expected dividend yield	—	—

6.                                       Earnings Per Share:

Earnings per share data for the three months ended March 31, 2005 and 2004 is presented in conformity with SFAS No. 128, “Earnings Per Share”.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
March 31, 2005

Basic EPS - Income available to common stockholders	$226,499	8,096,557	$.03
Effect of dilutive securities - Options and warrants	—	782,587
Diluted EPS - Income available to common stockholders and assumed conversions	$226,499	8,879,144	$.03

March 31, 2004

Basic EPS -Income available to common stockholders	$179,802	7,717,805	$.02
Effect of dilutive securities - Options and warrants	—	478,308
Diluted EPS - Income available to common stockholders and assumed conversions	$179,802	8,196,113	$.02

7.                                       Acquisitions:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively.  The Company also paid professional fees of $76,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business.  The first measurement date for this potential additional purchase price consideration was April 1, 2005 and no additional purchase price consideration was required.  The second measurement date is April 1, 2006.  The purchase price exceeded the fair value of the net assets acquired as the Company acquired this entity with the intention of consolidating this entity with Live Message America, Inc., its previously acquired New Jersey based provider of telephone answering services, and expanding its presence in this geographical area.  The results of operations of alphaCONNECT, Inc. are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.  The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

Accounts receivable	$19,762
Fixed assets	25,000
Non-compete agreement	25,000
Customer list	325,000
Goodwill	373,194

Cost to acquire alphaCONNECT, Inc.	$767,956

Unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 as if alphaCONNECT, Inc. had been consolidated as of the beginning of the earliest period presented follow.  The pro forma results for the three months ended March 31, 2005 and 2004, which include estimates which management believes are reasonable, are as follows:

	Three Months Ended March 31,
	2005	2004
Revenue	$5,239,000	4,688,000
Net income	226,000	192,000
Net income per share
Basic	$.03	$.02
Diluted	$.03	$.02

The unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

8.                                       Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004.  During the three months ended March 31, 2005 and 2004, the Company’s revenue from this contract represented 14% and 16%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.”  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future.  As of May 6, 2005, a new RFP has not been issued. The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has reduced its dependence on revenue from HCSP, if subsequent to June 2005, the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, in the event of this occurrence.

As of March 31, 2005 and December 2004, accounts receivable from the contract represented 16% and 18%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 17% and 18%, respectively, of medical devices.

9.                                       Segment  Reporting:

The Company has three reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”), (ii) Telephone Answering Services and Solutions for the Healthcare Community (“TAS”), and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2005 and 2004:

2005

	HSMS	TAS	Safe Com	Consolidated

Revenue	$3,538,729	$1,578,561	$121,280	$5,238,570
Income before provision for income taxes	145,324	275,544	15,631	436,499
Total assets	12,394,244	7,310,611	770,787	20,475,642

2004

	HSMS	TAS	Safe Com	Consolidated

Revenue	$3,270,218	$1,191,636	$91,624	$4,553,478
Income before provision for income taxes	125,168	202,914	26,720	354,802
Total assets	11,941,076	5,769,836	523,982	18,234,894

10.                                 Commitments and Contingencies:

In addition to the FCC inquiry in Note 4, the Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.   Currently, there are no litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-KSB dated December 31, 2004.

Statements contained in this Quarterly Report on Form 10-QSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans, our contract with the City of New York and product liability risks.  Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company’s Annual Report on Form 10-KSB and other public filings.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In November 2000, the Company diversified its products/service mix to include telephone answering services (“TAS”) for professionals in the healthcare community when the Company’s HCI Acquisition Corp. subsidiary acquired the assets of a telephone answering service.  The rationale to enter this segment had several components, including targeting the market functioning as the intermediary for the PERS customer base, leveraging existing infrastructure capability, and establishing an additional significant revenue source.  Growth in the TAS market has been accomplished through internally generated sales coupled with two additional acquisitions.  The TAS segment now accounts for 30% of the Company’s revenues.  The Company believes that TAS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area. The TAS business currently provides revenue of approximately $5.8 million per year, based on trailing twelve months revenue, and is currently the Company’s most profitable segment.

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

In April 2003, the Company opened a one hundred seat communications center in Long Island City, NY. The center is equipped with state-of-the-art telephony and computer equipment and is driven by proprietary software platforms designed specifically for AMAC’s 24 hour emergency monitoring and customer service activities (PERS) and its TAS business.  The center is capable of accommodating significant future growth.

In 2001, the Company identified a new market opportunity approaching based on emerging demographic trends.  The aging and significant baby boomer population as well as increased life expectancies will manifest a large, fragile and chronically ill older population with an expressed preference for accessing healthcare services from home.  New technologies available and under continuous refinement permit the reporting of certain vital signs and indices of a patient’s well-being without the presence and cost of a visiting nurse or other home healthcare personnel.  With an established presence in the home from our PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Network, Inc. in 2001 to embark on a research and development project.  The result of the project was the Company’s entrance into the telehealth/disease management monitoring market and the commercial introduction in the fourth quarter of 2003 of a device known as the PERS Buddy®.  This appliance combines the Company’s traditional PERS device with Health Hero’s interactive dialogues which allows patients to self-report on various conditions to enable daily monitoring and proactive intervention by the healthcare community.  The PERS Buddy® is designed for patients with chronic conditions such as congestive heart failure, diabetes, asthma and coronary artery disease. The Company believes that the new field of reporting and monitoring, which is becoming widely known as “telehealth”, will continue to expand based on increasing acceptance by the medical profession and government reimbursement policies, as well as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces cost.

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

The Company’s third reporting segment, Safe Com pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations.  Currently, 567 stores are monitored with this technology.  Safe Com’s monitoring services are provided at the Company’s communication center in Long Island City, New York.  The Safe Com platform utilizes the basic PERS technology with a modified application.  Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2005.

The Company believes that the overall mix of cash flow generating from PERS and TAS services, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity.  The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
In thousands (000’s)	2005	%	2004	%
Revenues
HSMS	3,539	68%	3,270	72%
TAS	1,579	30%	1,191	26%
Safe Com	121	2%	92	2%

Total Revenues	5,239	100%	4,553	100%

Cost of Services and Goods Sold
HSMS	1,650	47%	1,449	44%
TAS	776	49%	604	51%
Safe Com	71	59%	42	46%

Total Cost of Services and Goods Sold	2,497	48%	2,095	46%

Gross Profit
HSMS	1,889	53%	1,821	56%
TAS	803	51%	587	49%
Safe Com	50	41%	50	54%

Total Gross Profit	2,742	52%	2,458	54%

Selling, General & Administrative	2,376	45%	2,161	47%
Interest Expense	12	0%	16	0%
Other Income	(82)	(2)%	(74)	(2)%

Income before Income Taxes	436	8%	355	8%

Provision for Income Taxes	210		175

Net Income	226		180

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $269,000, or 8%, for the three months ended March 31, 2005 as compared to the same period in 2004.  Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical device placed in subscriber’s residences. The increase is primarily attributed to the following factor:

•                  The Company continues to experience growth in its customer base. This has largely been accomplished through subscriber growth within its existing customer base. The largest growth continues to be from an Agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 4,300 PERS online.  This resulted in approximately $100,000 increase in revenue as compared to the same period last year.  The remaining increase in revenue is from the execution of new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

    TAS

The increase in revenues of approximately $388,000, or 33%, for the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to the following:

•                  The Company experienced revenue growth within its existing telephone answering service businesses of approximately $280,000, as compared to the same period in 2004.  This growth is due to the execution of new agreements with healthcare and hospital organizations in conjunction with new daytime communication service offerings, as well as increases in its physician base. The Company has experienced strong growth and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

•                  On April 12, 2004, the Company purchased the assets of a telephone answering service business, alphaCONNECT, Inc., located in Voorhees, New Jersey.  For the three months ended March 31, 2005, the accounts obtained in this acquisition generated approximately $105,000 of revenues.  In the third quarter of 2004, the Company consolidated this operation into the Audubon, New Jersey facility.  During the transition, some customer attrition was experienced, however, now that the transition is completed; the Company is now focusing on future growth opportunities for this business.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods increased by approximately $201,000 for the three months ended March 31, 2005 as compared to the same period in 2004, an increase of 14%, primarily due to the following:

•                  The Company incurred approximately $50,000 of costs relating to repairs and upgrades associated with its PERS and related equipment, as compared to the same period in 2004, when only minimal charges for repairs and upgrades were incurred.  During the first quarter of 2005, the Company purchased a minimal number of PERS devices primarily as a result of determining that certain versions of its PERS equipment emitted levels of radio frequency energy that exceed applicable FCC standards designed to reduce the possibility of interference with radio communications.  While the Company was designing an upgraded PERS device which meets applicable FCC standards, the Company placed a greater emphasis on repairing and upgrading existing units to assure they had enough PERS devices available to be placed in the field for service.  In the first quarter of 2004, the Company had a significant number of units, including the PERS Buddy, manufactured, and, therefore, only minimal repairs and upgrades were performed.

•                  With the purchase of a minimal number of PERS devices in the first quarter of 2005, the Company capitalized minimal overhead costs.  In comparison, the Company purchased a significant number of PERS devices in the first quarter of 2004, including the PERS Buddy device, and, therefore, capitalized a greater amount of overhead costs.  As a result, the Company had approximately $90,000 more of unabsorbed overhead in 2005 as compared to the same period in 2004.

•                  In October 2004, the Company engaged a consultant to assist in the engineering and inventory fulfillment aspects of the business.  In addition, this consultant has also been engaged to assist in performing tasks relating to an inquiry received from the Federal Communications Commission (“FCC”).  During the first quarter of 2005 the Company incurred expenses of approximately $80,000 for these services.

This increase was partially offset by a reduction of personnel and overtime in both the ERC and customer service departments.  Additional personnel and overtime was required in 2004, as a result of the Company executing an agreement whereby over 3,000 PERS were placed online from December 2003 through the first quarter of 2004.  This reduction amounted to approximately $65,000.

  TAS:

Costs related to services and goods increased by approximately $172,000 for the three months ended March 31, 2005 as compared to the same period in 2004, an increase of 28%, primarily due to the following:

•                  With the increase in business in its existing telephone answering services, including its new daytime answering service offerings, the Company hired additional telephone answering service supervisors and operators in its Long Island City location.  These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $115,000 of increased costs as compared to the same period in 2004.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•                  The Company’s costs related to services and goods for the first quarter of 2005 increased by approximately $40,000 as a result of the acquisition of alphaCONNECT, Inc. in April 2004.  In the third quarter of 2004, the Company consolidated its operations into its Audubon, New Jersey facility. This consolidation has resulted in the Company being able to realize cost efficiencies, without negatively impacting service.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $215,000 for the three months ended March 31, 2005 as compared to the same period in 2004, an increase of 10%.  The increase is primarily attributable to the following:

•                  The acquisition of alphaCONNECT, Inc. in 2004, resulted in the Company incurring approximately $40,000 of administrative costs for the three months ended March 31, 2005.  These expenses consist primarily of payroll and amortization expense.  Amortization relates to a non-compete agreement and customer list, which are being amortized over a five year period.

•                  The Company has incurred legal expenses of approximately $55,000 with respect to working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for certain PERS units which did not meet applicable FCC standards.  In response to an FCC inquiry, the Company determined that certain versions of its PERS equipment emitted levels of radio frequency energy that exceeded applicable standards designed to reduce the possibility of interference with radio communications. In addition, the Company has incurred approximately $25,000 of legal expenses related to negotiations of a possible amendment to a supplier agreement.

•                  In the second half 2004, the Company hired additional sales personnel to assist in the marketing of its PERS and disease management offerings.  In addition, increased commissions were paid to in-house sales personnel, which are directly related to increased revenues in 2005.  As a result of these items, the Company incurred approximately $37,000 of increased expenses in the first quarter of 2005.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as administrative salaries and accounting fees, which were offset by a reduction in rent and warrant expense.

Interest Expense:

Interest expense decreased by approximately $4,000 for the three months ended March 31, 2005, as compared to the same period in 2004, a decrease of 25%. The decrease was primarily due to the Company continuing to pay down its term loan and its capital lease obligations.

Other Income:

Other income for the three months ended March 31, 2005 and 2004 was approximately $83,000 and $74,000, respectively. Other Income for the three months ended March 31, 2005 and 2004 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $75,000 and $57,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2005 was approximately $436,000 as compared to $355,000 for the same period in 2004. The increase of $81,000 for the three months ended March 31, 2005 primarily resulted from an increase in the Company’s service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined).  Prior to an amendment of the credit facility agreement in March 2005, borrowings under the term loan bore interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus ..5%, whichever is greater, plus .5%.  The Company has the option to choose between the two interest rate options under the term loan and revolving credit line.  The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line, as amended, is now available through May 2008.  The outstanding balance on the term loan at March 31, 2005 was $675,000.  There were no amounts outstanding on the revolving credit line at March 31, 2005.

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

The following table is a summary of contractual obligations as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$740,041	$323,252	$416,789
Capital Leases (b)		$95,945	$95,945
Operating Leases (c)		$4,862,929	$462,698	$1,131,060	$653,248	$2,615,923
Total Contractual Obligations		$5,698,915	$881,895	$1,547,849	$653,248	$2,615,923

(a)          – Debt includes the Company’s term loan of $675,000 which matures in June 2007, as well as loans associated with the purchase of automobiles.

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

Net cash provided by operating activities was approximately $0.3 million for the three months ended March 31, 2005, as compared to approximately $1.0 million for the same period in 2004. During 2005, increases in cash provided by operating activities from depreciation and amortization of approximately $0.7 million and net earnings of approximately $0.2 million were offset by an increase in trade receivables of approximately $0.5 million. The increase in trade receivables is primarily due to a slow down of collections as result of a select number of customers processing payments in a slower manner in both the HSMS and TAS segment, which represents approximately $0.3 and $0.2 million, respectively, of the increase. A portion of the slow down in payment of HSMS is directly related to certain customers revising the method in which claims are submitted and paid.  The Company has updated its systems accordingly and is now collecting these amounts on a more timely basis.  In addition, the Company has expanded its customer base, as it relates to the TAS segment, which has impacted the increase in receivables.

Net cash used in investing activities for the three months ended March 31, 2005 was approximately $0.3 million as compared to $0.8 million in the same period in 2004.  The primary components of net cash used in investing activities in 2005 and 2004 were capital expenditures and deposits on equipment and software.  Net cash used in investing activities for capital expenditures for 2005 and 2004 were approximately $0.1 and $0.6 million, respectively and for deposits on equipment and software was approximately $0.1 for $0.1 million, respectively.  Capital expenditures for 2004 primarily relate to the production and purchase of the enhanced PERS and traditional PERS systems and the continued enhancement of its telephony equipment.

Cash flows for the three months ended March 31, 2005 provided by financing activities were approximately $0.6 million compared to cash provided by financing activities of $.1 million for the same period in 2004.  The primary components of cash flow provided by financing activities in 2005 and 2004 were proceeds received from the exercise of stock options and warrants.  The proceeds from the exercise of both stock options and warrants were approximately $0.7 and $0.2 million in 2005 and 2004, respectively.  The primary components of cash used in financing activities during 2005 and 2004 were the repayment of debt of approximately $0.1 and $0.1, respectively.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.8 – $3.2 million for the production and purchase of the enhanced PERS and traditional PERS systems and enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.5 - $0.7 million of costs relating to research and development of its enhanced PERS and Med-Time dispenser.  In addition, assuming the upgrade program which the Company is working with the FCC to finalize is to run substantially parallel with the normal recycling of the Company’s PERS equipment, the Company anticipates paying approximately $0.3 million relating to the FCC matter over the next twelve months.

As of March 31, 2005, the Company had approximately $3.9 million in cash and the Company’s working capital was approximately $7.2 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at March 31, 2005.

Off-Balance Sheet Arrangements:

As of March 31, 2005, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively.  The Company also paid professional fees of $76,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business.  The first measurement date for this potential additional purchase price consideration was April 1, 2005 and no additional purchase price consideration was required. The second measurement date is April 1, 2006.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2004.  During the three months ended March 31, 2005 and 2004, the Company’s revenues from this contract represented 14% and 16%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interests of the City of New York.”  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future.  As of May 6, 2005, a new RFP has not been issued. The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has reduced its dependence on revenue from HCSP, if subsequent to June 2005, the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, in the event of this occurrence.

As of March 31, 2005 and December 2004, accounts receivable from the contract represented 16% and 18%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 17% and 18%, respectively, of medical devices.

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

As of March 31, 2005, the Company has recorded an expense of approximately $570,000 in connection with this matter.  The Company anticipates the total charge to complete this upgrade program to range from $800,000 to $1,200,000.  If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of income, typically, over the related vesting period of the options. SFAS No. 123R requires the use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required. The impact of adoption of SFAS 123R cannot be determined at this time because it will partially depend on levels of share based payment granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in the table below (see discussion on Accounting for Stock Based Compensation).

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $749,000 as of March 31, 2005, which is equal to 16.12% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $46,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $46,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $165,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $135,000 per annum.

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,563,864 at March 31, 2005 and December 31, 2004.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2005, the Company issued 55,000 shares of Common Stock to a company which had previously sold its assets to the Company, pursuant to an exercise of a warrant, for a total purchase price of $110,000.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution.  In addition, the shares bore a 1933 Act restrictive legend.

Item 6.  Exhibits .

No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of President Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.3	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: May 12, 2005	By:	/s/ Howard M. Siegel
Name: Howard M. Siegel
		Title:	Chairman of the Board,
Chief Executive Officer

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer