Form 10QSB
period 2005-06-30
AMERICAN MEDICAL ALERT CORP
filed 2005-08-15
CIK 700721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

Commission File Number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Exact Name of Registrant as Specified in its Charter)

New York	11-2571221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3265 Lawson Boulevard, Oceanside, New York 11572

(Address of principal executive offices)

(Zip Code)

(516) 536-5850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,614,142 shares of $.01 par value common stock as of August 10, 2005.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

INDEX

Part I Financial Information

Report of Independent Registered Public Accounting Firm

Condensed Consolidated Balance Sheets for June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

Part II Other Information

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Medical Alert Corp. and Subsidiaries

Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2005 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2005 and cash flows for the six-months ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 10, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	Dec. 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,494,408	$3,186,852
Accounts receivable
(net of allowance for doubtful accounts of $733,000 and $728,000)	3,924,246	3,389,076
Note receivable	23,793	23,207
Inventory	642,985	696,736
Prepaid expenses and other current assets	655,812	434,057
Deferred income taxes	395,000	448,000

Total Current Assets	10,136,244	8,177,928

FIXED ASSETS
(Net of accumulated depreciation and amortization)	6,598,439	7,046,925

OTHER ASSETS
Long-term portion of note receivable	86,062	98,107
Intangible assets
(net of accumulated amortization of $2,028,554 and $1,685,646)	1,438,184	1,492,389
Goodwill (net of accumulated amortization of $58,868)	2,794,559	2,563,864
Other assets	315,653	121,803
Deferred income taxes	159,000	138,000
	4,793,458	4,414,163

TOTAL ASSETS	$21,528,141	$19,639,016

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$320,640	$300,814
Accounts payable	410,050	559,453
Accrued expenses and taxes payable	1,526,651	1,354,857
Current portion of capital lease obligations	72,341	94,743
Current portion of put warrant obligation	—	10,000
Deferred revenue	27,010	15,834
Total Current Liabilities	2,356,692	2,335,701

DEFERRED INCOME TAX LIABILITY	1,077,000	1,099,000
LONG-TERM PORTION OF NOTES PAYABLE	337,697	496,444
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	—	24,458
ACCRUED RENTAL OBLIGATION	168,630	143,630
OTHER LIABILITIES	205,000	261,884
TOTAL LIABILITIES	4,145,019	4,361,117

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 8,642,248 shares in 2005 and 8,078,043 shares in 2004	86,422	80,780
Additional paid-in capital	12,327,735	10,730,434
Retained earnings	5,074,997	4,572,717
	17,489,154	15,383,931
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	17,383,122	15,277,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,528,141	$19,639,016

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
Services	$10,509,893	$9,182,317
Product sales	156,001	142,612
	10,665,894	9,324,929
Costs and Expenses (Income):
Costs related to services	4,874,876	4,230,125
Costs of products sold	84,683	78,217
Selling, general and administrative expenses	4,889,544	4,384,339
Interest expense	23,088	31,251
Other income	(171,577)	(154,325)

Income before Provision for Income Taxes	965,280	755,322

Provision for Income Taxes	463,000	375,000

NET INCOME	$502,280	$380,322

Net income per share:
Basic	$.06	$.05
Diluted	$.06	$.05

Weighted average number of common shares outstanding
Basic	8,247,202	7,799,121

Diluted	8,962,567	8,356,818

See accompanying notes to condensed financial statements.

	Three Months Ended June 30,
	2005	2004
Revenues:
Services	$5,358,181	$4,695,570
Product sales	69,143	75,881
	5,427,324	4,771,451
Costs and Expenses (Income):
Costs related to services	2,408,135	2,170,487
Costs of products sold	55,027	42,027
Selling, general and administrative expenses	2,513,506	2,223,151
Interest expense	10,684	15,334
Other income	(88,809)	(80,068)

Income before Provision for Income Taxes	528,781	400,520

Provision for Income Taxes	253,000	200,000

NET INCOME	$275,781	$200,520

Net income per share:
Basic	$.03	$.03
Diluted	$.03	$.02

Weighted average number of common shares outstanding
Basic	8,397,848	7,880,438

Diluted	9,045,989	8,517,524

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2005	2004
Cash Flows From Operating Activities:

Net income	$502,280	$380,322

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	10,000	7,000
Depreciation and amortization	1,449,165	1,459,638
Provision (credit) for valuation of put warrant	(10,000)	40,000
Decrease (increase) in:
Accounts receivables	(522,222)	(639,881)
Inventory	53,751	26,693
Prepaid and refundable taxes	—	155,093
Prepaid expenses and other current assets	(221,755)	(173,508)
Other assets	—	(3,868)
Increase (decrease) in:
Accounts payable, accrued expenses and other	(9,493)	643,831
Deferred revenue	11,176	(70,531)

Net Cash Provided by Operating Activities	1,262,902	1,824,789

Cash Flows From Investing Activities:
Expenditures for fixed assets	(649,996)	(1,440,216)
Purchase of alphaconnect	—	(767,956)
Purchase of Long Island Message Center, Inc	(443,643)	—
Repayment of notes receivable	11,459	10,901
Deposit on equipment and software	(201,625)	—
Increase in goodwill	—	(103,855)
Payment for account acquisitions and
licensing agreement	(88,703)	(54,274)

Net Cash (Used In) Investing Activities	(1,372,508)	(2,355,400)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(46,860)	(44,778)
Proceeds from notes payable	—	62,065
Repayment of notes payable	(138,921)	(165,144)
Proceeds upon exercise of stock options	1,602,943	811,802

Net Cash Provided by Financing Activities	1,417,162	663,945

See accompanying notes to condensed financial statements.

	Six Months Ended June 30,
	2005	2004

Net Increase in Cash	$1,307,556	$133,334

Cash, Beginning of Period	3,186,852	2,192,113

Cash, End of Period	$4,494,408	$2,325,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$20,338	$27,501

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$187,964	$83,163

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.

2.             Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the six and three months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.             New Pronouncements:

In June 2005, the FASB issued SFAS No. 154, a replacement of APB No. 20 and SFAS No. 3.  SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or discovers in future periods, errors which require correction.

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

Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required. The impact of adoption of SFAS 123R cannot be determined at this time because it will partially depend on levels of share based payment granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in Note 5 (see discussion on Accounting for Stock Based Compensation).

In November 2004, the FASB issued SFAS Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

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

Through June 30, 2005, the Company has expensed approximately $610,000 in connection with this matter, of which approximately $130,000, primarily relating to legal and other professional fees, was recorded in 2005.  The remaining $480,000 was charged to expense in the fourth quarter of 2004, which primarily related to costs to be incurred in excess of normal repair and refurbishment costs.

If the Company is required to complete the PERS and related equipment modifications in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$502,280	$380,322	$275,781	$200,520
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(20,778)	(78,938)	(20,778)	(38,575)
Pro forma net income	$481,502	$301,384	$255,003	$161,945

Earnings per share:
Basic - as reported	$0.06	$0.05	$0.03	$0.03
Basic - pro forma	$0.06	$0.04	$0.03	$0.02
Diluted - as reported	$0.06	$0.05	$0.03	$0.02
Diluted - pro forma	$0.05	$0.04	$0.03	$0.02

The weighted average grant date fair value of options granted during the six months ended June 30, 2005 and 2004 was $11,500 and $86,049, respectively.  During the three months ended June 30, 2005 and 2004 the fair value of options granted was $11,500 and $77,151, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Expected life (years)	2	2	2	2
Risk free interest rate	3.64%	2.36%	3.64%	2.46%
Expected volatility	19.83%	42.68%	19.83%	43.03%
Expected dividend yield	—	—	—	—

6.             Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2005 and 2004 is presented in conformity with SFAS No. 128, “Earnings Per Share”.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
Six Months June 30, 2005

Basic EPS - Income available to common stockholders	$502,280	8,247,202	$.06
Effect of dilutive securities - Options and warrants	—	715,365
Diluted EPS - Income available to common stockholders and assumed conversions	$502,280	8,962,567	$.06

Three Months June 30, 2005
Basic EPS -Income available to common stockholders	$275,781	8,397,848	$.03
Effect of dilutive securities - Options and warrants	—	648,141
Diluted EPS - Income available to common stockholders and assumed conversions	$275,781	9,045,989	$.03

Six Months June 30, 2004

Basic EPS - Income available to common stockholders	$380,322	7,799,121	$.05
Effect of dilutive securities - Options and warrants	—	557,697
Diluted EPS - Income available to common stockholders and assumed conversions	$380,322	8,356,818	$.05

Three Months Ended June 30, 2004

Basic EPS -Income available to common stockholders	$200,520	7,880,438	$.03
Effect of dilutive securities - Options and warrants	—	637,086
Diluted EPS - Income available to common stockholders and assumed conversions	$200,520	8,517,524	$.02

7.             Acquisitions:

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc., a Long Island, New York based provider of telephone after-hour answering services.  The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and future cash payments of $79,542 to be paid to the Seller after nine months from the date of the executed agreement.  The Company also recorded broker and professional fees of approximately $28,000 and $19,000, respectively.  The purchase price exceeded the fair value of the net assets acquired as the Company acquired this entity with the intention of consolidating this entity with HCI Acquisition Corp’s call center operation and expanding its presence in this geographical area.  The results of operations of Long Island Message Center, Inc. are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.  The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

Accounts receivable	$12,948
Non-compete agreement	25,000
Customer list	175,000
Goodwill	230,695

Cost to acquire Long Island Message Center, Inc.	$443,643

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively.  The Company also paid professional fees of approximately $76,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business.  The first measurement date for this potential additional purchase price consideration was April 1, 2005 and no additional purchase price consideration was required.  The second measurement date is April 1, 2006.  The purchase price exceeded the fair value of the net assets acquired as the Company acquired this entity with the intention of consolidating this entity with Live Message America, Inc., its previously acquired New Jersey based provider of telephone answering services, and expanding its presence in this geographical area.  The consolidation of this entity with Live Message America, Inc. was completed in the third quarter of 2004.  The results of operations of alphaCONNECT, Inc. are included in the TAS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.  The Company received a third party valuation of certain intangible assets in determining the allocation of the purchase price.

Accounts receivable	$19,762
Fixed assets	25,000
Non-compete agreement	25,000
Customer list	325,000
Goodwill	373,194

Cost to acquire alphaCONNECT, Inc.	$767,956

Unaudited pro forma results of operations for the six and three months ended June 30, 2005 and 2004 as if Long Island Message Center, Inc and alphaCONNECT, Inc. had been consolidated as of the beginning of the earliest period presented follow.  The pro forma results include estimates which management believes are reasonable.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue	$10,844,000	9,697,000	$5,487,000	4,890,000
Net income	519,000	415,000	281,000	212,000
Net income per share
Basic	$.06	$.05	$.03	$.03
Diluted	$.06	$.05	$.03	$.02

The unaudited pro forma results of operations for the six and three months ended June 30, 2005 and 2004 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

8.             Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006.  During the six months ended June 30, 2005 and 2004, the Company’s revenue from this contract represented 13% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.”  The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006.  In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice.  HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future.  As of August 10, 2005, a new RFP has not been issued.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has reduced its dependence on revenue from HCSP, if the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, in the event of this occurrence.

As of June 30, 2005 and December 2004, accounts receivable from the contract represented 17% and 18%, respectively, of accounts receivable. Medical devices in service under the contract represented approximately 16% and 18%, respectively, of the total medical devices used for primary monitoring.

9.             Segment  Reporting:

The Company has three reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”), (ii) Telephone Answering Services and Solutions for the Healthcare Community (“TAS”), and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2005 and 2004:

2005

	HSMS	TAS	Safe Com	Consolidated
Six Months Ended June 30, 2005
Revenue	$7,221,482	$3,216,952	$227,460	$10,665,894
Income before provision for income taxes	378,393	573,239	13,648	965,280
Total assets	12,911,854	7,771,924	844,363	21,528,141

	HSMS	TAS	Safe Com	Consolidated
Three Months Ended June 30, 2005
Revenue	$3,682,753	$1,638,391	$106,180	$5,427,324
Income (loss) before provision for income taxes	233,069	297,695	(1,983)	528,781

2004

	PERS	TAS	Safe Com	Consolidated
Six Months Ended June 30, 2004
Revenue	$6,611,987	$2,532,631	$180,311	$9,324,929
Income before provision for income taxes	300,926	407,302	47,094	755,322
Total assets	12,743,018	6,275,193	552,661	19,570,872

	PERS	TAS	Safe Com	Consolidated
Three Months Ended June 30, 2004
Revenue	$3,341,769	$1,340,995	$88,687	$4,771,451
Income before provision for income taxes	175,758	204,388	20,374	400,520

10.           Commitments and Contingencies:

In addition to the FCC inquiry described in Note 4, the Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.   Currently, there are no litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded.

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

In November 2000, the Company diversified its products/service mix to include telephone answering services (“TAS”) for professionals in the healthcare community when the Company’s HCI Acquisition Corp. subsidiary acquired the assets of a telephone answering service.  The rationale to enter this segment had several components, including targeting the market functioning as the intermediary for the PERS customer base, leveraging existing infrastructure capability, and establishing an additional significant revenue source.  Growth in the TAS market has been accomplished through internally generated sales coupled with two additional acquisitions.  The TAS segment now accounts for 30% of the Company’s revenues.  The Company believes that TAS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area. The TAS business provided revenue of approximately $6.1 million per year, based on trailing twelve months revenue, and is currently the Company’s most profitable segment.

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

In April 2003, the Company opened a one hundred seat communications center in Long Island City, NY. The center is equipped with state-of-the-art telephony and computer equipment which is driven by proprietary software platforms designed specifically for AMAC’s 24 hour emergency monitoring and customer service activities (PERS) and its TAS business.  The center is capable of accommodating significant future growth.

In 2001, the Company identified a new market opportunity approaching based on emerging demographic trends.  The aging and significant baby boomer population as well as increased life expectancies will manifest a large, fragile and chronically ill older population with an expressed preference for accessing healthcare services from home.  New technologies available and under continuous refinement permit the reporting of certain vital signs and indices of a patient’s well-being without the presence and cost of a visiting nurse or other home healthcare personnel.  With an established presence in the home from our PERS product, the Company entered into a marketing and technology agreement with Health Hero Network, Inc. in 2001 to embark on a research and development project.  The result of the project was the Company’s entrance into the telehealth/disease management monitoring market and the commercial introduction in the fourth quarter of 2003 of a device known as the PERS Buddy®.  This appliance combines the Company’s traditional PERS device with Health Hero’s interactive dialogues which allows patients to self-report on various conditions to enable daily monitoring and proactive intervention by the healthcare community.  The PERS Buddy® is designed for patients with chronic conditions such as congestive heart failure, diabetes, asthma and coronary artery disease. The Company believes that the new field of reporting and monitoring, which is becoming widely known as “telehealth”, will continue to expand based on increasing acceptance by the medical profession and government reimbursement policies, as well as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces cost. The Company is focusing research and development efforts to broaden its offerings of products and services in the telehealth field.

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

The Company’s third reporting segment, Safe Com pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations.  Currently, 581 stores are monitored with this technology.  Safe Com’s monitoring services are provided at the Company’s communication center in Long Island City, New York.  The Safe Com platform utilizes the basic PERS technology with a modified application.  Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2005.

The Company believes that the overall mix of cash flow generating from HSMS and TAS services, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity.  The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the six and three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands (000’s)	2005	%	2004	%	2005	%	2004	%

Revenues
HSMS	3,683	68%	3,341	70%	7,221	68%	6,612	71%
TAS	1,638	30%	1,341	28%	3,217	30%	2,533	27%
Safe Com	106	2%	89	2%	228	2%	180	2%

Total Revenues	5,427	100%	4,771	100%	10,666	100%	9,325	100%

Cost of Services and Goods Sold
HSMS	1,596	43%	1,499	45%	3,246	45%	2,949	45%
TAS	803	49%	673	50%	1,579	49%	1,277	50%
Safe Com	63	59%	40	45%	134	59%	82	46%

Total Cost of Services and Goods Sold	2,462	45%	2,212	46%	4,959	46%	4,308	46%

Gross Profit
HSMS	2,087	57%	1,842	55%	3,975	55%	3,663	55%
TAS	835	51%	668	50%	1,638	51%	1,256	50%
Safe Com	43	41%	49	55%	94	41%	98	54%

Total Gross Profit	2,965	55%	2,559	54%	5,707	54%	5,017	54%

Selling, General & Administrative	2,514	46%	2,223	47%	4,890	46%	4,385	47%
Interest Expense	11	0%	15	0%	23	0%	31	0%
Other Income	(89)	(2)%	(80)	(2)%	(171)	(2)%	(154)	(2)%

Income before Income Taxes	529	10%	401	8%	965	9%	755	8%

Provision for Income Taxes	253		200		463		375

Net Income	276		201		502		380

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $342,000, or 10%, for the three months ended June 30, 2005 as compared to the same period in 2004.  Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following factor:

•                  The Company continues to experience growth in its customer base. This has largely been accomplished through subscriber growth within its existing customer base. The largest growth continues to be from an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 4,800 PERS online.  This resulted in approximately $115,000 increase in revenue as compared to the same period last year.  The remaining increase in revenue is from the execution of new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TAS

The increase in revenues of approximately $297,000, or 22%, for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the following:

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

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company earned approximately $50,000 of revenue through June 30, 2005.  The Company believes this acquisition will help facilitate growth within the Long Island/New York metro area.

These increases in revenues were partially offset by a decrease in revenues of $35,000 relating to customer attrition associated with the alphaCONNECT, Inc. acquisition.  In the third quarter of 2004, the Company consolidated this operation into the Audubon, New Jersey facility.  During the transition, some customer attrition was experienced, however, now that the transition is complete, the Company is focusing on future growth opportunities for this business.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $97,000 for the three months ended June 30, 2005 as compared to the same period in 2004, an increase of 6%, primarily due to the following:

•                  The Company incurred increased costs of approximately $55,000 relating to repairs and upgrades associated with its PERS and related equipment, as compared to the same period in 2004, when only minimal charges for repairs and upgrades were incurred.  As a result of the Company manufacturing and purchasing less devices, specifically the enhanced PERS device, for the three months ended June 30, 2005, the Company has repaired and upgraded more of its existing units which have been returned from the field. In comparison to 2004, the Company had a significant number of units, including the enhanced PERS device, manufactured and purchased, and, therefore, only minimal repairs and upgrades were performed.

•                  With the Company making no purchases of the enhanced PERS devices in 2005, the Company capitalized no overhead costs relating to this device.  In 2004, the Company purchased a significant number of enhanced PERS devices and, therefore, capitalized a greater amount of overhead costs.  The Company has made no further purchases of the enhanced PERS device for the three months ended June 30, 2005 as it was evaluating enhanced technology with respect to the disease management product and determined not to produce any more of the current enhanced PERS devices.  On June 30, 2005, the Company amended its agreement with Health Hero Network whereby the Company will purchase an upgraded disease management product moving forward.  As a result, the Company had approximately $110,000 more unabsorbed overhead in 2005 as compared to the same period in 2004.

These increases were partially offset by a reduction of personnel and overtime in both the ERC and customer service departments.  This is primarily the result of the Company cross training its customer service and ERC personnel in 2005, within the call center. This reduction amounted to approximately $45,000.

TAS:

Costs related to services and goods increased by approximately $130,000 for the three months ended June 30, 2005 as compared to the same period in 2004, an increase of 19%, primarily due to the following:

•                  With the increase in business in its existing telephone answering services, including its new daytime answering service offerings, the Company hired additional telephone answering service supervisors and operators in its Long Island City location.  These personnel additions along with general pay rate increases and associated payroll taxes have accounted for approximately $100,000 of increased costs as compared to the same period in 2004.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company incurred operational expenses of approximately $30,000 through June 30, 2005.  The Company is planning to consolidate this operation into its Long Island City call center facility in the third quarter of 2005.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $291,000 for the three months ended June 30, 2005 as compared to the same period in 2004, an increase of 13%.  The increase is primarily attributable to the following:

•                  The Company’s legal expenses increased by approximately $110,000 as compared to the same period in the prior year.  The Company has incurred approximately $55,000 of legal expenses related to negotiations and the execution of an amendment to a supplier agreement.  The Company has also incurred additional legal expense for other general corporate matters of approximately $55,000 as compared to the same period in the prior year.

•                  In the second half 2004 and in January 2005, the Company hired additional sales personnel to assist in the marketing of its PERS and disease management offerings.  In addition, increased commissions were paid to in-house sales personnel, which are directly related to increased revenues in 2005.  As a result of these items, the Company incurred approximately $70,000 of increased expenses.

•                  In conjunction with the Company’s increased service offerings and revenue growth in the TAS area, the Company, in 2004, established a separate department for personnel to train operators on an ongoing basis relating to its existing and its new service offerings.  This additional personnel resulted in approximately $80,000 increase in expense as compared to the prior year.  The Company has now fully established this department and believes it is contributing significantly to the economic leveraging of its operational infrastructure.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as bad debt expense, which were partially offset by a reduction in rent.

Interest Expense:

Interest expense for the three months ended June 30, 2005 and 2004 was approximately $11,000 and $15,000, respectively.  The decrease of $4,000, or 27%, was primarily due to the Company continuing to pay down its term loan and its capital lease obligations.

Other Income:

Other income for the three months ended June 30, 2005 and 2004 was approximately $89,000 and $80,000, respectively. Other Income for the three months ended June 30, 2005 and 2004 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $82,500 and $57,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2005 was approximately $529,000 as compared to $401,000 for the same period in 2004. The increase of $128,000 for the three months ended June 30, 2005 primarily resulted from an increase in the Company’s service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $609,000, or 9%, for the six months ended June 30, 2005 as compared to the same period in 2004.  Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscriber’s residences. The increase is primarily attributed to the following factors:

•                  The Company continues to experience growth in its customer base. This has largely been accomplished through subscriber growth within its existing customer base. The largest growth continues to be from an Agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 4,800 PERS online.  This resulted in approximately $245,000 increase in revenue as compared to the same period last year.

•                  In 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online.  Since inception, this account has grown to approximately 650 subscribers and accounts for approximately $50,000 increase in revenue as compared to the same period in the prior year.

The remaining increase in revenue is from the execution of other new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TAS

The increase in revenues of approximately $684,000, or 27%, for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the following:

•                  The Company experienced revenue growth within its existing telephone answering service businesses of approximately $540,000, as compared to the same period in 2004.  This growth is due to the execution of new agreements with healthcare and hospital organizations in conjunction with new daytime communication service offerings, as well as increases in its physician base. The Company has experienced strong growth and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company earned approximately $50,000 of revenue through June 30, 2005.  The Company believes this acquisition will help facilitate its growth within the Long Island/New York geographical area.

•                  On April 12, 2004, the Company purchased the assets of a telephone answering service business, alphaCONNECT, Inc., located in Voorhees, New Jersey.  For the six months ended June 30, 2005, the accounts obtained in this acquisition generated approximately $200,000 of revenues as compared to $130,000 in the same period in 2004.  In the third quarter of 2004, the Company consolidated this operation into the Audubon, New Jersey facility.  During the transition, some customer attrition was experienced, however, now that the transition is completed; the Company is now focusing on future growth opportunities for this business.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $297,000 for the six months ended June 30, 2005 as compared to the same period in 2004, an increase of 10%, primarily due to the following:

•                  The Company incurred approximately $105,000 of costs relating to repairs and upgrades associated with its PERS and related equipment, as compared to the same period in 2004, when only minimal charges for repairs and upgrades were incurred.  As a result of the Company manufacturing and purchasing less devices in the first half of 2005,  the Company has repaired and upgraded more of its existing units which have been returned from the field In the first half of 2004, the Company had a significant number of units, including the enhanced PERS device, manufactured, and, therefore, only minimal repairs and upgrades were performed.

•                  With the purchase of a minimal number of enhanced PERS devices in 2005, the Company capitalized less overhead costs as compared to the same period in 2004.  In 2004, the Company purchased a significant number of enhanced PERS devices and, therefore, capitalized a greater amount of overhead costs.  The Company only purchased a minimal number of enhanced PERS devices in 2005 as it was evaluating enhanced technology with respect to the disease management product and determined not to produce any more of the current enhanced PERS devices.  On June 30, 2005, the Company amended its agreement with Health Hero Network whereby the Company will purchase an upgraded disease management product moving forward.  As a result, the Company had approximately $200,000 more unabsorbed overhead in 2005 as compared to the same period in 2004.

•                  In October 2004, the Company engaged a consultant to assist in the engineering and inventory fulfillment aspects of the business.  In addition, this consultant has also been engaged to assist in performing tasks relating to an inquiry received from the Federal

Communications Commission (“FCC”).  During the first half of 2005 the Company incurred expenses of approximately $95,000 for these services.  This consultant is continuing to assist in the engineering aspects of the business while his tasks relating to the FCC inquiry and inventory fulfillment aspects have been reduced.  These costs were partially offset by approximately $50,000 due to a reduction in engineering personnel.

These increases were partially offset by a reduction of personnel and overtime in both the ERC and customer service departments.  This is primarily the result of the Company commencing cross training its customer service and ERC personnel in 2005, within the call center.  Also, additional personnel and overtime was required in 2004, as a result of the Company executing an agreement whereby over 3,000 PERS were placed online from December 2003 through the first quarter of 2004. This reduction amounted to approximately $110,000.

TAS:

Costs related to services and goods increased by approximately $302,000 for the six months ended June 30, 2005 as compared to the same period in 2004, an increase of 24%, primarily due to the following:

•                  With the increase in business in its existing telephone answering services, including its new daytime answering service offerings, the Company hired additional telephone answering service supervisors and operators in its Long Island City location.  These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $200,000 of increased costs as compared to the same period in 2004.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company incurred operational expenses of approximately $30,000 through June 30, 2005.  The Company is planning to consolidate this operation into its Long Island City call center facility in the third quarter of 2005.

•                  The Company’s costs related to services and goods for the first half of 2005 increased by approximately $40,000. This is a result of the Company acquiring alphaCONNECT, Inc. in April 2004, and therefore only realizing three months of expense in 2004 as compared to six months of expense for the same period in 2005.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $505,000 for the six months ended June 30, 2005 as compared to the same period in 2004, an increase of 12%.  The increase is primarily attributable to the following:

•                  The Company’s legal expenses increased by approximately $180,000 as compared to the same period in the prior year.  The Company incurred approximately $55,000 of legal expense with respect to working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for certain PERS units which did not meet applicable FCC standards.  In response to an FCC inquiry, the Company determined that certain versions of its PERS equipment emitted levels of radio frequency energy that exceeded applicable standards designed to reduce the possibility of interference with radio communications. In addition, the Company has incurred approximately $55,000 of legal expenses related to negotiations and the execution of an amendment to a supplier agreement.  The Company has also incurred additional legal expense for other general corporate matters of approximately $70,000 as compared to the same period in the prior year.

•                  In the second half 2004 and in January 2005, the Company hired additional sales personnel to assist in the marketing of its PERS and disease management offerings.  In addition, increased commissions were paid to in-house sales personnel, which are directly related to increased revenues in 2005.  As a result of these items, the Company incurred approximately $120,000 of increased expenses in the first half of 2005.

•                  In conjunction with the Company’s increased daytime answering service offerings and revenue growth in the TAS area, the Company, in 2004, established a separate department for personnel to train operators on an ongoing basis relating to its existing and its new daytime service offerings.  This additional personnel resulted in approximately $160,000 increase in expense as compared to the prior year.  The Company has now fully established this department and believes it is contributing significantly  to the economic leveraging of its operational infrastructure.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as bad debt expense, administrative salaries and depreciation, which were offset by a reduction in rent and warrant expense.

Interest Expense:

Interest expense for the six months ended June 30, 2005 and 2004 was approximately $23,000 and $31,000, respectively.  The decrease of $8,000, or 26%, was primarily due to the Company continuing to pay down its term loan and its capital lease obligations.

Other Income:

Other income for the six months ended June 30, 2005 and 2004 was approximately $171,000 and $154,000, respectively. Other Income for the six months ended June 30, 2005 and 2004 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $157,000 and $120,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the six months ended June 30, 2005 was approximately $965,000 as compared to $755,000 for the same period in 2004. The increase of $210,000 for the six months ended June 30, 2005 primarily resulted from an increase in the Company’s service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined).  Prior to an amendment of the credit facility agreement in March 2005, borrowings under the term loan bore interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus ..5%, whichever is greater, plus .5%.  The Company has the option to choose between the two interest rate options under the term loan and revolving credit line.  The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line, as amended, is now available through May 2008.  The outstanding balance on the term loan at June 30, 2005 was $600,000.  There were no amounts outstanding on the revolving credit line at June 30, 2005.

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

The following table is a summary of contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$-0-
Debt (a)	$658,337	$320,640	$337,697
Capital Leases (b)	$72,341	$72,341
Operating Leases (c)	$4,744,855	$455,041	$1,102,265	$658,219	$2,529,330
Total Contractual Obligations	$5,475,533	$848,022	$1,439,962	$658,219	$2,529,330

(a)          • Debt includes the Company’s term loan of $600,000 which matures in June 2007, as well as loans associated with the purchase of automobiles.

(b)         • Capital lease obligations relate to the purchase of the Company’s new Customer Service/Emergency Response software and the purchase of telephone answering service equipment.  Both of these capital leases mature in January 2006.

(c)          • Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and the office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chief Executive Officer and principal shareholder pursuant to a lease which expires in September 2007.  The Company leased a second building from the Chief Executive Officer and principal shareholder until October 2004, at which time the Company was released from its obligation.

Net cash provided by operating activities was approximately $1.3 million for the six months ended June 30, 2005, as compared to approximately $1.8 million for the same period in 2004. During 2005, increases in cash provided by operating activities from depreciation and amortization of approximately $1.4 million and net earnings of approximately $0.5 million were offset by an increase in trade receivables of approximately $0.5 million. The increase in trade receivables is primarily due to the expansion of its customer base, specifically as it relates to TAS, and a slow down of collections as result of a select number of customers processing payments in a slower manner.   As the Company has expanded its customer base with its new daytime service offerings, receivables related to these customers now exist.  The Company has also experienced a slow down in collections, primarily as a result in system updates made by certain customers which has impacted the Company’s billing and collection process.  The Company continues to update its systems and processes accordingly in an attempt to collect these amounts on a more timely basis.

Net cash used in investing activities for the six months ended June 30, 2005 was approximately $1.4 million as compared to $2.4 million in the same period in 2004.  The primary components of net cash used in investing activities in 2005 and 2004 were capital expenditures and the acquisition of telephone answering service businesses.  Net cash used in investing activities for capital expenditures for 2005 and 2004 were approximately $0.6 and $1.4 million, respectively and for acquisitions of telephone answering service businesses was approximately $0.4 for $0.8 million, respectively.  Capital expenditures for 2005 primarily relate to the continued production and purchase of the traditional PERS system.  In 2004, capital expenditures primarily related to the production and purchase of its traditional PERS and enhanced PERS systems and the enhancement of its telephony equipment.

Cash flows for the six months ended June 30, 2005 provided by financing activities were approximately $1.4 million compared to cash provided by financing activities of $.7 million for the same period in 2004.  The primary components of cash flow provided by financing activities in 2005 and 2004 were proceeds received from the exercise of stock options and warrants.  The proceeds from the exercise of both stock options and warrants were approximately $1.6 and $0.8 million in 2005 and 2004, respectively.  The primary components of cash used in financing activities during 2005 and 2004 were the repayment of debt of approximately $0.2 million in each year.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.5 – $3.0 million for the production and purchase of the enhanced PERS and traditional PERS systems and enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.5 - $0.7 million of costs relating to research and development of its enhanced PERS and Med-Time dispenser.  In July 2005, the Company has entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector.  Pursuant to this agreement the Company will expend approximately $0.5 million over the next twelve to eighteen months.  In addition, assuming the upgrade program which the Company is working with the FCC to finalize is to run substantially parallel with the normal recycling of the Company’s PERS equipment, the Company anticipates paying approximately $0.3 million relating to the FCC matter over the next twelve months.

As of June 30, 2005, the Company had approximately $4.5 million in cash and the Company’s working capital was approximately $7.8 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at June 30, 2005.

Off-Balance Sheet Arrangements:

As of June  30, 2005, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc., a Long Island New York based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and future cash payments of $79,542 to be paid to the Seller after nine months from the date of the executed agreement.  The Company also recorded broker and professional fees of approximately $28,000 and $19,000, respectively.

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

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology.  Pursuant to the HHN Agreement, the Company was the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company’s traditional safety monitoring features with HHN’s internet based disease management monitoring technology.  The HHN Agreement, which had a minimum five-year term (“initial term”), and provided for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product, was amended on June 30, 2005.  The amendment includes an extension of the initial term for an additional three years, and converted the exclusive license to a non-exclusive one.  The cost of the licensing component of $1,115,000, including $115,000 of professional fees, which has been paid in full, was being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement.  With this extension of the initial term, the Company will amortize the remaining value of the licensing component at June 30, 2005 over the revised initial term of the Agreement.  Additionally, if certain acceptance criteria are met, the Company will be required to purchase a minimum of 1,500 devices over the term of the Agreement at an estimated aggregate cost of $450,000.

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006.  During the six months ended June 30, 2005 and 2004, the Company’s revenues from this contract represented 13% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interests of the City of New York.”  The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006.  In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice.  HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future. As of August 10, 2005, a new RFP has not been issued.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has reduced its dependence on revenue from HCSP, if the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, in the event of this occurrence.

As of June 30, 2005 and December 2004, accounts receivable from the contract represented 17% and 18%, respectively, of accounts receivable.  Medical devices in service under the contract represented approximately 16% and 18%, respectively, of the total medical devices in service for primary monitoring.

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

As of June 30, 2005, the Company has expensed approximately $610,000 in connection with this matter.  The Company anticipates the total charge to complete this upgrade program to range from $800,000 to $1,200,000.  If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

Recent Accounting Pronouncements:

In June 2005, the FASB issued SFAS No. 154, a replacement of APB No. 20 and SFAS No. 3.  SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or discovers in future periods, errors which require correction.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of income, typically, over the related vesting period of the options. SFAS No. 123R requires the use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required. The impact of adoption of SFAS 123R cannot be determined at this time because it will partially depend on levels of share based payment granted in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as shown in Note 5 (see discussion on Accounting for Stock Based Compensation).

In November 2004, the FASB issued SFAS Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $733,000 as of June 30, 2005, which is equal to 15.74% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $47,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $47,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,794,559 and $2,563,864 at June 30, 2005 and December 31, 2004, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2005, the Company issued 12,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $47,500.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution.  In addition, the shares bore a 1933 Act restrictive legend.

Item 6.  Exhibits .

No.	Description

3(ii)	Bylaws of the Company as amended to date
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of President Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.3	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: August 12, 2005	By:	/s/ Howard M. Siegel
Name: Howard M. Siegel
	Title:	Chairman of the Board, Chief Executive Officer

	By:	/s/ Richard Rallo
Name: Richard Rallo
	Title:	Chief Financial Officer