Form 10QSB
period 2005-09-30
AMERICAN MEDICAL ALERT CORP
filed 2005-11-14
CIK 700721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,694,092 shares of $.01 par value common stock as of November 9, 2005.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Medical Alert Corp. and Subsidiaries

Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2005 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2005 and 2004 and cash flows for the nine-months ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 9, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	Dec. 31, 2004
ASSETS
CURRENT ASSETS
Cash	$4,072,273	$3,186,852
Accounts receivable (net of allowance for doubtful accounts of $743,000 and $728,000)	4,127,625	3,389,076
Note receivable	23,793	23,207
Inventory	493,494	696,736
Prepaid expenses and other current assets	746,463	434,057
Deferred income taxes	397,000	448,000

Total Current Assets	9,860,648	8,177,928

FIXED ASSETS
(Net of accumulated depreciation and amortization)	7,164,882	7,046,925

OTHER ASSETS
Long-term portion of note receivable	79,926	98,107
Intangible assets (net of accumulated amortization of $2,136,262 and $1,685,646)	1,480,035	1,492,389
Goodwill (net of accumulated amortization of $58,868)	2,794,559	2,563,864
Other assets	379,431	121,803
Deferred income taxes	163,000	138,000
	4,896,951	4,414,163

TOTAL ASSETS	$21,922,481	$19,639,016

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$293,760	$300,814
Accounts payable	707,130	559,453
Accrued expenses and taxes payable	1,270,166	1,354,857
Current portion of capital lease obligations	48,398	94,743
Current portion of put warrant obligation	—	10,000
Deferred revenue	113,082	15,834
Total Current Liabilities	2,432,536	2,335,701

DEFERRED INCOME TAX LIABILITY	1,100,000	1,099,000
LONG-TERM PORTION OF NOTES PAYABLE	258,558	496,444
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	—	24,458
ACCRUED RENTAL OBLIGATION	181,130	143,630
OTHER LIABILITIES	205,000	261,884
TOTAL LIABILITIES	4,177,224	4,361,117

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 8,692,552 shares in 2005 and 8,078,043 shares in 2004	86,925	80,780
Additional paid-in capital	12,486,466	10,730,434
Retained earnings	5,277,898	4,572,717
	17,851,289	15,383,931
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	17,745,257	15,277,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,922,481	$19,639,016

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenues:
Services	$15,947,129	$14,048,534
Product sales	214,017	221,579
	16,161,146	14,270,113
Costs and Expenses (Income):
Costs related to services	7,626,323	6,530,238
Costs of products sold	117,835	128,721
Selling, general and administrative expenses	7,303,891	6,627,392
Interest expense	32,695	44,985
Other income	(275,779)	(214,355)

Income before Provision for Income Taxes	1,356,181	1,153,132

Provision for Income Taxes	651,000	543,000

NET INCOME	$705,181	$610,132

Net income per share:
Basic	$.08	$.08
Diluted	$.08	$.07

Weighted average number of common shares outstanding
Basic	8,370,315	7,862,958

Diluted	9,067,566	8,425,940

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Services	$5,437,236	$4,866,217
Product sales	58,016	78,967
	5,495,252	4,945,184
Costs and Expenses (Income):
Costs related to services	2,751,447	2,300,113
Costs of products sold	33,152	50,504
Selling, general and administrative expenses	2,414,347	2,243,053
Interest expense	9,607	13,734
Other income	(104,202)	(60,030)

Income before Provision for Income Taxes	390,901	397,810

Provision for Income Taxes	188,000	168,000

NET INCOME	$202,901	$229,810

Net income per share:
Basic	$.02	$.03
Diluted	$.02	$.03

Weighted average number of common shares outstanding
Basic	8,616,542	7,990,632

Diluted	9,277,566	8,564,184

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2005	2004
Cash Flows From Operating Activities:

Net income	$705,181	$610,132

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	27,000	7,000
Depreciation and amortization	2,193,377	2,236,289
Provision (credit) for valuation of put warrant	(10,000)	40,000
Decrease (increase) in:
Accounts receivable	(725,601)	(803,877)
Inventory	203,242	49,620
Prepaid and refundable taxes	—	155,093
Prepaid expenses and other current assets	(312,406)	(126,043)
Other assets	—	(3,868)
Increase (decrease) in:
Accounts payable, accrued expenses and other	43,602	191,030
Deferred revenue	97,248	(2,397)

Net Cash Provided by Operating Activities	2,221,643	2,352,979

Cash Flows From Investing Activities:
Expenditures for fixed assets	(1,849,055)	(1,983,089)
Purchase of alphaconnect	—	(767,956)
Purchase of Long Island Message Center, Inc.	(443,643)	—
Repayment of notes receivable	17,595	16,454
Deposit on equipment and software	(232,625)	—
Increase in goodwill	—	(103,855)
Security deposit on property	(36,666)	—
Payment for account acquisitions and licensing agreement	(238,262)	(90,934)

Net Cash (Used In) Investing Activities	(2,782,656)	(2,929,380)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(70,803)	(67,356)
Proceeds from notes payable	—	62,065
Repayment of notes payable	(244,940)	(248,296)
Proceeds upon exercise of stock options	1,762,177	972,434

Net Cash Provided by Financing Activities	1,446,434	718,847

See accompanying notes to condensed financial statements.

	Nine Months Ended September 30,
	2005	2004

Net Increase in Cash	$885,421	$142,446

Cash, Beginning of Period	3,186,852	2,192,113

Cash, End of Period	$4,072,273	$2,334,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$35,468	$41,235

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$211,521	$92,960

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

2.                                       Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the nine and three months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2004 financial statements.

The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

In November 2004, the FASB issued SFAS 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

4.                                       Fixed Assets:

The Company’s PERS equipment is subject to approval from the Federal Communications Commission (“FCC”). In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC.

The Company is currently working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment and the amount of a potential payment to the FCC.  At this time the Company is unable to determine whether it is probable that a liability has been incurred; accordingly, no estimate of the potential payment to the FCC has been recorded.  However, the Company believes the payment could range between $50,000 and $160,000, although substantially higher amounts are possible based on the discretion of the FCC.  The Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.  However, in certain instances, the Company has accelerated the exchange of PERS equipment in programs and has thus incurred additional cost.

Through September 30, 2005, the Company has expensed approximately $670,000 in connection with this matter, of which approximately $190,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2005.  The remaining $480,000 was charged to expense in the fourth quarter of 2004, which primarily related to costs to be incurred in excess of normal repair and refurbishment costs.

If the Company is required to complete the PERS and related equipment modifications in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

5.                                       Accounting for Stock-Based Compensation:

The Company has three stock-based employee compensation plans and additional outstanding options under a fourth plan which has expired.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$705,181	$610,132	$202,901	$229,810
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(42,048)	(97,537)	(21,270)	(15,897)
Pro forma net income	$663,133	$512,595	$181,631	$213,913

Earnings per share:
Basic - as reported	$0.08	$0.08	$0.02	$0.03
Basic - pro forma	$0.08	$0.07	$0.02	$0.03
Diluted - as reported	$0.08	$0.07	$0.02	$0.03
Diluted - pro forma	$0.07	$0.06	$0.02	$0.02

The weighted average grant date fair value of options granted during the nine months ended September 30, 2005 and 2004 was $49,900 and $110,492, respectively.  During the three months ended September 30, 2005 and 2004 the fair value of options granted was $38,400 and $24,443, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Expected life (years)	2	2	2	2
Risk free interest rate	3.95%	2.42%	4.01%	2.68%
Expected volatility	19.45%	42.75%	19.38%	43.07%
Expected dividend yield	—	—	—	—

6.                                       Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2005 and 2004 is presented in conformity with SFAS No. 128, “Earnings Per Share”.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

Nine Months September 30, 2005

Basic EPS - Income available to common stockholders	$705,181	8,370,315	$.08
Effect of dilutive securities - Options and warrants	—	697,251
Diluted EPS - Income available to common stockholders and assumed conversions	$705,181	9,067,566	$.08

Three Months September 30, 2005

Basic EPS - Income available to common stockholders	$202,901	8,616,542	$.02
Effect of dilutive securities - Options and warrants	—	661,024
Diluted EPS - Income available to common stockholders and assumed conversions	$202,901	9,277,566	$.02

Nine Months September 30, 2004

Basic EPS - Income available to common stockholders	$610,132	7,862,958	$.08
Effect of dilutive securities - Options and warrants	—	562,982
Diluted EPS - Income available tocommon stockholders and assumed conversions	$610,132	8,425,940	$.07

Three Months Ended September 30, 2004

Basic EPS - Income available to common stockholders	$229,810	7,990,632	$.03
Effect of dilutive securities - Options and warrants	—	573,552
Diluted EPS - Income available to common stockholders and assumed conversions	$229,810	8,564,184	$.03

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

Unaudited pro forma results of operations for the nine and three months ended September 30, 2005 and 2004 as if Long Island Message Center, Inc and alphaCONNECT, Inc. had been consolidated as of the beginning of the earliest period presented follow.  The pro forma results include estimates which management believes are reasonable.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenue	$16,339,000	$14,761,000	$5,495,000	$5,064,000
Net income	722,000	656,000	203,000	241,000
Net income per share
Basic	$.09	$.08	$.02	$.03
Diluted	$.08	$.08	$.02	$.03

The unaudited pro forma results of operations for the nine and three months ended September 30, 2005 and 2004 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

8.                                       Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006.  During the nine months ended September 30, 2005 and 2004, the Company’s revenue from this contract represented 13% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.”  The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006.  In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice.  HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future.  As of November 9, 2005, a new RFP has not been issued.

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

As of September 30, 2005 and December 2004, accounts receivable from the contract represented 18% of accounts receivable. Medical devices in service under the contract represented approximately 16% and 18%, respectively, of the total medical devices used for primary monitoring.

9.                                       Segment Reporting:

The Company has three reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”), (ii) Telephone Answering Services and Solutions for the Healthcare Community (“TAS”), and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2005 and 2004:

2005

	HSMS	TAS	Safe Com	Consolidated
Nine Months Ended September 30, 2005
Revenue	$10,857,159	$4,965,407	$338,580	$16,161,146
Income before provision for income taxes	584,769	742,231	29,181	1,356,181
Total assets	12,872,812	8,128,008	921,661	21,922,481

	HSMS	TAS	Safe Com	Consolidated
Three Months Ended September 30, 2005
Revenue	$3,635,677	$1,748,455	$111,120	$5,495,252
Income before provision for income taxes	206,376	168,992	15,533	390,901

2004

	HSMS	TAS	Safe Com	Consolidated
Nine Months Ended September 30, 2004
Revenue	$10,025,417	$3,967,386	$277,310	$14,270,113
Income before provision for income taxes	473,267	617,601	62,264	1,153,132
Total assets	12,300,412	6,538,481	623,365	19,462,258

	HSMS	TAS	Safe Com	Consolidated
Three Months Ended September 30, 2004
Revenue	$3,413,430	$1,434,755	$96,999	$4,945,184
Income before provision for income taxes	172,341	210,299	15,170	397,810

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

The Company entered into two operating lease agreements for additional space in Long Island City, New York.  The leases shall commence upon the landlord delivering possession of the premises and will run through March 31, 2018.  The leases call for minimum annual rentals of $220,000 and $115,000, respectively, subject to annual increases.  This space will be used to expand the Company’s telephone answering service operation and PERS customer service and emergency response center and house the Company’s distribution center and accounting department.

11.                                 Subsequent Events:

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service, a provider of telephone after-hour answering services and stand-alone voice mail services, for approximately $2.7 million.  Of the total purchase price, 80% was paid at closing and the remaining 20% will be paid to Seller on the first year anniversary of the agreement.

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

In November 2000, the Company diversified its products/service mix to include telephone answering services (“TAS”) for professionals in the healthcare community when the Company’s HCI Acquisition Corp. subsidiary acquired the assets of a telephone answering service.  The rationale to enter this segment had several components, including targeting the market functioning as the intermediary for the PERS customer base, leveraging existing infrastructure capability, and establishing an additional significant revenue source.  Growth in the TAS market has been accomplished through internally generated sales coupled with three additional acquisitions.  The TAS segment now accounts for approximately 32% of the Company’s revenues.  The Company believes that TAS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area. The TAS business provided revenue of approximately $6.5 million per year, based on trailing twelve months revenue, and is currently  the Company’s most profitable segment.

During 2004, the Company broadened its capabilities to service specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it identified other communication needs as expressed by the expanded TAS client base and has developed specialized healthcare communication solutions to meet these needs.

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

To round out the Company’s portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed under the name Med-Time®. The Company sells its device to the same customer base utilizing PERS services as well as through web retailers and directly to consumers.  The Company is in the process of redesigning and upgrading this appliance.

The Company continues to view its two core business segments, HSMS and TAS, as the main contributors to the Company’s cash flow from operations.

The Company’s third reporting segment, Safe Com pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations.  Safe Com’s monitoring services are provided at the Company’s communication center in Long Island City, New York.  The Safe

Com platform utilizes the basic PERS technology with a modified application.  Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2006.

The Company believes that the overall mix of cash flow generating from HSMS and TAS services, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity.  The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the nine and three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands (000’s)	2005	%	2004	%	2005	%	2004	%
Revenues
HSMS	3,636	66%	3,413	69%	10,857	67%	10,026	70%
TAS	1,748	32%	1,435	29%	4,965	31%	3,967	28%
Safe Com	111	2%	97	2%	339	2%	277	2%

Total Revenues	5,495	100%	4,945	100%	16,161	100%	14,270	100%

Cost of Services and Goods Sold
HSMS	1,699	47%	1,546	45%	4,946	46%	4,495	45%
TAS	1,017	58%	747	52%	2,596	52%	2,024	51%
Safe Com	68	61%	57	59%	202	60%	140	51%

Total Cost of Services and Goods Sold	2,784	51%	2,350	48%	7,744	48%	6,659	47%

Gross Profit
HSMS	1,937	53%	1,867	55%	5,911	54%	5,531	55%
TAS	731	42%	688	48%	2,369	48%	1,943	49%
Safe Com	43	39%	40	41%	137	40%	137	49%

Total Gross Profit	2,711	49%	2,595	52%	8,417	52%	7,611	53%

Selling, General & Administrative	2,414	44%	2,243	45%	7,304	45%	6,627	46%
Interest Expense	10	0%	14	0%	33	0%	45	0%
Other Income	(105)	(2)%	(60)	(1)%	(276)	(2)%	(214)	(2)%

Income before Income Taxes	391	7%	398	8%	1,356	8%	1,153	8%

Provision for Income Taxes	188		168		651		543

Net Income	203		230		705		610

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $223,000, or 7%, for the three months ended September 30, 2005 as compared to the same period in 2004.  Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following factor:

•                  The Company continues to experience growth in its customer base. This has largely been accomplished through subscriber growth within its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 5,100 PERS online.  This resulted in approximately $100,000 increase in revenue as compared to the same period last year.  The remaining increase in revenue is from the execution of new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TAS

The increase in revenues of approximately $313,000, or 22%, for the three months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the following:

•                  The Company continues to experience revenue growth within its existing telephone answering service businesses of approximately $198,000, as compared to the same period in 2004.  This growth is due to the execution of new agreements with healthcare and hospital organizations in conjunction with new daytime communication service offerings, as well as increases in its physician base. The Company has experienced strong growth and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company earned approximately $115,000 of revenue during the three months ended September 30, 2005.  The Company believes this acquisition will help facilitate growth within the Long Island/New York metro area.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $153,000 for the three months ended September 30, 2005 as compared to the same period in 2004, an increase of 10%, primarily due to the following:

•                  The Company incurred increased costs of approximately $45,000 relating to repairs and upgrades associated with its PERS and related equipment, as compared to the same period in 2004, when only minimal charges for repairs and upgrades were incurred. In 2004, as a result of the Company having a significant number of units, including the enhanced PERS device, manufactured, only minimal repairs and upgrades were performed.   As the Company has determined not to manufacture the enhanced PERS device in 2005, the Company has concentrated on repairs and upgrades of its existing PERS units which have been returned from the field.

•                  In response to an FCC inquiry, the Company has determined that certain versions of its PERS and related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC to satisfy this matter.  With this process still underway, the Company has accelerated the exchange of units in certain programs.  The Company incurred approximately $55,000 associated with this exchange of units during the three months ended September 30, 2005, whereas no such costs were incurred for the same period in 2004.

•                  The Company incurred increased payroll costs of approximately $30,000 within its distribution facility.  This was primarily due to the Company hiring additional personnel and incurring overtime due to the high volume of units passing through the facility, which was partially a result of the accelerated exchange of units in certain programs.

TAS:

Costs related to services and goods increased by approximately $270,000 for the three months ended September 30, 2005 as compared to the same period in 2004, an increase of 36%, primarily due to the following:

•                  With the continued increase in business in its existing telephone answering services, specifically in its new daytime answering service offerings, the Company continues to hire additional telephone answering service supervisors and operators in its Long Island City location.  In addition, the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company.  These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $210,000 of increased costs as compared to the same period in 2004.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company incurred operational expenses of approximately $50,000 during the three months ended September 30, 2005.  On October 3, 2005 the Company acquired substantially all of the assets of North Shore Answering Service and plans to consolidate the LIMC operation with this newly acquired telephone answering service in an effort to reduce labor costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $171,000 for the three months ended September 30, 2005 as compared to the same period in 2004, an increase of 8%.  The increase is primarily attributable to the following:

•                  The Company’s legal expenses increased by approximately $75,000 as compared to the same period in the prior year.  This was attributed to an increase in general corporate matters.

•                  Marketing expenses increased by approximately $40,000 due to the Company hiring additional sales personnel to assist in the marketing of its PERS and disease management offerings and increased commissions were paid to in-house sales personnel, which are directly related to increased revenues in 2005.

•                  In conjunction with the Company’s increased service offerings and revenue growth in the TAS area, the Company, in 2004, established a separate department for personnel to train operators on an ongoing basis relating to its existing and its new service offerings.  This additional personnel resulted in approximately $40,000 increase in expense as compared to the prior year.  The Company has now fully established this department and believes it is contributing significantly to the economic leveraging of its operational infrastructure.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as commissions and freight, which were partially offset by a reduction in rent and amortization expense.

Interest Expense:

Interest expense for the three months ended September 30, 2005 and 2004 was approximately $10,000 and $14,000, respectively.  The decrease of $4,000, or 29%, was primarily due to the Company continuing to pay down its term loan and its capital lease obligations.

Other Income:

Other income for the three months ended September 30, 2005 and 2004 was approximately $105,000 and $60,000, respectively. Other Income for the three months ended September 30, 2005 and 2004 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $82,500 and $57,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2005 was approximately $391,000 as compared to $398,000 for the same period in 2004. The decrease of $7,000 for the three months ended September 30, 2005 primarily resulted from an increase in the Company’s costs related to services and selling, general and administrative costs offset by an increase in the Company’s service revenues.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $831,000, or 8%, for the nine months ended September 30, 2005 as compared to the same period in 2004.  Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscriber’s residences. The increase is primarily attributed to the following factors:

•                  The Company continues to experience growth in its customer base. This has largely been accomplished through subscriber growth within its existing customer base which accounted for approximately $625,000 of the increased revenue. The largest growth continues to be as a result of an Agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 5,100 PERS online.  This resulted in approximately $305,000 increase in revenue as compared to the same period last year.

•                  In 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online.  Since inception, this account has grown to approximately 800 subscribers and accounts for approximately $85,000 increase in revenue as compared to the same period in the prior year.

The remaining increase in revenue is from the execution of other new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TAS

The increase in revenues of approximately $998,000, or 25%, for the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to the following:

•                  The Company experienced revenue growth within its existing telephone answering service businesses of approximately $833,000, as compared to the same period in 2004.  This growth is due to the execution of new agreements with healthcare and hospital organizations in conjunction with new daytime communication service offerings, as well as increases in its physician base. The Company has experienced strong growth and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company earned approximately $165,000 of revenue through September 30, 2005.  The Company believes this acquisition will help facilitate its growth within the Long Island/New York geographical area.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $451,000 for the nine months ended September 30, 2005 as compared to the same period in 2004, an increase of 10%, primarily due to the following:

•                  The Company has incurred approximately $150,000 more of costs relating to repairs and upgrades associated with its PERS and related equipment, as compared to the same period in 2004, when only minimal charges for repairs and upgrades were incurred.  In 2004, as a result of the Company having a significant number of units, including the enhanced PERS device, manufactured, only minimal repairs and upgrades were performed.   As the Company has determined not to manufacture the enhanced PERS device in 2005, the Company has concentrated on repairs and upgrades of its existing PERS units which have been returned from the field.

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

•                  During the latter part of 2004 and during the course of 2005, the Company has hired additional IT personnel to assist in the managing of the Company’s network systems, implementation of new systems and developing enhancements of service applications to its customers.  As a result of these additional personnel, the Company incurred approximately $60,000 of increased costs during the nine month period ended September 30, 2005 as compared to the same period in the prior year.

•                  In response to an FCC inquiry, the Company has determined that certain versions of its PERS and related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications.  Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC to satisfy this matter.  With this process still underway, the Company has accelerated the exchange of units in certain programs.  The Company incurred approximately $55,000 associated with this exchange of units during the nine months ended September 30, 2005, whereas no such costs were incurred for the same period in 2004.

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

TAS:

Costs related to services and goods increased by approximately $572,000 for the nine months ended September 30, 2005 as compared to the same period in 2004, an increase of 28%, primarily due to the following:

•                  With the continued increase in business in its existing telephone answering services, specifically in its new daytime answering service offerings, the Company continues to hire additional telephone answering service supervisors and operators in its Long Island City location.  In addition, the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company.  These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $410,000 of increased costs as compared to the same period in 2004.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•                  In May 2005, the Company purchased the assets of a telephone answering service business, Long Island Message Center, Inc. (“LIMC”).  As a result of this acquisition, the Company incurred operational expenses of approximately $80,000 through September 30, 2005.  On October 3, 2005 the Company acquired substantially all of the assets of North Shore Answering Service and plans to consolidate the LIMC operation with this newly acquired telephone answering service in an effort to reduce labor costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $677,000 for the nine months ended September 30, 2005 as compared to the same period in 2004, an increase of 10%.  The increase is primarily attributable to the following:

•                  The Company’s legal expenses increased by approximately $255,000 as compared to the same period in the prior year.  The Company incurred approximately $55,000 of legal expense with respect to working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for certain PERS units which did not meet applicable FCC standards.  In response to an FCC inquiry, the Company determined that certain versions of its PERS equipment emitted levels of radio frequency energy that exceeded applicable standards designed to reduce the possibility of interference with radio communications. In addition, the Company has incurred approximately $60,000 of legal expenses related to negotiations and the execution of an amendment to a supplier agreement.  The Company has also incurred additional legal expense for other general corporate matters of approximately $140,000 as compared to the same period in the prior year.

•                  Marketing expenses increased by approximately $140,000 due to the Company hiring additional sales personnel to assist in the marketing of its PERS and disease management offerings and increased commissions were paid to in-house sales personnel, which are directly related to increased revenues in 2005.

•                  In conjunction with the Company’s increased daytime answering service offerings and revenue growth in the TAS area, the Company, in 2004, established a separate division for personnel to train operators on an ongoing basis relating to its existing and its new daytime service offerings.  This additional personnel resulted in approximately $200,000 increase in expense as compared to the prior year.  The Company has now fully established this department and believes it is contributing significantly to the economic leveraging of its operational infrastructure.

There were other smaller increases in selling, general and administrative expenses which arose out of the normal course of business such as administrative salaries, bad debt expense and depreciation, which were offset by a reduction in rent and warrant expense.

Interest Expense:

Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $33,000 and $45,000, respectively.  The decrease of $12,000, or 27%, was primarily due to the Company continuing to pay down its term loan and its capital lease obligations.

Other Income:

Other income for the nine months ended September 30, 2005 and 2004 was approximately $276,000 and $214,000, respectively. Other Income for the nine months ended September 30, 2005 and 2004 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $240,000 and $171,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2005 was approximately $1,356,000 as compared to $1,153,000 for the same period in 2004. The increase of $203,000 for the nine months ended September 30, 2005 primarily resulted from an increase in the Company’s service revenues and other income offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

The Company has a credit facility of $3,000,000, which includes a term loan of $1,500,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined).  Prior to an amendment of the credit facility agreement in March 2005, borrowings under the term loan bore interest at either (a) LIBOR plus 3.5% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus 1.0% and the revolving credit line will bear interest at either (a) LIBOR plus 3.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, plus .5%.  The Company has the option to choose between the two interest rate options under the term loan and revolving credit line.  The term loan is payable in equal monthly principal payments of $25,000 over five years while the revolving credit line, as amended, is now available through May 2008.  The outstanding balance on the term loan at September 30, 2005 was $500,000.  There were no amounts outstanding on the revolving credit line at September 30, 2005.

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

At September 30, 2005, the Company was in compliance with its loan covenants under the agreement dated May 20, 2002 and as amended on August 11, 2003 and March 28, 2005.

The following table is a summary of contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$552,318	$293,760	$258,558
Capital Leases (b)		$48,398	$48,398
Operating Leases (c)		$9,356,089	$613,488	$2,124,815	$1,411,846	$5,205,940
Total Contractual Obligations		$9,956,805	$955,646	$2,383,373	$1,411,846	$5,205,940

(a)          – Debt includes the Company’s term loan of $500,000 which matures in June 2007, as well as loans associated with the purchase of automobiles.

(b)         – Capital lease obligations relate to the purchase of the Company’s new Customer Service/Emergency Response software and the purchase of telephone answering service equipment.  Both of these capital leases mature in January 2006.

(c)          – Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and the office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chief Executive Officer and principal shareholder pursuant to a lease which expires in September 2007.  The Company leased a second building from the Chief Executive Officer and principal shareholder until October 2004, at which time the Company was released from its obligation.  The lease obligations include two recently executed leases which will commence rent payments upon the Landlord delivering possession of the premises.  It is estimated that rent will commence in April 2006.

Net cash provided by operating activities was approximately $2.2 million for the nine months ended September 30, 2005, as compared to approximately $2.4 million for the same period in 2004. During 2005, increases in cash provided by operating activities from depreciation and amortization of approximately $2.2 million and net earnings of approximately $0.7 million were offset by an increase in trade receivables of approximately $0.7 million. The increase in trade receivables is primarily due to the expansion of the Company’s customer base, specifically as it relates to TAS, and a slow down of collections as result of a select number of customers processing payments in a slower manner.   As the Company has expanded its customer base with its new daytime service offerings, receivables related to these customers now exist.  The Company has also experienced a slow down in collections, primarily as a result in system updates made by certain customers which has impacted the Company’s billing and collection process.  The Company continues to update its systems and processes accordingly in an attempt to collect these amounts on a more timely basis.

Net cash used in investing activities for the nine months ended September 30, 2005 was approximately $2.8 million as compared to $2.9 million in the same period in 2004.  The primary components of net cash used in investing activities in 2005 and 2004 were capital expenditures and the acquisition of telephone answering service businesses.  Net cash used in investing activities for capital expenditures for 2005 and 2004 were approximately $1.8 and $2.0 million, respectively, and for acquisitions of telephone answering service businesses was approximately $0.4 for $0.8 million, respectively.  Additionally, 2005 also includes approximately 0.2 million of a deposit on equipment and software.  Capital expenditures for 2005 primarily relate to the continued production and purchase of the traditional PERS system.  In 2004, capital expenditures primarily related to the production and purchase of its traditional PERS and enhanced PERS systems and the enhancement of its telephony equipment.

Cash flows for the nine months ended September 30, 2005 provided by financing activities were approximately $1.4 million compared to cash provided by financing activities of $.7 million for the same period in 2004.  The primary components of cash flow provided by financing activities in 2005 and 2004 were proceeds received from the exercise of stock options and warrants.  The proceeds from the exercise of both stock options and warrants were approximately $1.8 and $1.0 million in 2005 and 2004, respectively.  The primary components of cash used in financing activities during 2005 and 2004 were the repayment of debt of approximately $0.3 million in each year.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.5 – $3.0 million for the production and purchase of the enhanced PERS and traditional PERS systems and enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.4 - $0.6 million of costs relating to research and development of its enhanced PERS and Med-Time dispenser.  In July 2005, the Company has entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector.  Pursuant to this agreement the Company will expend approximately $0.4 million over the next twelve to eighteen months.  In addition, assuming the upgrade program which the Company is working with the FCC to finalize is to run substantially parallel with the normal recycling of the Company’s PERS equipment, the Company anticipates paying approximately $0.3 million relating to the FCC matter over the next twelve months.

As of September 30, 2005, the Company had approximately $4.1 million in cash and the Company’s working capital was approximately $7.4 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at September 30, 2005.

Off-Balance Sheet Arrangements:

As of September 30, 2005, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service, a provider of telephone after-hour answering services and stand-alone voice mail services, for approximately $2.7 million.  Of the total purchase price, 80% was paid at closing and the remaining 20% will be paid to Seller on the first year anniversary of the agreement.

The Company entered into two operating lease agreements for additional space in Long Island City, New York.  The leases shall commence upon the landlord delivering possession of the premises and will run through March 31, 2018.  The leases call for minimum annual rentals of $220,000 and $115,000, respectively, subject to a annual increase.  This space will be used to expand the Company’s telephone answering service operation and PERS customer service and emergency response center and house the Company’s distribution center and accounting department.

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

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology.  Pursuant to the HHN Agreement, the Company was the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company’s traditional safety monitoring features with HHN’s internet based disease management monitoring technology.  The HHN Agreement, which had a minimum five-year term (“initial term”), and provided for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product, was amended on June 30, 2005.  The amendment includes an extension of the initial term for an additional three years, and converted the exclusive license to a non-exclusive one.  The cost of the licensing component of $1,115,000, including $115,000 of professional fees, which has been paid in full, was being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement.  With this extension of the initial term, the Company is amortizing the remaining value of the licensing component as of June 30, 2005 over the revised initial term of the Agreement.  Additionally, if certain acceptance criteria are met, the Company will be required to purchase a minimum of 1,500 devices over the term of the Agreement at an estimated aggregate cost of $450,000.

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program (“HCSP”).  The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006.  During the nine months ended September 30, 2005 and 2004, the Company’s revenues from this contract represented 13% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007.  After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interests of the City of New York.”  The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company.  Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993.  The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006.  In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice.  HRA has also advised the Company that they plan to issue a new RFP with respect to PERS services in the future. As of November 9, 2005, a new RFP has not been issued.

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

As of September 30, 2005 and December 2004, accounts receivable from the contract represented 18%, of accounts receivable.  Medical devices in service under the contract represented approximately 16% and 18%, respectively, of the total medical devices in service for primary monitoring.

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

The Company is currently working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS and related equipment and the amount of a payment to the FCC. At this time the Company is unable to determine whether it is probable that a liability has been incurred; accordingly, no estimate of the potential payment to the FCC has been recorded.  However, the Company believes the payment could range between $50,000 and $160,000, although substantially higher amounts are possible based on the discretion of the FCC.  The Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.  However, in certain instances, the Company has accelerated the exchange of the PERS equipment.

Through September 30, 2005, the Company has expensed approximately $670,000 in connection with this matter, of which approximately $190,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2005.  The remaining $480,000 was charged to expense in the fourth quarter of 2004, which primarily related to costs to be incurred in excess of normal repair and refurbishment costs.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $743,000 as of September 30, 2005, which is equal to 15.25% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $49,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $49,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $175,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $140,000 per annum.

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $2,794,559 and $2,563,864 at September 30, 2005 and December 31, 2004, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2005, the Company issued 7,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $28,500.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution.  In addition, the shares bore a 1933 Act restrictive legend.

On October 14, 2005, the Company issued 250 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $950.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution.  In addition, the shares bore a 1933 Act restrictive legend.

On October 14, 2005, the Company issued 5,000 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $19,000.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution.  In addition, the shares bore a 1933 Act restrictive legend.

On October 25, 2005, the Company issued 22,750 shares of Common Stock to a consultant of the Company, pursuant to an exercise of a warrant, for a total purchase price of $94,867.50.  The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser’s representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution.  In addition, the shares bore a 1933 Act restrictive legend.

Item 4.           Submission of Matters to a Vote of Security Holders

On August 18, 2005, the Company held its 2005 Annual Meeting of Shareholders (the “2005 Meeting”).

At the 2005 Meeting, the Company’s shareholders (i) elected seven directors to serve until the 2005 Annual Meeting of Shareholders and until their successors shall be elected and qualified, (ii) approved the Company’s 2005 Stock Incentive Plan, and (iii) ratified the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

1.                                      The vote with respect to the election of directors was as follows:

Name		For	Authority Withheld
(a)	Howard M. Siegel	7,939,144	49,700
(b)	James LaPolla	7,928,644	60,200
(c)	Jack Rhian	7,939,144	49,700
(d)	Frederick Siegel	7,928,644	60,200
(e)	Ronald Levin	6,119,303	1,869,541
(f)	Yacov Shamash	7,938,944	49,900
(g)	John S.T. Gallagher	7,938,644	50,200

2.                                      The proposal to approve the Company’s 2005 Stock Incentive Plan was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
5,240,213	594,467	14,670	2,139,494

3.                                      The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, was approved by the following vote:

For	Against	Abstain
7,882,582	22,242	84,020

Item 5.  Other Information.

On November 11, 2005, the Company entered into an employment agreement (the “Employment Agreement”) with Jack Rhian, whereby Mr. Rhian will be employed for a period of 5 years beginning on January 1, 2006 as the Company’s President and Chief Operating Officer.  Mr. Rhian is currently a director, the President and Chief Operating Officer of the Company. Mr. Rhian will be entitled to receive the following base salary amounts: 240,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $260,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; $280,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008; $300,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; and $300,000 per annum, for the period beginning January 1, 2010 and ending December 31, 2010.

In addition, Mr. Rhian will be granted the following bonus compensation stock grants: (i) 50,000 shares, to vest in 5 equal installments of 10,000 on each of December 31, 2006, 2007, 2008, 2009 and 2010, subject to the condition that Mr. Rhian remains employed by the Company on each such applicable date; provided, however, that in the event of a change in control (as defined in the Employment Agreement) if the Company or its successor pursuant to such change in control, as applicable, and Mr. Rhian either agree to continue the Employment Agreement or to enter into a new employment agreement mutually acceptable to the Company or its successor and Mr. Rhian in lieu of the Employment Agreement, then any such shares which remain unvested, shall vest immediately upon the mutual agreement of the Company or its successor and Mr. Rhian to continue this Agreement or to enter into a new agreement, (ii) up to 80,000 shares based on the Company’s earnings before deduction of interest and taxes (“EBIT”), as set forth in the Company’s audited financial statements for the applicable fiscal year, meeting or exceeding the EBIT performance goals set forth below, and (iii) 2,000 shares of common stock per year, for a total of up to 10,000 shares of common stock over the employment period, based on the Company’s total revenues, as set forth in the Company’s audited financial statements for the applicable fiscal year, meeting or exceeding an amount equal to at least 115% of the Company’s total revenues for the prior fiscal year.

EBIT Targets For 2006 – 2010

EBIT growth over prior fiscal year	# of Shares

15.0 – 17.49%	8,000 shares
17.5 – 19.99%	9,000 shares
20.0 – 22.49%	10,500 shares
22.5 – 24.99%	13,000 shares
25.0% - or more	16,000 shares

In the event that the minimum EBIT growth percentage is not met for a particular fiscal year, Employee will have the opportunity to earn back the minimum performance bonus grant for such fiscal year as follows: if the EBIT growth percentage in the subsequent fiscal year combined with the EBIT growth percentage of the prior fiscal year exceeds 30%, then the number of percentage points needed to be added to the prior fiscal year’s EBIT growth percentage to equal 15%, shall be deducted from the subsequent fiscal year EBIT growth percentage and added to the prior fiscal year EBIT growth percentage, and Employee shall be granted 8,000 shares of common stock for the prior fiscal year, and an additional number of shares of common stock for the subsequent fiscal year shall be granted determined based on the above formula taking into account the reduced subsequent year EBIT growth percentage.

To the extent shares to be granted pursuant to (ii) or (iii) above exceed 50,000, they will only be granted if shareholder approval of such grant is obtained. If such shareholder approval is not obtained prior to the time any such shares are earned by Mr. Rhian, then Mr. Rhian shall not be entitled to and shall not be granted any such shares.  In addition, all of the above grants are subject to the execution of a stock grant agreement evidencing the terms of such grants.

Unless Mr. Rhian is terminated for Cause (as defined in the Employment Agreement), in the event that the Company does not offer Mr. Rhian to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the Employment Agreement to begin immediately following the expiration of the Employment Agreement, Mr. Rhian shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of the Employment Agreement.

In the event that Mr. Rhian should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the Employment Agreement after the expiration of such period.

In the event of his death during the term of the Employment Agreement, Mr. Rhian’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in the Employment Agreement) and Mr. Rhian’s employment with the Company is terminated within 180 days following such change in control under certain conditions, Mr. Rhian will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under the Employment Agreement.

A copy of the Employment Agreement is attached to this Form 10-QSB as Exhibit 10.1.

On August 10, 2005 and October 25, 2005, respectively, the Company entered into operating leases with Garden Spires Associates LP for approximately 17,500 square feet of additional space at the Company’s Long Island City, New York location. The leases will, commence upon the landlord delivering possession of the premises, which is expected to occur in early 2006, and will run through March 31, 2018. The leases call for minimum annual rentals of $220,000 and $115,000, respectively, payable monthly and subject to annual increases. The Company currently leases space at this location through an operating lease agreement with Garden Spires Associates LP which was executed in 2002.

Item 6.  Exhibits.

No.	Description

10.1	Employment Agreement between the Company and Jack Rhian, dated November 11, 2005
10.2	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed with the SEC on June 30, 2005).
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of President Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.3	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: November 14, 2005		By:	/s/ Howard M. Siegel
		Name:	Howard M. Siegel
		Title:	Chairman of the Board, Chief Executive Officer

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer