Form 10QSB/A
period 2005-09-30
AMERICAN MEDICAL ALERT CORP
filed 2005-11-18
CIK 700721

The following items were the subject of a Form 12b-25
and are included herein:
Exhibits 10.3 and 10.4, under Part II, Item 6

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This amendment to Form 10-QSB is being filed pursuant to Rule 12b-25 in order to include Exhibits 10.3 and 10.4 in the Company’s Form 10-QSB for the quarter ended September 30, 2005, which was filed with the SEC on November 14, 2005.  In addition, the Form 10-QSB is being amended to include as an exhibit the text of an amendment to the Company’s 2005 Stock Incentive Plan.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

No.	Description

10.1

Employment Agreement between the Company and Jack Rhian, dated November 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2005 and filed with the SEC on November 14, 2005).

10.2 (i)	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed with the SEC on June 30, 2005).
10.2(ii)	Text of amendment to 2005 Stock Incentive Plan.
10.3	Lease for certain premises located at 36-36 33rd Street, Long Island City, NY, dated August 10, 2005, between the Company and Garden Spires Associates, LP.
10.4	Lease for certain premises located at 36-36 33rd Street, Long Island City, NY, dated October 25, 2005, between the Company and Garden Spires Associates, LP.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of President Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.3	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: November 17, 2005		By:	/s/ Howard M. Siegel
Name: Howard M. Siegel
Title: Chairman of the Board, Chief Executive Officer

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer