Form 10KSB
period 2005-12-31
AMERICAN MEDICAL ALERT CORP
filed 2006-04-03
CIK 700721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

 ☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

 ☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

    For the transition period from ____________ to ____________

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Name of Small Business Issuer in Its Charter)

New York	11-2571221
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

3265 Lawson Boulevard, Oceanside, New York	11572
(Address of Principal Executive Offices)	(Zip Code)

                                   (516) 536-5850
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. _____

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

The issuer's revenues for its most recent fiscal year:  $22,447,642.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 2006, was $44,722,481 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

Aggregate number of shares of Common Stock outstanding as of March 17, 2006: 8,814,549

PART I

Statements contained in this Annual Report on Form 10-KSB include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our contract with the City of New York, costs related to ongoing FCC remediation efforts, our expansion plans and product liability risks. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Overview:

The Company’s primary business is the provision of healthcare communication and monitoring services. These services are provided through two separate reporting segments. The first segment, Health Safety and Monitoring Services (“HSMS”) is comprised of the development and marketing of healthcare solutions and remote patient monitoring systems that include personal emergency response systems (“PERS”), telehealth/health management systems and medication management systems. The second segment, Telephony Based Communication Services (“TBCS”) includes, the provision of telephone answering services primarily to the healthcare community including traditional after hours services as well as newly developed “Daytime Service” applications. The Company also provides a complimentary service under the brand name SafeCom. SafeCom provides security monitoring systems to pharmacies. The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers.

Company History:

Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The PERS business was the entry point for the Company into the healthcare field, permitting the Company to establish a network of customers and strategic alliances which developed as the foundation for the Company's expansion into multiple product lines. The Company's PERS product was recently chosen by McKesson Corporation to launch its remote patient monitoring product offering, to be marketed as McKesson Telehealth Guardian™, a step which the Company believes will permit an expansion of its PERS business through McKesson's distribution network. For the fiscal year ending 2005, HSMS accounted for 65% of the Company’s revenue.

The Company's Diversification into TBCS:

Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community. This diversification program began with the acquisition of the Company's first telephone answering service business in 2000, known as HCI. Since that time the Company has expanded its telephone answering service business through six acquisitions as well as internally generated growth.

Due to the growth of this business, the Company opened a one hundred seat communications center in Long Island City, NY in April 2003. The center is equipped with high-tech telephony and computer equipment and is driven by proprietary software platforms designed specifically for AMAC’s 24 hour emergency monitoring and customer service activities and its TBCS business. The center is built to accommodate significant future growth. As a result of several acquisitions completed in 2005, the Company operated six communication centers servicing the Mid Atlantic and Southern New England region. The Company has added two additional communication centers in the first quarter of 2006 and plans to expand its presence throughout the Northeast Corridor.

Starting in 2004 and continuing throughout 2005, the Company broadened its capabilities to service specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by the expanded TBCS client base. In response to these expressed needs, the Company developed and implemented various specialized healthcare communication solutions that have resulted in the execution of numerous multi year service contracts for the provision of these services. These solutions are creating significant opportunities for long-term revenue enhancement.

The rationale to enter the “TBCS” segment was to diversify the Company's revenue base and to capitalize on the Company's existing network of healthcare providers and strategic partnerships, as well as its know-how in the field. This move also permitted the Company to leverage its call center capacity which now is functioning twenty-four hours a day handling both the traditional PERS and medical answering service functions at night and the day time service offerings to hospitals and other healthcare providers. The Company believes that TBCS will continue to be a significant business segment going forward and intends to pursue and accelerate its acquisition strategy in this area. The TBCS business currently provides an annual run rate of more than $15.0 million in revenue and is the Company’s fastest growing and most profitable segment. For the fiscal year ended December 31, 2005 the segment represented 33% of the Company’s revenue. With its most recent acquisition in March 2006, the Company anticipates that the percentage of revenue represented by the TBCS segment will significantly increase in 2006.

The Company continues to view its two core business segments, HSMS and TBCS, as the main contributors to the Company’s cash flow from operations. However, the Company has also heavily invested in the future potential inherent in the emerging telehealth market.

Telehealth Markets:

In 2001, the Company entered the emerging telehealth market, an industry in its embryonic stage, after consideration of shifting demographics and the opportunity to provide new technologies to assist healthcare professionals in home-based, health management activities. Aging baby boomers with increased life expectancies are anticipated to manifest a large, fragile and chronically ill older population with an expressed preference for accessing healthcare services from home. It is estimated by the year 2010, the prevalence of chronic disease (Diabetes, Congestive Heart Failure, Hypertension, Chronic Obstructive Pulmonary Disease (COPD) and Asthma) will affect an estimated 5.6 million Americans over the age of 65.

With an established presence in the home from its PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Network, Inc. in 2001. The Company’s marked its entrance into the telehealth/disease management monitoring market initially as a provider of the Health Buddy® System. In the fourth quarter of 2003, the Company launched the commercial introduction of a device known as the PERS Buddy®. The PERS Buddy appliance combines the Company’s personal emergency response component with Health Hero’s interactive dialogues which allow patients to report on various conditions to enable daily monitoring and proactive intervention by the healthcare community. Both appliances are designed for patients with chronic conditions such as congestive heart failure, diabetes, asthma and coronary artery disease.

The Company believes the telehealth market will continue to provide opportunity for AMAC’s expansion as full source provider of remote patient monitoring technologies and services based on increasing acceptance by the medical profession, healthcare payors and government reimbursement policies, as well as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces cost. During the fourth quarter of 2005, the Company commenced plans to expand its telehealth offering through the creation of new services that integrate telehealth monitoring technology with comprehensive health management. Further, the Company is developing advanced analytics to foster more successful outcomes when managing key chronic diseases with particular attention to diabetes.

Other Products:

To round out the Company’s portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed under the name Med-Time®. The Company sells its device, which is part of its HSMS segment, to the same customer base utilizing PERS services as well as through web retailers and directly to consumers. In 2005, the Company initiated the development of an enhanced medication management appliance to further augment its portfolio with a med-management appliance with rich monitoring features. The new appliance is expected to be commercialized in 2006.

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, 700 stores are monitored with this technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2006.

The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field. Moreover, based on the Company’s aggressive growth strategy, management believes its TBCS business will become the largest provider of these specialized healthcare communication services.

COMPREHENSIVE BUSINESS DESCRIPTION:

A.	General

American Medical Alert Corporation (“AMAC” or the “Company”) is a corporation incorporated under the laws of the State of New York in 1981. As used herein, the term “AMAC” or “Company” means, unless the context requires otherwise, the Company and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., Safe Com, Inc., North Shore Answering Services, and Answer Connecticut Acquisition Corp.

AMAC is a healthcare communications company, with three reporting segments: (i) healthcare solutions and monitoring systems (“HSMS”) (ii) H-LINK® OnCall Telephony Based Communication Services (“TBCS”), and (iii) Pharmacy Security Monitoring Systems (“Safe Com”). AMAC’s objective is to achieve higher levels of capital efficient profitable growth. To accomplish this, the Company’s management operates its business consistent with certain strategic principles to leverage various healthcare communication and monitoring services through centralized call centers to enhance and diversify the Company’s revenue stream and earning capacity. The Company is committed to attaining leadership positions in its market segments through the incorporation of monitored appliances and systems and the development of innovative call center solutions.

The Company’s financial model is the generation of monthly recurring revenues (MRR). Under this model, each operating division generates a prescribed monthly fee for services and equipment rendered throughout the duration of the service agreement. For the year ended December 31, 2005, approximately 96% of the Company’s revenue was generated from MRR. The remaining 4% was derived from one time installation charges and product sales.

B.	Products and Services

1.	Health and Safety Monitoring Systems

This operating segment focuses on the marketing of health monitoring system and monitoring services to enhance healthcare delivery and provide 24/7 medical emergency communications.

Personal Emergency Response Systems (“PERS”)

Marketed primarily as the VoiceCare® System, PERS is the Company’s core product and service offering. The system consists of a console unit and a wireless transmitter generally worn as a pendant or on the wrist by the subscriber. In the event of an emergency, the client is able to summon immediate assistance via the two-way voice system that connects their home telephone with the Company’s Response Center.

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

Third Party Reimbursed Programs: The Company’s PERS are on the Centers for Medicare and Medicaid (“CMS”) list of approved monitoring devices. Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded home care services programs. AMAC believes that the use of home care as an alternative to institutional care will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products. In 2005, 19% of AMAC’s revenue was derived from contracts with Medicaid reimbursed programs for PERS services. These programs operate under a rental and monitoring agreement under which there is an installation and monthly service fee per subscriber billed to the appropriate agency.

Distributor Network: AMAC has developed a network of Direct Service Providers, (“DSPs”) to establish and manage VoiceCare programs in their local communities. DSPs may be a hospital system, home health care agency, hospice, senior living facility, durable medical equipment vendor or one of several other types of entities that interact with elderly, infirm or disabled individuals.

On December 14, 2005 the Company executed a five year licensing, marketing and distribution agreement with McKesson Corporation to provide Personal Emergency Response Systems (PERS) and 24/7 monitoring services. McKesson, a leading healthcare services and information technology company, intends to offer AMAC's PERS as a part of McKesson Telehealth AdvisorTM, its remote patient monitoring product offering. AMAC's solution will be marketed as McKesson Telehealth GuardianTM. The Company believes the McKesson relationship will provide a significant opportunity for AMAC to increase its PERS market share through the McKesson distribution network.

In 2004, AMAC introduced ProviderLink, a secure PERS management web tool for DSPs to directly access and manage their PERS programs from any internet ready computer. During 2005 the Company recognized certain operational efficiencies as a result of its customers migrating to a paper-light program management tool.

Purchase and Monitoring Program (“PMP”): AMAC’s VoiceCare system is also utilized by assisted living and senior housing facilities to offer additional protection to elderly residents. Facilities operate under a PMP Agreement whereby all necessary equipment is purchased. The facility provides primary monitoring for their residents and some employ AMAC’s ERC to serve as their back-up center. In 2005 the Company concluded it was necessary to upgrade its facility monitoring software which supports senior living facility personnel in managing residential monitoring activities. Enhancements will include new reporting capabilities, detailed identification of PERS signals, and support utilities. The new offering is slated for commercial release in 2006.

Med-Time®
Complementary to the Company’s PERS is the MED-TIME device, an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999. This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums to maintain exclusivity. Thereafter, the agreement converted to an evergreen with annual purchase minimums of 1,500 units. The Company has met all the minimums with PharmaCell to date and continues to maintain exclusivity. MED-TIME helps to ensure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance. MED-TIME is a valuable asset to visually handicapped, medically or mentally challenged patients and as well as patients on complex daily medication regimens. MED-TIME contains a tray with twenty-eight compartments. At preprogrammed times, one to four times a day, the dispenser reminds the client to access and take the medication. The reminder signal for the stand-alone device remains active for the lesser of thirty minutes or until the medication is removed from the device. Compliance with the medication regimen automatically resets the device. Non- adherence to medication regimens leads to 10 to 25 percent of hospital and nursing home admissions each year, and the Company believes there are additional opportunities to support the healthcare community and the family caregiver in addressing this issue. In addition to the Med-Time product, the Company is currently engaged in the development of a next generation med-management appliance enhanced with monitoring features to expand its product offering to address this critical component of patient care.

Med-Time is marketed and distributed through all four of AMAC’s primary channels.

2.	Telephony Based Communication Services ("TBCS")

The Company provides TBCS to physicians, hospitals, homecare, hospice and other healthcare organizations at two communication centers under the brand names H-LINK® OnCall, Live Message America (“LMA”), North Shore ("NSAS") and Answer Connecticut ("ACT"). At 2005 year end, the TBCS segment accounted for 33% of the Company’s gross revenue and is its fastest growing segment.

Services offered by TBCS include message desk services, appointment making, referral services, voice-mail and wireless communications. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop value added customizable services to maximize staffing and increase revenue. In addition to technology, a critical component for successful expansion is a professionally trained call agent staff. The Company has allocated additional resources to enhance contact agent training and staff development to support TBCS’s expansion efforts, new communication technology, and continuous quality control.

Traditionally, the primary focus of TBCS was to manage clinically-urgent and time-sensitive after-hours calls. In addition to the core telephone answering services provided, TBCS has created a footprint for the development of new daytime services to be marketed as H-LINK “Interactive Intelligence Center”. This service provides healthcare organizations with solutions to manage patient/provider interactions that maximize service performance, increase productivity, and enhance quality control with fee schedules that are materially less than existing in-sourced solutions.

The TBCS service line is marketed and distributed to four primary channels: Individual and multiple physician; integrated hospital networks, homecare agencies and healthcare group purchasing organizations.

Over the last twelve months several significant healthcare organizations have executed agreements with the Company to provide daytime solutions and services. TBCS daytime services are geared primarily towards hospitals and managed care organizations. The MRR associated with these contracts significantly exceed the average MRR of traditional answering service clients and is now providing significant increases within this reporting segment. Management believes its daytime services will continue to contribute material increases in revenue and earnings throughout 2006 as the efficacy of these programs become more fully validated and documented.

The Company has completed seven acquisitions to date and now possesses the experience and proven strategy to accelerate the pace and size of its TBCS acquisitions.

3.	Telehealth/Disease Management Monitoring (“TH/DMM”)

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

According to recent statistics, the end-user market to be served by incorporating TH/DMM technology consists of two key population segments: (1) baby boomers that comprise 28% of the total American population (approximately 76 million people) aging at home and requiring increasing amounts of healthcare services; and (2) individuals with chronic diseases. The latest CMS statistics estimate 45% of the American population is affected by one or more chronic disease states and care for these individuals consumes approximately 78% of all healthcare spending in the United States, equating to more than one trillion dollars annually. The Company believes that early entry into the telehealth/disease management monitoring field provides an unparalleled opportunity for growth.

AMAC’s TH/DMM solutions aim to provide a cost-effective daily monitoring to improve health, quality of daily living and reduce overall healthcare costs for a significant portion of the approximately one hundred million individuals afflicted with chronic illness, particularly high-risk Medicare beneficiaries with five or more chronic conditions who accounted for over two-thirds of the program’s $302 billion spending in 2004.

On November 1, 2001, the Company entered into a cooperative licensing, development, services and marketing agreement with Health Hero Network, Inc. (“HHN”). This five (5) year agreement provides the Company with the rights to market commercially available HHN technology and to develop a new, integrated appliance combining the features associated with the PERS product and HHN’s remote patient monitoring technology. In 2005, the Company expanded its agreement for an additional period of three (3) years to 2009, subject to further renewal based upon achievement of sales targets.

Honored with the Frost & Sullivan Award for Product Innovation Excellence the HHN technology platform has two main components. The first is the patient interface, the Health Buddy® appliance, and the second is the management tool, the Health Buddy DesktopTM. The Health Buddy® appliance is a communications device that utilizes an existing telephone line within the client’s home. The Health Buddy® provides clients daily on-screen viewing of their personalized question set (referred to as dialogues) and elicits responses to these dialogues through selection of options highlighted by pressing one of four push buttons. The client not only answers dialogues regarding the symptoms associated with his/her condition, but also is asked questions about their self-care behavior and is provided educational information regarding their condition. The Health Buddy DesktopTM is an integrated web-based system accessible by authorized care managers through a secure Internet browser. This system allows the healthcare provider to efficiently review and manage population level and individual client data. The platform facilitates the collection, analysis, and reporting of client symptomatic, behavioral and educational data utilizing proprietary algorithms and risk stratifying mechanisms.

As the healthcare community continues to embrace disease management and remote patient monitoring as a standard practice in healthcare delivery, the Company’s principal strategy is to expand and develop new relationships with health entities to provide more comprehensive health management services, particularly by developing advanced analytics to better manage the most costly chronic diseases, with particular attention to Diabetes. It is estimated that 18% of Medicare beneficiaries have diabetes and account for a disproportionate 32% of overall Medicare spending. We believe we can achieve further improvements in care and therefore demonstrate significant cost savings to providers with our health management services program.

PERS Buddy®

A key value of the arrangement between HHN and AMAC is AMAC’s right to build and market integrated appliances. The first generation appliance, PERS Buddy® incorporates all of the features of HHN’s disease management platform with the PERS two-way communication capability in one, streamlined unit. In 2005, Jewish Home and Hospital Lifecare Systems (JHH), serving the Bronx and Manhattan, was recognized by the American Association of Homes and Services for the Aging for Leading Edge Care and Services. The award pays tribute to JHH’s Long Term Home Health Care Program for their successful incorporation of technology to reduce hospitalization rates among Congestive Heart Failure (CHF) patients. In 2002, JHH identified that their acute hospitalization rates were higher than state levels; and determined that Congestive Heart Failure (CHF) produced the highest percentage of hospitalization, JHH established best practice guidelines and looked to telemedicine to reduce the numbers.

For a high tech, high touch, low cost solution, JHH selected AMAC’s telehealth offerings for its adaptive and user friendly technology. As a result of incorporating the PERS Buddy and Health Buddy into their long term care services, Jewish Home & Hospital’s CHF hospitalization rates in 2003 were 3.4 percent of all hospitalizations, compared with 5 percent for all New York State long term home health care programs. Through targeted intervention using the AMAC’s technology offering, JHH now provides enhanced patient communication and disease management.

The Company believes this cost-effective, comprehensive solution will be the first in a line of AMAC products which will allow healthcare providers and payors to remain in continuous contact with high-risk patients while enhancing quality of life in a home setting. The Company continues to work with its core provider group to further refine and enhance the services provided. Additional services such as patient enrollment and first-line monitoring support have been offered as a value-added component to clients to promote system utilization.

Resource allocation to support and facilitate this endeavor has been considerable. Nonetheless, the Company believes that the inclusion of telehealth applications and health management services for patient-provider communications is a vital element to the success of the Company’s long-term strategic plan. As disease management monitoring becomes a national focus, as evidenced by the passage of the Medicare Modernization Act and observed emerging healthcare trends, the opportunity to participate in new mainstream healthcare service policies will unfold on a nationwide scale. The return on investment for the Company through participation in disease management monitoring is potentially enormous given national healthcare policy direction.

In 2004, AMAC was chosen by McKesson Corporation to serve as a coalition member to provide the PERS Buddy system in support of their Chronic Care Improvement Program (“CCIP”) award in Mississippi. Under this relationship, AMAC’s participation includes the provisioning of telehealth appliances, PERS and field service to McKesson’s identified patient population. As previously reported by AMAC, McKesson was chosen as one of nine organizations to participate in CCIP. CCIP is an important component of the Medicare Modernization Act and demonstrates a commitment to improving healthcare service delivery and providing cost containment. This program is the first large-scale chronic care improvement initiative under the Medicare FFS program. CMS has selected organizations that will offer self-care guidance and support to chronically ill beneficiaries AMAC began its technology deployment during the fourth quarter of 2005 and anticipates continued deployment through the duration of the three year program.

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

4.	SAFECOM, INC. - Pharmacy -Security Monitoring Systems

SafeCom, Inc. offers monitoring technology products and safety monitoring to drug stores, 24-hour pharmacies and national and regional retailers. In 2005, SafeCom represented 2% of the Company’s gross revenue. Under the Silent Partner brand, the Company provides safety, environmental and device functionality monitoring systems and services integrating key aspects of audio technology and access control systems. The Silent Partner System functions by transmitting emergency signals to the monitoring center, where trained personnel scan audio from microphones placed in an environment to pinpoint the exact location of duress, monitor and record the event, and dispatch local law enforcement. This solution helps minimize employee risk, reduces loss and assists law enforcement agencies in identification and apprehension. SafeCom device functionality monitoring screens passive signals such as, loss of power to DVR/VCR, tape replacement and non-record status.

5.	Production/Purchasing

The Company outsources the manufacturing and final assembly of its core product lines. Sources are selected through competitive bids, past performance and accessibility to the engineering process. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that, in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative subcontractors as required to fulfill its needs without any material adverse effect to the Company’s operations. With the exception of several proprietary components, which are manufactured to the Company’s specifications, the manufacturing of the Company’s product lines requires the use of generally available electronic components and hardware. Product and technology currently provided by HHN related to the Company's telehealth business are considered a sole source supply arrangement, and the Company could require the use of significant funds and resources in the event HHN did not continue to provide these supplies to the Company. The Company has a long term agreement with HHN, and does not anticipate that HHN will be unable to meet its future supply commitments. In 2004, one of the products the Company resells which is supplied by HHN, the Health Buddy®, was no longer being supplied in significant quantities as HHN has migrated to a new version which became available during the third quarter of 2005.

C.	Communications Centers

As of March 2006 The Company operates eight (8) call centers:

•	Long Island City, New York

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

This site serves as the call center for telephone answering services provided by the Company’s LMA subsidiary and services the Company’s Southern New Jersey and Philadelphia TAS customer base. The Company has recently completed an upgrade of its telephony platform at this site compatible with the Long Island City, New York call center. These upgrades allows for significant additional service capability, provides eventual redundancy and overflow as well as single site operational capability during selected time periods to further realize operational efficiencies.

•	Port Jefferson, New York

This site serves as the call center for telephone answering services provided by the Company’s NSAS subsidiary and services the Company’s Long Island TBCS customer base.

•	Newington, Connecticut

This site serves as the one of the two call centers for telephone answering services provided by the Company’s ACT subsidiary and services the Company’s Connecticut TBCS customer base.

•	Springfield, Massachusetts

This site serves as the one of the two call centers for telephone answering services provided by the Company’s ACT subsidiary and services the Company’s Massachusetts TBCS customer base.

•	Cranston, Rhode Island

This site serves as the call center for telephone answering services provided by the Company’s latest TBCS acquisition, MD OnCall, and services the Company’s Rhode Island TBCS customer base.

•	Rockville, Maryland

This site serves as the call center for telephone answering services provided by the Company’s latest TBCS acquisition, Capitol Medical Bureau, and services the Company’s Maryland TBCS customer base.

•	Oceanside, New York

The corporate office where the communication services were traditionally housed now serves as the back-up center for the Company’s PERS Emergency Response Center and Client Services.

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

With respect to our TBCS business division, we continue to observe increased opportunity with integrated hospital systems and regional home health agencies. Specifically, healthcare organizations are seeking to achieve cost savings by consolidating services through single source vendor relationships. The Company’s advanced telephony, call center infrastructure and specialization in healthcare, uniquely positions the Company to effectively compete for new business.

While the Company generates organic growth in each reporting segment, customer retention is equally important. The Company’s customer service, provider relations and accounts services team focus on account maintenance and business development from existing customers.

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

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2006, the Company plans to continue the enhancement of its disease management monitoring platform and medication management solution. Expenditures for research and development for the years ended December 31, 2005, 2004 and 2003 were $173,790, $151,876 and $181,547, respectively, and are included in selling, general and administrative expenses. In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products and SafeCom, as well as the development of new products and services specifically addressing disease management.

G.	Impact of Government Regulations

The Company derives approximately 19% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services. Conversely, new reimbursement programs such as those described in TH/DMM section could in turn provide significant additional sources of reimbursement from government entitlements. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

The Privacy Rule under the Health Insurance Portability and Accountability Act (“HIPAA”) went into effect in April 2003. These regulations relate to the privacy of patient health information. To comply with the Privacy Rule, the Company executed required Business Associate Agreements with its business partners and vendors, appointed a Privacy Officer, established policies, procedures and training standards, and began to assess its preparedness for the HIPAA Security Standards which went into effect in 2005.

The Company’s PERS and related equipment is subject to approvals under the rules of the Federal Communications Commission (“FCC”)pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). On November 17, 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS and related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the Commission to satisfy this matter. As part of this plan, the Company is in the advanced stages of discussion with the FCC related to the action plan. The Company continues to submit all new product models for approval as required under the rules of the FCC.

H.Competition

In each business segment, AMAC faces competition, both in price and service from national, regional and local service providers of PERS, TH/DMM, TAS and security monitoring systems. Price, quality of services and, in some cases, convenience is generally the primary competitive elements in each segment.

HSMS

The Company’s competition within the HSMS segment includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies. The Company’s market research estimates that approximately 20-30 companies are providers of competitive PERS products; 15-20 companies are providers of TH/DMM and 5-10 companies are providers of medication management systems. We believe PERS competitors serve in aggregate approximately 800,000 individuals under the PERS product line. As of December 31, 2005, AMAC monitored approximately 53,000 subscribers. Because TH/DMM is a new field of healthcare services, clear data of actual number of users is unavailable. Some of the Company’s competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company’s competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers.

We believe the competitive factors when choosing a HSMS provider include the quality of monitoring services, product flexibility and reliability, and customer support. The Company believes it competes favorably with respect to each of these factors. The Company believes it will continue to compete competitively by creating technological enhancements to the core systems that are expected to establish meaningful differentiation from its competitors.

TBCS

The Company believes that it is one of the larger medical-specific telephone answering service providers competing with more than 3,300 call centers across the United States, of which fewer than 10 percent are medical-only. The Company considers its scope of services more diverse than those of traditional sole proprietorships that make up the greatest portion of the competitive landscape. While many TBCS organizations compete for after-hours business, AMAC is offering new services catering to daytime work for large health systems and believes this application is scalable nationwide.

SafeCom

The SafeCom business is a unique application focused on a niche segment within the security applications industry. Competitors in the security industry include international, national, regional and local providers of residential and commercial security applications, central station monitoring companies and independent electronic security manufacturers. The security industry is highly competitive and represents approximately $19-23 billion dollar in total revenue. It is not the Company’s intention to compete in the traditional security monitoring space; rather, the Company is establishing alternative uses for its PERS monitoring system. The application utilized by SafeCom is healthcare based and is another method of leveraging the core system. We believe this strategy will allow AMAC to continue to effectively compete and profit from this segment and build market share.

I.	Employees

As of March 17, 2006, the Company employed 389 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

J.	Risk Factors

Risks associated with our business

Our businesses may be adversely impacted by government regulations.

We derive approximately 19% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

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

The Company’s PERS and related equipment are subject to approvals under the rules of the Federal Communications Commission. On November 17, 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS related equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. Although this issue poses no safety or functionality risk to subscribers, the Company is in the process of establishing a corrective action plan with the FCC to satisfy this matter. As part of this plan, the Company is in the advanced stages of discussion with the FCC related to the action plan. At this time, the Company believes a payment of $75,000 associated with this matter will be required. At December 31, 2005, the Company has accrued such amount. In addition, the Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. The Company anticipates incurring a total charge to complete the upgrade program in the range of $1,000,000 to $1,300,000. To date the Company has recorded approximately $925,000 of charges relating to this matter. If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

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

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006. During the years ended December 31, 2005 and 2004, the Company's revenues from this contract represented 12% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals ("RFP") was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York's Human Resources Administration ("HRA") that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP "in the best interest of the City of New York." The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of March 17, 2006, a new RFP has not been issued.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions). While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to June 2006, the Company does not maintain this contract, approximately 10% of the Company's revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

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

As of March 17, 2006, an aggregate of 1,461,179 of the outstanding shares of our common stock are “restricted securities” as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule’s existing volume and other limitations. Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144’s existing volume or other limitations after two years. In general, an “affiliate” is a person that directly; or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with us. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,254,997 shares are issuable pursuant to currently exercisable options, and 104,750 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock

Item 2.     DESCRIPTION OF PROPERTIES

The Company’s executive offices and backup ERC are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, CEO and President of the Company, who owns this facility. In February 1998, the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the “1995 Lease”). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the “1997 Lease”) for an additional 2,200 square feet of office space located in an adjacent building, located at 3255 Lawson Boulevard, Oceanside, New York, owned by Add on Properties, LLC, which is owned by Mr. Siegel. The 1997 Lease called for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease. In October 2004, the Company terminated its lease with Add on Properties, LLC and at that time the Company was released from all further obligations.

During 2005, the Company entered into two operating lease agreements for additional space in Long Island City, New York for approximately 10,000 and 5,000 square feet, respectively with an unaffiliated third party with the intention of further consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. The leases expire in March 2018, call for minimal annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the term of the agreements. The Company is also responsible for the reimbursement of real estate taxes. The Company and the building are eligible for significant Relocation and Employment Assistance Program (“REAP”) credits and other tax incentive and cost savings benefits.

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

The Company houses its Engineering, Research and Development, Quality Control and Testing departments in a 5,400 square foot facility located in Mt. Laurel, New Jersey. The Company occupies this space pursuant to a lease with an unaffiliated party. In January 2001, the Company renewed its lease, which expired in December 2000, for an additional three years at a current base annual rent of $43,200 plus charges for certain operating expenses. In 2003, the Company renewed its lease, which expired on December 31, 2003, for an additional one year under the same terms and conditions. In 2004, the Company amended its lease, which expired on December 31, 2004, for an additional one year at a rate of $4,275 per month. For 2006, the Company is on a month to month arrangement at a rate of $4,775 per month.

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

The Company maintains a marketing and administrative office in Tinley Park, Illinois. The Company leases approximately 1,700 square feet of space from an unaffiliated party pursuant to a five-year lease, which expired on April 30, 2005. In May 2005, the Company renewed its lease for an additional three years. The renewed lease provides for an annual rent of $16,673 during the first year of the term, $17,173 during the second year of the term and $17,688 during the third year of the term.

The Company maintains a marketing and administrative office in Parker, Colorado. The Company leases approximately 1,275 square feet of space from an unaffiliated party pursuant to a five-year lease, which expires on March 31, 2005. The lease provides for an annual rent of $9,564 during the first year of the term, $10,200 during the second year of the term, $10,836 during the third year of the term, $11,472 during the fourth year of the term, $12,108 during the fifth year of the term. The Company is currently on a month to month arrangement for $1,009 per month.

The Company maintains a marketing and administrative office in Redondo Beach, California. The Company leases approximately 900 square feet of space from an unaffiliated party pursuant to a month to month lease. The lease provides for monthly rents of $1,776.

The Company maintains a telephony based call center in Audubon, New Jersey.  The Company leases approximately 2,000 square feet of space from an unaffiliated party pursuant to a lease which expires on December 31, 2006.  The lease calls for minimum annual rentals of $29,460 throughout the term of the lease.

The Company maintains a telephony based call center in Port Jefferson, New York.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a five-year lease, which expires on September 30, 2010.  The lease calls for minimum annual rentals of $78,000 subject to annual increases of 3%.

The Company maintains a telephony based call center in Newington, Connecticut.  The Company leases approximately 3,000 square feet of space from an unaffiliated party pursuant to a four-year lease, which expires on December 31, 2009.  The lease calls for minimum annual rentals of $48,000 throughout the term of the lease.

The Company maintains a telephony based call center in Springfield, Massachusetts.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a lease which expires on July 31, 2007.  The lease calls for minimum rentals of $800 per month throughout the term of the lease.

The Company maintains a telephony based call center in Cranston, Rhode Island.  The Company leases approximately 2,000 square feet of space through two separate agreements from an unaffiliated party pursuant to leases which expire on September 30, 2006 and a month to month arrangement, respectively.  The leases call for an aggregate minimum rental of $3,820 per month.

The Company maintains a telephony based call center in Rockville, Maryland.  The Company leases approximately 2,500 square feet of space from an unaffiliated party pursuant to a lease which expires on December 31, 2006.  The lease calls for minimum annual rentals of $31,800.

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

	High	Low

2004 First Quarter	$4.70	$3.37
Second Quarter	5.13	4.00
Third Quarter	4.82	3.92
Fourth Quarter	5.22	3.99

2005 First Quarter	$7.25	4.90
Second Quarter	6.95	5.95
Third Quarter	7.87	5.96
Fourth Quarter	7.13	5.48

As of March 17, 2006, there were 318 record holders of the Com-pany's Common Stock.

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2005 and 2004 and does not anticipate paying dividends in the fore-seeable future.

 Recent Sales of Unregistered Securities

On February 21, 2006, the Company issued 2,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $9,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development and marketing of healthcare solutions and monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems and medication management systems; (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”); (3) pharmacy security monitoring systems. The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to approximately 3,000 beneficiaries. Today, that program has more than doubled to over 6,000 units on line and continues to expand throughout the west coast. In 2005, the Company's PERS product was selected by McKesson Corporation as its solution to launch a remote patient monitoring product offering, to be marketed as McKesson Telehealth Guardian™, a step which the Company believes will permit further expansion of its PERS business through McKesson's distribution network.

In 2001, the Company entered the emerging telehealth market, an industry in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. Management believes the provision of health monitoring technologies and services is a natural extension to its safety monitoring offering.

With an established presence in the home from its PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Network, Inc. in 2001. The Company’s marked its entrance into the telehealth/disease management monitoring market initially as a provider of the Health Buddy® System. In the fourth quarter of 2003, the Company launched the commercial introduction of a device known as the PERS Buddy®.

The Company believes the telehealth market will continue to provide opportunity for AMAC’s expansion as a full source provider of remote patient monitoring technologies and services based on increasing acceptance as further clinical and econometric studies concluding that telehealth is both clinically effective and reduces cost. During the fourth quarter of 2005, the Company commenced plans to expand its telehealth offering through the creation of new services that integrate telehealth monitoring technology with comprehensive health management.

Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community.

The Company diversified its products/service mix to include telephony based communication services (“TBCS”) for professionals in the healthcare community. The rationale to enter this segment had several components. These include targeting existing customer relationships, leveraging existing infrastructure capability, and establishing an additional significant revenue source. The Company entry into the TBCS market was accomplished initially through acquisition and later through internally generated sales growth coupled with acquisitions. The TBCS segment accounted for 33% of the Company’s revenues in 2005. The Company believes that TBCS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area.

The Company has since further expanded its communication infrastructure and capacity and now operates a total of six communication centers in Long Island City, and Port Jefferson in New York, New Jersey, Maryland, Connecticut, Massachusetts and Rhode Island.

The Company believes it has identified other communication needs as expressed by the expanded TBCS client base. In response to these expressed needs, the Company has developed specialized healthcare communication solutions. These solutions are creating additional opportunities for long-term revenue enhancement. The Company has broadened its service offerings and is in the process of significantly expanding the TBCS reporting segment.

The Company continues to view its two core business segments, HSMS and TBCS, as the main contributors to the Company’s cash flow from operations.

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, approximately 700 stores are monitored with this technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2005.

The Company believes that the overall mix of cash flow generating businesses from PERS and TBCS, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

 Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2005, 2004 and 2003.

In thousands (000’s)	Year Ended Dec 31,
	2005	%	2004	%	2003	%
Revenues
HSMS	14,510	65%	13,266	69%	12,520	76%
TBCS	7,470	33%	5,487	29%	3,732	22%
SafeCom	468	2%	375	2%	316	2%

Total Revenues	22,448	100%	19,128	100%	16,568	100%

Cost of Service & Goods Sold
HSMS	6,617	46%	6,737	51%	5,734	46%
TBCS	3,991	53%	2,827	52%	1,885	51%
SafeCom	264	56%	209	56%	215	68%

Total Cost of Services & Goods Sold	10,872	48%	9,773	51%	7,834	47%

Gross Profit
HSMS	7, 893	54%	6,529	49%	6,784	54%
TBCS	3,479	47%	2,660	48%	1,847	49%
SafeCom	204	44%	166	44%	101	32%

Total Gross Profit	11,576	52%	9,355	49%	8,734	53%

Selling, General & Administrative	10,198	45%	8,845	46%	8,017	48%
Interest Expense	53	0%	58	0%	77	0%
Other Income	(473)	(2)%	(357)	(2)%	(505)	(3)%

Income before Income Taxes	1,798	8%	809	4%	1,145	7%

Provision for Income Taxes	866		348		574

Net Income	932		461		571

Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has three distinct operating business segments, which are HSMS, TBCS and Safe Com.  The HSMS and TBCS are the two significant segments which generate and produce approximately 98% of the Company’s revenue and net income, while Safe Com has a minimal impact on these areas; therefore, the operations of Safe Com are not further analyzed below.

 Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $1,244,000, or 9%, for the year ended December 31, 2005 as compared to the same period in 2004.  The increase is primarily attributed to:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (“PERS”) were placed online from December 2003 through the first quarter of 2004. This account, which now has grown to approximately 6,000 PERS online, has resulted in approximately $400,000 more revenue in 2005 as compared to 2004. The Company anticipates that the growth in this account will continue through 2006.

▪
In 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,000 subscribers and accounted for an approximate $105,000 increase in revenue during 2005 as compared to the prior year.

▪
In January 2005 the Company acquired the subscriber base of a company which was providing PERS services. The acquisition of this subscriber base resulted in approximately $125,000 of revenue for the year.

The remaining increase in revenue is from the execution of other new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TBCS

The increase in revenues of approximately $1,983,000, or 36%, for the year ended December 31, 2005 as compared to 2004 was primarily due to the following:

▪
The Company experienced revenue growth within its existing telephone answering service businesses of approximately $1,035,000, as compared to 2004. This growth is due to the execution of new agreements with healthcare and hospital organizations as a result of new daytime communication service offerings, as well as increases in the physician base. The Company has experienced strong growth and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations, as evidenced by its latest agreement with a hospital organization in which the providing of daytime services commenced in January of 2006, and to physicians through its marketing strategies.

▪
During 2005, the Company purchased the assets of a three separate telephone answering service businesses which resulted in additional revenue for 2005 of approximately $945,000. The acquisitions were as follows:

o	In May 2005, the Company purchased the assets Long Island Message Center, Inc. (“LIMC”). As a result of this acquisition, the Company realized approximately $275,000 of revenue in 2005.
o
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $500,000 of revenue in 2005. The Company believes the acquisition of these two entities will help facilitate its growth within the Long Island/New York geographical area.

o
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $170,000 of revenue in 2005. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

Along with the plan to grow the TBCS segment through its daytime communication service offerings, the Company intends to continue to acquire additional TBCS businesses in 2006. In March 2006, the Company executed its latest TBCS acquisition.

Cost Related To Services and Goods Sold:

  HSMS

Costs related to services and goods sold decreased by approximately $120,000 for the year ended December 31, 2005 as compared to the same period in 2004, a decrease of 2%, primarily due to the following:

▪
The Company recorded approximately $145,000 less expense relating to the upgrade of certain versions of its PERS and related equipment, as compared to the same period in 2004. In November 2004, the Company received an inquiry from the Federal Communications Commission ("FCC"). In response to that inquiry the Company determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. As a result, in 2004, the Company recognized approximately $445,000 of expenses in connection with this matter, including the recording of a charge of $375,000 representing the estimated cost to upgrade certain versions of its PERS equipment to meet applicable FCC standards. During 2005, the Company incurred costs of approximately $300,000 in connection with this matter, a significant portion of which were incurred as a result of the Company's decision to accelerate the remediation of certain effected PERS units.

▪
The above decrease was offset to some degree by an increase during 2005 in costs incurred for general repairs and upgrades. During 2005, in connection with a decision not to manufacture additional telehealth devices, the Company concentrated its efforts on repairing and upgrading existing PERS units that had been returned from the field.

  TBCS:

Costs related to services and goods sold increased by approximately $1,164,000 for the year ended December 31, 2005 as compared to 2004, an increase of 41%, primarily due to the following:

▪
With the continued increase in business in its existing telephone answering services, specifically in its new daytime answering service offerings, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City location, especially in the second half of 2005. As a result of the Company executing an agreement with a hospital organization in the second half of 2005, the Company hired the appropriate personnel to be prepared to properly service this organization with its daytime answering service offerings which commenced in January 2006. In addition, the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $605,000 of increased costs as compared to the same period in 2004. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

▪
During 2005, as discussed above, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional costs related to sales for 2005 of approximately $415,000. The costs related to the acquisitions were as follows: LIMC - $140,000; NSAS - $210,000 and ACT - $65,000.

The Company is currently evaluating each of its operations to determine if cost efficiencies can be obtained without negatively impacting service to its customer base.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $1,353,000 for the year ended December 31, 2005 as compared to the same period in 2004, an increase of 15%.  The increase is primarily attributable to the following:

▪
The Company’s legal expenses increased by approximately $240,000 as compared to the same period in the prior year. In addition to increased costs for general corporate matters, the Company incurred approximately $55,000 of legal expense with respect to working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for certain PERS units which did not meet applicable FCC standards. The Company also incurred approximately $60,000 of legal expenses related to negotiations and the execution of an amendment to a supplier agreement.

▪
Marketing expenses increased by approximately $185,000 due to the Company hiring additional sales personnel to assist in the marketing of its PERS and health management offerings. In addition, increased commissions were paid to in-house sales personnel, which are directly related to increased revenues in 2005. As the Company looks to expand its marketing capabilities for its HSMS products, it anticipates the hiring of additional sales personnel in 2006.

▪
During 2004, in conjunction with the Company’s increased daytime answering service offerings and revenue growth in the TBCS area, the Company established a separate division for personnel to train operators on an ongoing basis. This additional personnel resulted in an increase of expense of approximately $215,000 in 2005 as compared to the prior year. The Company believes it has fully established this department and believes it is contributing significantly to the economic leveraging of its operational infrastructure.

▪
In connection with the HCI acquisition, the Company issued two warrants to purchase shares of the Company’s common stock.  Each warrant contained a “Put Option” giving the holder the option, under certain circumstances, to redeem the warrants at specified prices per share, less the warrant exercise price of $2 per share.  Since inception, the Company was recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company’s common stock.  For the year ended December 31, 2004, the Company recorded a reduction of the liability of $190,000 for the one remaining warrant while during the year ended December 31, 2005, the Company had recorded a reduction of $10,000, the amount remaining on the books at December 31, 2004.

▪
The Company incurred approximately $300,000 of selling, general and administrative expenses as a result of the acquisition of three telephone answering service businesses during 2005. The largest expenses relate to salaries, including related payroll taxes, and amortization relating to customer lists and non-compete agreements.

▪
In connection with the FCC matter discussed above, during 2005 the Company recorded an accrual of $75,000 for a voluntary contribution that the Company expects to make in conjunction with resolving this matter.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as bad debt expense and depreciation, which were offset by a reduction in amortization expense.

Interest Expense:

Interest expense decreased by approximately $6,000 for the year ended December 31, 2005 as compared to 2004, a decrease of 10%. The decrease was primarily due to the Company continuing to pay down its term loan as well as fully satisfying certain of its previously executed capital leases. This was partially offset by rising interest rates during 2005 and the Company increasing its term loan in December 2005 by $2,550,000 for the purpose of financing its acquisition of ACT.

Other Income:

Other income for the year ended December 31, 2005 and 2004 was approximately $473,000 and $357,000, respectively, including Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $392,000 and $312,000, respectively.  In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.  The Company believes employee levels will remain sufficient to recognize approximately $400,000 per annum.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2005 was approximately $1,798,000 as compared to $809,000 for the year ended December 31, 2004. The increase of $989,000 in 2005 primarily resulted from an increase in the Company's service revenues partially offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

 Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $746,000, or 6%, for the year ended December 31, 2004 as compared to the same period in 2003.  The increase is primarily attributed to:

▪        In November 2003, the Company entered into an agreement whereby over 3,000 Personal Emergency Response Systems (PERS) were placed online from December 2003 through the first quarter of 2004.  The Company continues to service this account which now has grown to approximately 4,000 PERS online and has generated approximately $750,000 of revenue for the year ended December 31, 2004. The Company anticipates that this account will continue to grow in 2005.
▪        The Company has increased its sales with respect to its telehealth monitoring systems.  In late 2003, the Company began to market its telehealth monitoring systems and has increased its customer base along with its revenue, which has increased by approximately $70,000 as compared to the same period in 2003.  The Company is continuing to evaluate further additions to its telehealth monitoring system and is aggressively marketing its product to continue to grow its customer base and revenues.

    TBCS

The increase in revenues of approximately $1,755,000, or 47%, for the year ended December 31, 2004 as compared to the same period in 2003 was primarily due to the following:

▪        On June 30, 2003, the Company purchased the assets of a telephone answering service business, LMA, located in Audubon, New Jersey.  For the year ended December 31, 2004 the Company generated approximately $1,450,000, while in the same period for 2003 the Company recorded approximately $730,000 in revenue.  Since the acquisition, LMA has had minimal revenue growth primarily due to the Company focusing on installing a new and upgraded telephony system as well as consolidating the April 2004 acquired answering service into this location.  The Company has substantially completed these items and believes that the business will start to grow its revenues.
▪        On April 12, 2004, the Company purchased the assets of another telephone answering service business, alphaCONNECT, Inc., located in Voorhees, New Jersey.  In 2004, the Company has generated approximately $435,000 of revenues since the time of acquisition.  The Company has now consolidated this operation into the Audubon, New Jersey facility.
▪        The Company has experienced growth within its existing telephone answering service business which was purchased in November 2000.  Revenues increased from this internal growth by approximately $575,000 as compared to the same period in 2003.  This growth is primarily due to the execution of new agreements with healthcare and hospital organizations.  The Company has experienced growth in each of the years since it purchased this answering service in 2000 and anticipates that it will continue to grow this business with further expansion into the healthcare and hospital organizations and to physicians through its marketing strategies.

Cost Related To Services and Goods Sold:

  HSMS

Costs related to services and goods increased by approximately $1,002,000 for the year ended December 31, 2004 as compared to the same period in 2003, an increase of 17%, primarily due to the following:

▪
In November 2004, the Company received an inquiry from the Federal Communications Commission (“FCC”). In response to that inquiry the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. As a result, the Company recorded a charge of $445,000 for the testing and upgrade of certain versions of its PERS equipment to meet FCC applicable standards. The Company is currently working with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment.

▪
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

▪
In 2004, the Company recorded a write down of its PERS Buddy component parts inventory in the amount of approximately $230,000. In the second half of 2004, the Company purchased various inventory components with the intention of building additional PERS Buddy units. It was subsequently determined, due to technological advances, the Company would invest future resources in a new version of the product with greater functionality, currently under development with a technology provider. As a result, the Company evaluated its components inventory parts and reserved an amount related to those items not to be utilized.

▪
Depreciation has increased by approximately $145,000 as compared to the same period in 2003, due to the Company placing additional PERS and enhanced PERS in service and occupying its new call center facility in April of 2003.  As the Company continues to grow its customer base, the Company is purchasing additional PERS and enhanced PERS systems which are being depreciated over their useful lives. During 2004 and 2003, the Company purchased approximately $2,000,000 and $1,400,000, respectively of PERS and enhanced PERS systems.  Upon occupying its new facility, depreciation commenced on the cost associated with the build-out of the new facility which was approximately $1,100,000. As of December 31, 2004 and 2003, the Company recorded depreciation of approximately $1,922,000 and $1,777,000, respectively, charged to Cost of Services and Goods Sold.

  TBCS:

Costs related to services and goods increased by approximately $942,000 for the year ended December 31, 2004 as compared to the same period in 2003, an increase of 50%, primarily due to the following:

▪        With the acquisitions of the telephone answering service businesses, LMA and alphaCONNECT, in June 2003 and April 2004, respectively, the Company’s costs, consisting primarily of payroll and payroll related expenses, increased by approximately $530,000.  This is due to the Company recording a full years expense related to LMA and nine months of alphConnect expense in 2004 as opposed to only six months of LMA expense in 2003.  In the third quarter of 2004, the Company consolidated its two acquisitions into one location and the Company believes this will realize efficiencies, without negatively impacting service, which will result in decreased costs and increased margins.
▪        With the increase in business in its existing telephone answering service and the Company’s continued focus on a higher level of service to its customers, the Company hired additional telephone answering service supervisors and operators in its Long Island City location.  These personnel additions along with general pay rate increases has accounted for approximately $320,000 of increased costs as compared to the same period in 2003.  As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $828,000 for the year ended December 31, 2004 as compared to the same period in 2003, an increase of 10%.  The increase is primarily attributable to the following:

▪        The acquisitions of LMA and alphaCONNECT, Inc. in 2003 and 2004, respectively, resulted in the Company incurring approximately $800,000 of administrative costs for the year ended December 31, 2004, as compared to $310,000 in the same period in 2003.  The most significant expenses in 2004 are payroll and related benefits of approximately $375,000 and amortization expense of $172,000 in 2004.  Amortization relates to non-compete agreements and customer lists, which are being amortized over a five year period.
▪        Amortization expense, excluding LMA and alphaCONNECT, Inc., in 2004 increased by approximately $155,000, as compared to the same period in 2003, primarily as a result of the Company commencing amortization of its costs associated with its cooperative licensing agreement with HHN, as certain milestones were met, in July 2003.  Amortization will continue on this cooperative licensing agreement with HHN through November 2006, the end of the initial term of the agreement.
▪
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

These increases in the selling, general and administrative expenses were partially offset by:

▪
In connection with the HCI acquisition, the Company issued two warrants to purchase 133,333.33 and 105,000 shares, respectively, of the Company’s common stock.  Each warrant contained a “Put Option” giving the holder the option, only during a specific period, to require the Company, under certain circumstances, to redeem the warrants at specified prices of $5 and $6 per share (the “Put price”), respectively, less the warrant exercise price of $2 per share.  In lieu of honoring the Put Option, the Company has the right to request the exercise of the warrant, and in that case, upon such exercise, paying the holder only the difference between the Put Price and the market price of the common stock at the time of such exercise.  In November 2003, the holder exercised the Put Option on the first warrant (133,333.33 shares) and the Company enforced its right to request the holder to exercise the warrant such that the Company only paid to the holder the difference between the Put Price and the market price of the common stock at the time of such exercise.  Since inception, the Company has been recording a liability for the Put Option and adjusting it based on valuations that take into account, among other things, the current market value of the Company’s common stock.  For the year ended December 31, 2004, the Company recorded a reduction of the liability and corresponding charge to income of $190,000 for the one remaining warrant while during the year ended December 31, 2003, the Company had recorded a reduction of the liability and corresponding charge to income of $29,333. The Company is released from its obligation under the Put Option if the Company's stock trades above the Put Price of each respective warrant for a period of 10 consecutive trading days. In March 2005, the Company's stock traded above the put price of $6.00 for a period of 10 consecutive trading days releasing the Company of it obligation under the put component of the second warrant.

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

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2004 was approximately $809,000 as compared to $1,145,000 for the same period in 2003. The decrease of $336,000 for the year ended December 31, 2004 primarily resulted from an increase in the Company's costs related to services and selling, general and administrative costs offset by an increase in the Company’s service revenues.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and notes hereto.

Liquidity and Capital Resources:

As of December 31, 2005, the Company had a credit facility of $4,500,000, which included a term loan of $3,000,000 and a revolving credit line that permitted maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.

The term loan is payable in equal monthly principal payments of $50,000 over five years while the revolving credit line is available through May 2008. The outstanding balance on the term loan at December 31, 2005 was $3,000,000 and there were no amounts outstanding on the revolving credit line at December 31, 2005. In March 2006, the Company obtained an additional $2,500,000 term loan, the proceeds of which were utilized to finance the acquisition of MD OnCall and Capitol Medical Bureau. This term loan will be repaid over five years in equal monthly principal payments of $41,667.

At December 31, 2005, the Company was in compliance with its loan covenants.

The following table is a summary of contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$3,046,207	$616,811	$1,829,396	$600,000
Capital Leases (b)		$24,082	$24,082
Operating Leases (c)		$9,825,163	$795,153	$2,528,063	$1,485,581	$5,016,366
Total Contractual Obligations		$12,895,452	$1,436,046	$4,357,459	$2,085,581	$5,016,366

(a)	– Debt includes the Company’s term loan of $3,000,000 which matures on December 10, 2010, as well as loans associated with the purchase of automobiles.

(b)
– Capital lease obligations relate to the purchase of the Company’s new Customer Service/Emergency Response software and the purchase of telephone answering service equipment.  Both of these capital leases mature in the first quarter of 2006.

(c)
 – Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company’s call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chief Executive Officer and principal shareholder pursuant to a lease which expires in September 2007. The Company leased a second building from the Chief Executive Officer and principal shareholder until October 2004, at which time the Company was released from its obligation. The lease obligations include two recently executed leases which will commence rent payments upon the Landlord delivering possession of the premises. It is estimated that rent will commence in May and June 2006, respectively.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $4.2 million for the year ended December 31, 2005 as compared to approximately $4.0 million for the same period in 2004. During 2005, increases in cash provided by operating activities, primarily the result of an increase in earnings of approximately $0.5 million and a decrease in inventory of $0.5 million were offset by an increase in trade receivables of approximately $0.8 million. The decrease in inventory is primarily related to the use of inventory components throughout 2005 which were purchased in the fourth quarter of 2004. The increase in trade receivables is due to several reasons. First, the Company consummated three acquisitions which resulted in approximately $0.3 million of increased receivables through the normal course of business. Second, with the Company expanding its daytime service offerings to homecare and hospital organizations, the number of days receivables remaining outstanding has increased as these organizations typically process invoices slower than the physician based customer who receives the traditional answering service offering. This accounts for approximately $0.3 million of the increased receivable. Third, the Company has also experienced a slow down in collections within the HSMS segment, primarily as a result of system updates made by certain customers which have impacted the Company’s billing and collection process. This has accounted for approximately $0.2 million of the increase in receivables. The Company continues to update its systems and processes accordingly in an attempt to collect these amounts on a more timely basis.

Net cash used in investing activities for the year ended December 31, 2005 was approximately $8.8 million as compared to $3.6 million in the same period in 2004. The primary components of net cash used in investing activities in 2005 and 2004 were capital expenditures and the acquisition of telephone answering service businesses. Capital expenditures for 2005 and 2004 were approximately $3.0 and $2.6 million, respectively, and acquisitions of telephone answering service businesses were approximately $5.0 and $0.6 million, respectively. Additionally, during 2005, the Company expended approximately $0.7 million for various deposits on equipment and support. Capital expenditures for 2005 primarily relate to the continued production and purchase of the traditional PERS system. In 2004, capital expenditures primarily related to the production and purchase of its traditional PERS and telehealth disease management systems and the enhancement of the Company’s telephony equipment.

Cash flows provided by financing activities for the year ended December 31, 2005 were approximately $4.0 million compared to $0.6 million for the same period in 2004. The primary components of cash flow provided by financing activities in 2005 were proceeds received from additional borrowings and the exercise of stock options and warrants. The proceeds from the borrowing were approximately $3.0 million and were primarily used for the acquisition of a telephone answering service. The proceeds from the exercise of both stock options and warrants were approximately $1.9 million in 2005. The primary components of cash flow provided by financing activities in 2004 were proceeds received from the exercise of stock options and warrants in the amount of $1.0 million. The primary components of cash used in financing activities during 2005 and 2004 were the repayment of debt of approximately $0.8 and $0.4 million, respectively.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.0 - $3.5 million for the production and purchase of the traditional PERS and telehealth systems and enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand.  In addition, the Company anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product and Med-Time dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.5 - $0.7 million over the next twelve to eighteen months. In addition, assuming the upgrade program which the Company is working with the FCC to finalize is to run substantially parallel with the normal recycling of the Company’s PERS equipment, the Company anticipates expending $0.3 million relating to the FCC matter over the next twelve months.

As of December 31, 2005 the Company had approximately $2.6 million in cash and the Company’s working capital was approximately $3.8 million.  Giving effect to the March 2006 acquisition and the March 2006 term loan, the Company had approximately $1.6 million in cash as of March 17, 2006. The Company believes that with its present cash and with operations of the business generating positive cash flow, this will enable it to meet its cash, working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at December 31, 2005.

Off-Balance Sheet Arrangements:

As of December 31, 2005, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On March 10, 2006, the Company acquired substantially all of the assets of MD On Call, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company, providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,430,643 and consisted of an initial cash payment of $2,744,515, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings are met.

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and $617,785 to be paid to the Seller within twelve months from the date of the executed agreement. The Company also recorded professional fees of approximately $32,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings are met as of December 31, 2006, 2007 and 2008.

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service (“NSAS”), a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $2,719,461 and consisted of an initial cash payment of $2,175,569 and $543,892 to be paid twelve months from the date of the executed agreement. The Company also recorded professional fees of approximately $82,000.

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc., a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and $79,542 to be paid nine months from the date of the executed agreement. The Company also recorded finder and professional fees of approximately $46,000.

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively.  The Company also paid professional fees of $76,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. The first measurement date for this potential additional purchase price consideration was April, 2005 and no additional consideration was required. The final measurement date is April 1, 2006. The Company does not believe that any additional purchase price consideration will be required at that time.

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. (“LMA”), a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $93,902.  A potential existed for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings are met as of June 30, 2005; such thresholds were not met.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. The leases expire in March 2018, call for minimal annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the term of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its HCI TBCS and PERS ERC/ Customer Service facilities.  The centralization of the ERC, Customer Service and H-LINK® OnCall operations has provided certain operating efficiencies and allowed for continued growth of the H-LINK and PERS divisions.  The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company.  The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology. Pursuant to the HHN Agreement, the Company was the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company’s traditional safety monitoring features with HHN’s internet based disease management monitoring technology. The HHN Agreement, which had a minimum five-year term (“initial term”), and provided for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product, was amended on June 30, 2005. The amendment includes an extension of the initial term for an additional three years, and converted the exclusive license to a non-exclusive one. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, which has been paid in full, was being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement. With this extension of the initial term, the Company is amortizing the remaining value of the licensing component as of June 30, 2005 over the revised initial term of the Agreement. Additionally, if certain acceptance criteria were met, the Company would have been required to purchase a minimum of 1,500 devices over the term of the Agreement at an estimated aggregate cost of $450,000. Such criteria were not met; therefore, the Company is not obligated to purchase a minimum of 1,500 devices.

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006. During the years ended December 31, 2005, 2004 and 2003, the Company’s revenue from this contract represented 12%, 15% and 18%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of March 17, 2006, a new RFP has not been issued.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to June 2006, the Company does not maintain this contract, approximately 10% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of December 31, 2005 and 2004, accounts receivable from the contract represented 11% and 18%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 17% and 18%, respectively, of medical devices.

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

The Company is currently negotiating with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment and the amount of a payment to the FCC. At this time, the Company believes a voluntary payment of $75,000 associated with this matter will be required. At December 31, 2005, the Company has accrued such amount. In addition, the Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption, the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

Through December 31, 2005, the Company has expensed approximately $910,000 in connection with this matter, of which approximately $430,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2005. The remaining $480,000 was charged to expense in the fourth quarter of 2004, which primarily related to costs to be incurred in excess of normal repair and refurbishment costs. The Company anticipates the total charge to complete this upgrade program to range from $1,000,000 to $1,300,000. If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

No other single contract or customer represents more than 6% of the Company’s revenue.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2005 of $22,447,642 exceeded the Company’s revenue projections of $21,750,000. The increase in the Company’s revenue was primarily due to the acquisitions consummated in the fourth quarter of 2005. The Company’s revenues would have been in line with projections without the revenues from these acquisitions. The Company’s net income of $935,000 for the year ended December 31, 2005 was lower than the projected net income of $1,050,000 primarily due to the expediting of the exchange of PERS units relating to the FCC inquiry and the building up of TBCS personnel to prepare for a significant TBCS daytime service contract which commenced on January 1, 2006. In an effort to address the FCC inquiry properly, although the Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment, the Company has engaged certain of its personnel to exchange those PERS units which may not be compliant with FCC standards. In the second half of 2005, the Company executed new agreement with a hospital based organization to receive the Company’s daytime service offering. In order to properly handle this business, which commenced in January 2006, it was necessary for the Company to hire the appropriate personnel in 2005. These items resulted in a charge against net income of approximately $110,000 and with the exception of these charges; the Company would have met its net income projections.

Recent Accounting Pronouncements:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or discovers in future periods, errors which require correction.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required, and will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We believe that the adoption of this standard, assuming no additional grants of stock options beyond those outstanding as of December 31, 2005 will not have a material impact on the Company’s financial statements.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

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

            Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $451,000 as of December 31, 2005, which is equal to approximately 9% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $48,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $48,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $6,086,428 at December 31, 2005 and $2,563,864 at December 31, 2004.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Item 7.   FINANCIAL STATEMENTS.

The financial statements required hereby are located on pages F-1 through F-30.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A .  CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company

Howard M. Siegel	72	Chairman of the Board, Chief Executive Officer and Director
Jack Rhian	51	President, Chief Operating Officer and Director
Frederic S. Siegel	36	Senior Vice President - Business Development and Director
Ronald Levin	71	Director
Yacov Shamash, PH.D	56	Director
James F. LaPolla John S.T. Gallagher Richard Rallo	56 74 41	Director Director Chief Financial Officer

Information about Directors

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 72, has been the Company's Chairman of the Board, Chief Executive Officer and a director over the past five years. Mr. Siegel also served as the Company's President prior to July 2004 and Chief Financial Officer prior to September 1996.

JACK RHIAN, 51, has been a director of the Company since October 2002 and has been the Company’s President since July 2004. Mr. Rhian also currently serves as the Chief Operating Officer, and was Executive Vice President from August 2002 and prior to becoming the President. He joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Nassau Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services. Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 36, has been a director of the Company since September 1998, is the Company’s Senior Vice President - Business Development and prior to that served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 56, has been a director of the Company since being appointed in September 2000. Since 1982, Mr. LaPolla has been the President and Chief Executive Officer of Home Health Management Services, Inc, a 501(c)(3) Non-for-Profit Community based Home Care Program.

RONALD LEVIN, 71, has been a director of the Company since August 2001. He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984. Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen’s Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise. Mr. Levin is currently a licensed stock broker with Investec Ernst & Co. He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 56, has been director of the Company since August 2001. He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of Manchester Technologies, Inc., a hardware and software technology provider, since 2003, and of NetSmart Technologies, a software solutions provider to the healthcare market, since January 2004.

JOHN S.T. GALLAGHER, 74, has been a director of the Company since May 2005. He was recently appointed as the Chief Executive Officer of medical center at Stony Brook. He is also the deputy county executive for health and human services in Nassau County, New York. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore—Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services and a director of Netsmart Technologies, a software solutions provider to the healthcare market.

Non-Director-Significant Officers

RICHARD RALLO, 41, joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

JOHN ROGERS, 59, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

There is no family relationship between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

Audit Committee

The Company’s Board of Directors has a separate audit committee. The Audit Committee currently consists of Mr. LaPolla, Mr. Shamash, Mr. Levin and Mr. Gallagher, each of whom are independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and in Rule 10A-3 of the Securities and Exchange Act of 1934.

The Board of Directors has determined that Mr. Gallagher meets the standard of an "audit committee financial expert," as defined by SEC regulations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Mr. Frederic Siegel failed to timely file a Statement of Changes of Beneficial Ownership on Form 4. The Company is not aware of any other late filings, or failures to file, any other reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005.

Code of Ethics
The Company’s Board adopted a Code of Ethics which applies to all of the Company’s Directors, Executive officers and employees. The Code of Ethics is available to any person without charge upon request to the Company’s Chief Executive Officer at 3265 Lawson Blvd., Oceanside, NY 11572.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer and the three other executive officers who were serving at the end of the fiscal year ended December 31, 2005, each of whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2005, for services rendered in all capacities to the Company and its subsidiaries during the Company's 2003, 2004 and 2005 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Name and		Annual Compensation		Long-Term Compensation
Principal Position	Year	Salary	Bonus	Options(#)

Howard M. Siegel	2005	$330,750	—	—
Chairman of the	2004	$315,000	—	—
Board	2003	$308,000	—	8,500
and Chief Executive
Officer
Jack Rhian	2005	$200,000	—	—
President and Chief	2004	$198,333	—	—
Operating Officer	2003	$178,750	—	5,000

Frederic S. Siegel	2005	$200,000	—	—
Senior Vice President-	2004	$200,000	—	65,530
Business Development	2003	$181,550	—	20,317

Richard Rallo	2005	$145,000	—	25,000
Chief Financial	2004	$145,000	—	5,000
Officer	2003	$134,167	—	43,800

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the Company's 2005 fiscal year to the Named Executive Officers. All such options were granted under the Company's 2005 Stock Incentive Plan, 2000 Stock Option Plan or 1997 Stock Option Plan.

Name	Number of Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Howard M. Siegel	—	—	—	—

Jack Rhian	—	—	—	—

Frederic S. Siegel	—	—	—	—

Richard Rallo	25,000	2.2%	$5.96	12/08/10

Option Exercises in Last Fiscal Year and Year-End Option Value

The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 2005 and the number and value at December 31, 2005 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs	Options/SARs
			at FY-End (#)	at FY-End ($)
	Shares Acquired		Exercisable/	Exercisable/
Name	On Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable

Howard M. Siegel	181,500	$488,881	62,980 / 0	$196,936 / 0

Jack Rhian	--	--	211,853 / 0	$761,546 / 0

Frederic S. Siegel	39,659	$84,702	207,080 / 0	$765,723 / 0

Richard Rallo	--	--	101,926 / 0	$283,949 / 0

Compensation of Directors

The Company does not compensate its Directors who are also employees of the Company for their service as Directors. Non-employee Directors receive cash and stock option compensation for their service as Directors of the Company, as determined on a yearly basis by the Board of Directors. In the fiscal year ended December 31, 2005, each non-employee Director, who also served on either the audit or compensation committee, received $15,000, and all other outside directors receive an annual cash payment of $9,000 payable quarterly in arrears. In addition, for the fiscal year 2005, each non-employee Director received fully vested 5 year stock options to purchase 10,000 shares of the Company’s Common Stock upon election at the annual meeting of shareholders, exercisable at the market price of such Common Stock on the date of grant.

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

On November 11, 2005, the Company entered into an employment agreement (the “Rhian Employment Agreement”) with Jack Rhian, whereby Mr. Rhian will be employed for a period of 5 years beginning on January 1, 2006 as the Company’s President and Chief Operating Officer. Mr. Rhian is currently a director, the President and Chief Operating Officer of the Company. Mr. Rhian will be entitled to receive the following base salary amounts: $240,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $260,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; $280,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008; $300,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; and $300,000 per annum, for the period beginning January 1, 2010 and ending December 31, 2010.

In connection with the Rhian Employment Agreement, on January 20, 2006, the Company entered into a stock purchase agreement with Mr. Rhian (the "Rhian Stock Purchase Agreement"). Pursuant to the Rhian Stock Purchase Agreement, Mr. Rhian was granted 50,000 shares of restricted common stock subject to a repurchase right in favor of the Company. The Company has the right to repurchase the shares for $.01 per share if Mr. Rhian ceases to be employed by the Company. The repurchase right lapses with respect to (i) 10,000 shares on December 31, 2006, (ii) 10,000 shares on December 31, 2007, (iii) 10,000 shares on December 31, 2008, (iv) 10,000 shares on December 31, 2009 and (v) 10,000 shares on December 31, 2010, subject to the condition that Mr. Rhian remains employed by the Company on each such applicable date; provided, however, that in the event of a change in control (as defined in the Rhian Employment Agreement) if the Company or its successor pursuant to such change in control, as applicable, and Mr. Rhian either agree to continue the Rhian Employment Agreement or to enter into a new employment agreement mutually acceptable to the Company or its successor and Mr. Rhian in lieu of the Rhian Employment Agreement, then any such shares which remain unvested, shall vest immediately upon the mutual agreement of the Company or its successor and Mr. Rhian to continue this Agreement or to enter into a new agreement.

In addition, Mr. Rhian will be granted the following bonus compensation stock grants: (i) up to 80,000 shares based on the Company's earnings before deduction of interest and taxes ("EBIT"), as set forth in the Company's audited financial statements for the applicable fiscal year, meeting or exceeding the EBIT performance goals set forth below, and (ii) 2,000 shares of common stock per year, for a total of up to 10,000 shares of common stock over the employment period, based on the Company's total revenues, as set forth in the Company's audited financial statements for the applicable fiscal year, meeting or exceeding an amount equal to at least 115% of the Company's total revenues for the prior fiscal year.

EBIT Targets For 2006 - 2010

EBIT growth over prior fiscal year	# of Shares

15.0 - 17.49%	8,000 shares
17.5 - 19.99%	9,000 shares
20.0 - 22.49%	10,500 shares
22.5 - 24.99%	13,000 shares
25.0% - or more	16,000 shares

In the event that the minimum EBIT growth percentage is not met for a particular fiscal year, Mr. Rhian will have the opportunity to earn back the minimum performance bonus grant for such fiscal year as follows: if the EBIT growth percentage in the subsequent fiscal year combined with the EBIT growth percentage of the prior fiscal year exceeds 30%, then the number of percentage points needed to be added to the prior fiscal year's EBIT growth percentage to equal 15%, shall be deducted from the subsequent fiscal year EBIT growth percentage and added to the prior fiscal year EBIT growth percentage, and Employee shall be granted 8,000 shares of common stock for the prior fiscal year, and an additional number of shares of common stock for the subsequent fiscal year shall be granted determined based on the above formula taking into account the reduced subsequent year EBIT growth percentage.

To the extent shares to be granted pursuant to (i) or (ii) above exceed 50,000, they will only be granted if shareholder approval of such grant is obtained. If such shareholder approval is not obtained prior to the time any such shares are earned by Mr. Rhian, then Mr. Rhian shall not be entitled to and shall not be granted any such shares.

Unless Mr. Rhian is terminated for Cause (as defined in the Rhian Employment Agreement), in the event that the Company does not offer Mr. Rhian to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the Rhian Employment Agreement to begin immediately following the expiration of the Rhian Employment Agreement, Mr. Rhian shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of the Rhian Employment Agreement.

In the event that Mr. Rhian should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the Rhian Employment Agreement after the expiration of such period.

In the event of his death during the term of the Rhian Employment Agreement, Mr. Rhian’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in the Rhian Employment Agreement) and Mr. Rhian’s employment with the Company is terminated within 180 days following such change in control under certain conditions, Mr. Rhian will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under the Rhian Employment Agreement.

The Company and Mr. Frederic Siegel, the Company's Senior Vice President-Business Development, were parties to a two-year Employment Agreement which expired on December 31, 2005, under the terms of which provided for an annual base salary of $200,000 in each fiscal year of the contract. In addition, Mr. Siegel received a 10 year option to purchase 35,000 shares of the Company’s Common Stock, at an exercise price of $4.24 per share, all of which are fully vested. Until a new agreement is finalized, Mr. Siegel is being compensated at the same base salary as he was currently earning.

On January 20, 2006, the Company entered into an employment agreement (the “Rallo Employment Agreement”) with Richard Rallo, whereby Mr. Rallo will be employed for a period of 3 years beginning on January 1, 2006 as the Company’s Chief Financial Officer. Mr. Rallo is currently the Chief Financial Officer of the Company. Mr. Rallo will be entitled to receive the following base salary amounts: $170,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $185,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; and $200,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008. The Employment Agreement is only terminable upon certain specified events constituting cause, and in certain circumstances upon a Change in Control. In addition, Mr. Rallo received a $5,000 cash bonus in connection with the execution of the Rallo Employment Agreement.

In connection with the Rallo Employment Agreement, on January 20, 2006, the Company entered into a stock purchase agreement with Mr. Rallo (the "Rallo Stock Purchase Agreement"). Pursuant to the Rallo Stock Purchase Agreement, Mr. Rallo was granted 10,000 shares of restricted common stock subject to a repurchase right in favor of the Company. The Company has the right to repurchase the shares for $.01 per share if Mr. Rallo ceases to be employed by the Company. The repurchase right lapses with respect to (i) 2,500 shares on December 31, 2006, (ii) 3,500 shares on December 31, 2007 and (iii) 4,000 shares on December 31, 2008, subject to the condition that Mr. Rallo remains employed by the Company on each such applicable date; provided, however, that in the event of a change in control (as defined in the Rallo Employment Agreement) if the Company or its successor pursuant to such change in control, as applicable, and Mr. Rallo either agree to continue the Employment Agreement or to enter into a new employment agreement mutually acceptable to the Company or its successor and Mr. Rallo in lieu of the Rallo Employment Agreement, then any such shares which remain unvested, shall vest immediately upon the mutual agreement of the Company or its successor and Mr. Rallo to continue this Agreement or to enter into a new agreement.

Unless Mr. Rallo is terminated for Cause (as defined in the Rallo Employment Agreement), in the event that the Company does not offer Mr. Rallo to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the Rallo Employment Agreement to begin immediately following the expiration of the Rallo Employment Agreement, Mr. Rallo shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of the Rallo Employment Agreement.

In the event that Mr. Rallo should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the Rallo Employment Agreement after the expiration of such period.

In the event of his death during the term of the Rallo Employment Agreement, Mr. Rallo’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in the Rallo Employment Agreement) and Mr. Rallo’s employment with the Company is terminated within 180 days following such change in control under certain conditions, Mr. Rallo will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under the Rallo Employment Agreement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2005, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,287,283	$3.56	648,391
Equity Compensation plans not approved by security holders	-	-	-

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 17, 2006, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and (d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

Name and Address	Amount and Nature of	Percent of
Beneficial Owner(1)	Beneficial Ownership	Class(2)

Howard M. Siegel	1,174,831(3)	13.2%

Ron Levin 184 Greenway Road Lido Beach, NY 11561	171,700(4)	1.9%

John Gallagher 26 Woodfield Road Stony Brook, NY 11790	10,000(5)	*

Frederic S. Siegel	354,387 (6)	3.9%

James F. LaPolla Home Health Management Services, Inc. 853 Broadway New York, NY 10003	40,000(7)	*

Yacov Shamash, PH.D. 7 Quaker Hill Road Stony Brook, NY 11790	42,000(8)	*

Jack Rhian	309,853(9)	3.4%

Richard Rallo	116,926(10)	1.3%
Gregory Fortunoff 200 East 72nd Street New York, NY 10021	738,500(11)	8.4%
All directors and executive officers as a group (9 persons)	2,219,697(13)	23.4%

(1)	Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.

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

(3)	Includes 62,980 shares subject to currently exercisable stock options.

(4)	Includes 40,000 shares subject to currently exercisable stock options. Includes 20,000 shares owned by Mr. Levin's wife, to which Mr. Levin disclaims beneficial ownership.

(5)	Consists of 10,000 shares subject to currently exercisable stock options.

(6)	Includes 206,982 shares subject to currently exercisable stock options.

(7)	Consists of 40,000 shares subject to currently exercisable stock options.

(8)	Includes 40,000 shares subject to currently exercisable stock options.

(9)	Includes 191,853 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.

(10)	Includes 96,926 shares subject to currently exercisable stock options.

(11)	Based on information provided by the reporting person on March 20, 2006.

(12)	Includes options indicated in notes (3), (4), (5), (6), (7), (8), (9), and (10).

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

The Company has entered into employment agreements with Messrs. Howard M. Siegel Mr. Jack Rhian, and Mr. Richard Rallo. See "Item 10 - Employment Agreements".

The Company employs Joy Siegel as Vice President of Provider Relations. In 2005, Ms. Siegel earned a salary of $86,000. Ms. Siegel is the daughter of Mr. H. Siegel.

Mr. H. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him. In July 2002, the amount due from Mr. H. Siegel, plus accrued interest, was converted into a promissory term loan. The loan bears interest at a rate of 5% per annum and is payable in monthly installments of principle and interest through September 1, 2009. The amount outstanding at December 31, 2005 and 2004 was $98,107 and $121,314, respectively.

Item 13.   EXHIBITS.

(a)	Exhibits
	Exhibit No.	Identification of Exhibit
3(a)(i)
Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862).

	3(a)(ii)	Certificate of Amendment to the Company’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

	3(b)	Amended and Restated By-Laws of Company, as further amended (Incorporated by reference to Exhibit 3(ii) to the Company's Form 10-QSB filed with the SEC on August 15, 2005).

	3(c)	Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).

	3(d)	Certificate of Incorporation of HCI Acquisition Corp. (Incorporated by reference to Exhibit 3(d) of the Company’s Form 10-KSB for the year ended December 31, 2000).

	3(e)	Certificate of Incorporation of Live Message America Acquisition Corp. (Incorporated by reference to Exhibit 3(e) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004)

	3(f)*	Certificate of Incorporation of North Shore Answering Service, Inc.

	3(g)*	Certificate of Incorporation of Answer Connecticut Acquisition, Corp.

3(h)*	Certificate of Incorporation of MD OnCall Acquisition Corp.

4.1
Stock and Warrant Purchase Agreement dated as of March 27, 2002, between the Company and certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

4.2	Form of Warrant to purchase shares of Common Stock, issued to certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

10(a)(i)+	Employment Agreement dated November 11, 2005, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2005).

10(a)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 26, 2006).

10(b)(i)+	Employment Agreement dated August 12, 2003 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended June 30, 2003).

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

10(d)(i)+	Employment Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 26, 2006).

10(d)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 26, 2006).

10(e)(i)
Lease for the premises located at 520 Fellowship Road, Suite C301, Mt. Laurel, New Jersey ("Mt. Laurel Lease"). (Incorporated by refer-ence to Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1991).

10(e)(ii)	First Amendment to the Mt. Laurel Lease. (Incorporated by refer-ence to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1993).

10(e)(iii)	Second Amendment to the Mt. Laurel Lease. (Incorporated by refer-ence to Exhibit 10(f) to the Company's Form 10-KSB for the year ended December 31, 1996).

10(e)(iv)	Third Amendment to the Mt. Laurel Lease (Incorporated by reference to Exhibit 10(g) to the Company's Form 10-KSB for the year ended December 31, 1997).

10(e)(v)	Fourth Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(e)(v) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10 (e)(vi)	Fifth Amendment to the Mt. Laurel Lease. (Incorporated by reference to Exhibit 10(e)(v) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(f)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

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

10(g)(iii)	Termination of lease for premises located at 3255 Lawson Boulevard, Oceanside, New York, dated November 11, 2004.

10(h)(i)	Lease for the premises located at 910 Church Street, Decatur, Geor-gia (Incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB for the year ended December 31, 1997).

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

10(m)(i)
Lease for the premises located at 33-36 33rd Street, Long Island City, New York, dated January 14, 2002. (Incorporated by reference to Exhibit 10(m)(i) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(m)(ii)
Lease Amendment and Modification for the premises located at 33-36 33rd Street, Long Island City, New York. (Incorporated by reference to Exhibit 10(m)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(m)(iii)	Lease for premises located at 36-36 33rd Street, Long Island City, NY, dated August 10, 2005, (Incorporated by reference to Exhibit 10.3 of the Company Form 10-QSB/A filed on November 18, 2005)

10(m)(iv)	Lease for premises located at 36-36 33rd Street, Long Island City, NY, dated October 25, 2005 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB/A filed on November 18, 2005).

10(n)+	Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(o)+	1997 Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Company's Form 10-KSB for the year ended December 31, 1997).

10(p)+	2000 Stock Option Plan. (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed with the Commission and dated June 1, 2000).

10(q)(i)+	2005 Stock Incentive Plan (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed on June 30, 2005).

10(q)(ii)+	Text of Amendment to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4(iii) of the Company's Form 8-K filed on January 26, 2006).

10(r)	Agreement between the Company and the City of New York, dated February 22, 2002. (Incorporated by reference to Exhibit 10(p)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(s)	Purchase/Leaseback Agreement dated July 13, 1999 with Celtic Leasing Corp. (Incorporated by reference to Exhibit 10(r)(i) to the Company's Form 10-KSB for the year ended December 31, 1999).

10(t)(i)
Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t) of the Company’s Form 10-KSB for the year ended December 31, 2002).

10(t)(ii)
Amendment to Credit Agreement dated March 28, 2005, between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t)(ii) of the Company's Form 10-KSB for the year ended December 31, 2004).

10(t)(iii)	Amendment to Credit Agreement dated December 9, 2005, between the Company and the Bank of New York, (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 14, 2005).

10(t)(iv)*	Amendment to Credit Agreement dated March 16, 2006, between the Company and the Bank of New York.

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

10(w)
Term Promissory Note, dated June 24, 2002, issued by Howard M. Siegel in favor of the Company. (Incorporated by reference to Exhibit 10(x) of the Company’s Form 10-KSB for the year ended December 31, 2002).

10(x)(i)	Asset Purchase Agreement dated September 28, 2005, with WMR Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Company Form 8-K filed on October 4, 2005).

10(x)(ii)	Asset Purchase Agreement dated December 9, 2005, with Answer Connecticut, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 14, 2005).

10(x)(iii)*	Asset Purchase Agreement dated March 10, 2006, with Capitol Medical Bureau, Inc. and MD OnCall, LLC.

21*	Subsidiaries of the Company

23.1*	Consent of Margolin, Winer & Evens LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President pursuant to Section 3906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
* Filed herewith.
+ Management contract or compensatory plan or arrangement

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed to the Company by Margolin, Winer & Evens, LLP during 2005 and 2004 for its audit of the Company’s financial statements and for its reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission totaled $162,000 and $140,000, respectively.

Audit Related Fees

Audit related fees billed to the Company by Margolin, Winer & Evens, LLP during 2005 and 2004 totaled $63,000 and $48,025, respectively. Such amounts include employee benefit plan audits, due diligence relating to acquisition transactions and consultations concerning financial accounting and reporting.

Tax Fees

Tax fees billed to the Company by Margolin, Winer & Evens, LLP during 2005 and 2004 were $40,000 and $43,950, respectively. Such fees involved the preparation of tax returns and assistance with tax audits.

Other Fees

There were no other fees billed to the Company by Margolin, Winer & Evens, LLP during 2005 and 2004.

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

AMERICAN MEDICAL ALERT CORP.

By:	/s/ Howard M. Siegel
Howard M. Siegel
Date: March 31, 2006	Chairman of the Board and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board,	March 31, 2006
Howard M. Siegel	Chief Executive Officer
and Director

/s/ Jack Rhian	President, Chief Operating	March 31, 2006
Jack Rhian	Officer and Director

/s/ Ronald Levin	Director	March 31, 2006
Ronald Levin

/s/Delphine Mendez de Leon	Director	March 31, 2006
Delphine Mendez de Leon

/s/ Frederic S. Siegel	Senior Vice President, Business	March 31, 2006
Frederic S. Siegel	Development and Director

/s/ Yacov Shamash	Director	March 31, 2006
Dr. Yacov Shamash

/s/ James Lapolla	Director	March 31, 2006
James F. LaPolla

/s/ Richard Rallo	Chief Financial Officer	March 31, 2006
Richard Rallo

AMERICAN MEDICAL ALERT CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

AMERICAN MEDICAL ALERT CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2 and F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-30

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP
Garden City, New York
March 17, 2006

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS

Current Assets:
Cash	$2,638,984	$3,186,852
Accounts receivable (net of allowance for doubtful accounts of
$451,000 in 2005 and $728,000 in 2004) (Notes 1 and 12)	4,354,744	3,389,076
Notes receivable (Note 6)	24,394	23,207
Inventory (Note 1)	332,323	696,736
Prepaid expenses and other current assets	684,336	434,057
Deferred income taxes (Notes 1 and 7)	309,000	448,000

Total Current Assets	8,343,781	8,177,928

Fixed Assets - at cost:
Medical devices	16,970,577	14,983,275
Monitoring equipment	2,240,484	2,320,752
Furniture and equipment	1,494,323	1,151,735
Construction in progress	293,247	-
Leasehold improvements	720,583	731,501
Automobiles	258,689	181,283
	21,977,903	19,368,546
Less accumulated depreciation and amortization (Note 1)	14,167,245	12,321,621

	7,810,658	7,046,925

Other Assets:
Long-term portion of notes receivable (Note 6)	73,713	98,107
Intangible assets (net of accumulated amortization of
$2,229,045 and $1,685,646 in 2005 and 2004)
(Notes 1, 2 and 5)	3,474,252	1,492,389
Goodwill (net of accumulated amortization of $58,868)
(Notes 1, 2 and 4)	6,086,428	2,563,864
Other assets	806,504	121,803

	10,440,897	4,276,163

Total Assets	$26,595,336	$19,501,016

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of notes payable (Note 3)	$616,811	$300,814
Accounts payable	1,120,269	559,453
Accounts payable - acquisitions (Note 4)	1,318,103	51,256
Accrued expenses (Note 1)	1,305,091	1,303,601
Current portion of capital lease obligations (Note 8)	24,082	94,743
Current portion of put warrant obligation (Note 9)	-	10,000
Deferred revenue (Note 1)	111,428	15,834

Total Current Liabilities	4,495,784	2,335,701

Deferred Income Tax Liability (Notes 1 and 7)	971,000	961,000
Long-Term Portion of Notes Payable (Note 3)	2,429,396	496,444
Long-Term Portion of Capital Lease Obligations (Note 8)	-	24,458
Accrued Rental Obligation (Note 8)	190,230	143,630
Other Liabilities (Note 1 and 4)	125,000	261,884

Total Liabilities	8,211,410	4,223,117

Commitments and Contingencies (Notes 5, 8, 9, 12, and 14)	-	-

Shareholders’ Equity (Note 9):
Preferred stock, $.01 par value -
Authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value -
Authorized, 20,000,000
Issued 8,765,415 shares in 2005 and 8,078,043 in 2004	87,654	80,780
Additional paid-in capital	12,897,151	10,730,434
Retained earnings	5,505,153	4,572,717
	18,489,958	15,383,931
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)

Total Shareholders’ Equity	18,383,926	15,277,899

Total Liabilities and Shareholders’ Equity	$26,595,336	$19,501,016

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2005	2004	2003

Revenue (Notes 1 and 12):
Services	$22,176,799	$18,852,925	$16,192,712
Product sales	270,843	275,078	375,640

	22,447,642	19,128,003	16,568,352

Costs and Expenses (Income):
Costs related to services	10,717,366	9,613,792	7,621,494
Cost of products sold	154,329	159,054	212,925
Selling, general and administrative expenses	10,198,082	8,845,066	8,017,319
Interest expense	52,638	58,184	76,513
Other income (Note 10)	(473,209)	(356,699)	(504,599)

	20,649,206	18,319,397	15,423,652

Income Before Provision for
Income Taxes	1,798,436	808,606	1,144,700

Provision for Income Taxes
(Notes 1 and 7)	866,000	398,000	574,000

Net Income	$932,436	$410,606	$570,700

Basic Earnings Per Share (Note 1)	$.11	$.05	$.08

Diluted Earnings Per Share (Note 1)	$.10	$.05	$.07

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL

Balance - January 1, 2003	7,470,649	$74,706	$8,999,172	$3,591,411	$(106,032)	$12,559,257

Exercise of Stock Options (Note 9)	130,504	1,306	292,987	-	-	294,293

Exercise of Warrants (Note 9)	133,333	1,333	265,333	-	-	266,666

Options Issued (Note 9)	-	-	16,371	-	-	16,371

Net Income for the Year Ended December 31, 2003	-	-	-	570,700	-	570,700

Balance - December 31, 2003	7,734,486	$77,345	9,573,863	4,162,111	(106,032)	13,707,287

Exercise of Stock Options (Note 9)	268,557	2,685	717,121			719,806

Exercise of Warrants (Note 9)	75,000	750	284,250			285,000

Income Tax Benefit of Stock Options Exercised			155,200			155,200

Net Income for the Year Ended December 31, 2004				410,606		410,606

Balance - December 31, 2004	8,078,043	$80,780	10,730,434	4,572,717	(106,032)	15,277,899

Issuance of Common Stock (Note 5)	25,914	259	154,187			154,446

Exercise of Stock Options (Note 9)	385,008	3,850	1,072,147			1,075,997

Exercise of Warrants (Note 9)	276,450	2,765	803,583			806,348

Income Tax Benefit of Stock Options Exercised			136,800			136,800

Net Income for the Year Ended December 31, 2005				932,436		932,436

Balance - December 31, 2005	8,765,415	$87,654	$12,897,151	$5,505,153	$(106,032)	$18,383,926

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$932,436	$410,606	$570,700
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for deferred income taxes	149,000	49,000	313,000

Provision for doubtful receivables	200,675	85,000	103,000
Issuance of warrants for services	-	-	16,371
Gain on sale of building	-	-	(168,897)
Depreciation and amortization	3,061,668	3,071,424	2,533,606
Provision for valuation of put warrants	(10,000)	(190,000)	(29,333)
Accrued rental obligation	46,600	35,606	52,524
Income tax benefit from stock options exercised	136,800	155,200	-
Decrease (increase) in:
Accounts receivable	(1,033,454)	(158,563)	(280,358)
Inventory	364,413	(244,812)	(78,501)
Prepaid and refundable taxes	-	155,093	116,479
Prepaid expenses and other current assets	(250,279)	37,440	(232,329)
Other assets	-	11,312	13,879
Increase (decrease) in:
Accounts payable	560,816	(58,884)	(63,590)
Accrued expenses	1,490	495,773	(118,512)
Deferred revenue	95,594	(90,575)	(43,885)
Other liabilities	(60,000)	261,884	-

Net Cash Provided by Operating Activities	4,195,759_	4,025,504	2,704,154

Cash Flows from Investing Activities:
Marketable securities	-	-	2,057,925
Repayments of notes receivable	23,207	22,077	75,792
Purchase of LMA	-	-	(1,701,720)
Purchase of alphaCONNECT, Inc.	-	(639,816)	-
Purchase of LIMC	(364,100)	-	-
Purchase of North Shore	(2,257,356)	-	-
Purchase of Answer Connecticut, Inc.	(2,348,332)	-	-
Expenditures for fixed assets	(2,983,451)	(2,615,637)	(1,781,741)
(Increase) decrease in other assets	(700,252)	-	40,320
Net proceeds from sale of building	-	-	521,395
Increase in goodwill	-	(103,856)	(213,514)
Payment for account acquisitions and licensing
agreement	(98,262)	(312,489)	(271,418)

Net Cash Used in Investing Activities	(8,728,546)	(3,649,721)	(1,272,961)

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2005	2004	2003

Cash Flows from Financing Activities:
Proceeds from notes payable	$3,000,000	$62,065	$16,049
Repayment of notes payable	(751,051)	(357,646)	(296,245)
Principal payments under capital lease
obligations	(95,119)	(90,269)	(180,595)
Payment of accounts payable - acquisitions	(51,256)	-	-
Payment under put warrant obligation	-	-	(202,667)
Exercise of stock options and warrants	1,882,345	1,004,806	560,961
Net Cash Provided by (Used in)
Financing Activities	3,984,919	618,956	(102,497)

Net Increase (Decrease) in Cash	(547,868)	994,739	1,328,696

Cash - beginning of year	3,186,852	2,192,113	863,417

Cash - end of year	$2,638,984	$3,186,852	$2,192,113

Supplemental Disclosure of Cash Flow
Information -
Cash paid during the year for:
Interest	$68,325	$58,184	$84,221
Income taxes	211,509	104,299	166,126

Supplemental Schedule of Noncash Investing
and Financing Activities:
Fixed assets recorded under capital
lease obligations	$-	$-	$75,000
Common Stock issued in connection with acquisition	154,446	-	-
Accounts payable due sellers in connection
with acquisitions	1,241,219	128,140	-

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”), which encompasses personal emergency response systems (“PERS”) and telehealth systems, telephony based communication services (“TBCS”) and pharmacy security monitoring systems (Safe Com). The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center. The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. TBCS provides after-hours telephone answering services as well as newly developed “Daytime Service” applications to the healthcare community. Safe Com provides personal safety and asset monitoring to retail establishments operating in a 24/7 environment. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies, physicians and group practices and individual consumers across the United States.

Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company”. All material inter-company balances and transactions have been eliminated.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market. At December 31, 2005 and 2004, due to a change in telehealth technology, the Company had reserves on certain component parts inventory aggregating approximately $337,000 and $230,000, respectively.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable. No impairment losses were recorded during the three-year period ended December 31, 2005.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is currently negotiating with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment and the amount of a potential payment to the FCC. At this time, the Company believes a voluntary payment of $75,000 associated with this matter will be required. At December 31, 2005, the Company has accrued such amount. In addition, the Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption, the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

Through December 31, 2005, the Company has expensed approximately $910,000 in connection with this matter, of which approximately $430,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2005. The remaining $480,000 was charged to expense in the fourth quarter of 2004, which primarily related to costs to be incurred in excess of normal repair and refurbishment costs.

If the Company is required to complete the PERS equipment and related equipment modifications in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired. Goodwill and indefinite life intangible assets are not amortized, but are subject to annual impairment tests. The Company completes the annual impairment test during the fourth quarter. As of December 31, 2005 and 2004, no evidence of impairment exists.

Other intangible assets with finite lives are amortized on a straight-line basis over the periods of expected benefit. The Company's other intangible assets include: (a) trade accounts and trade name (collectively, “account acquisitions”) which are amortized over their estimated lives of three to ten years; (b) noncompete agreements which are being amortized over their contractual lives of 5 years; (c) customer lists which are being amortized over 5 - 7 years and (d) licensing agreement which is being amortized over the term of the related agreement (Note 5).

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts. Sales terms usually provide for payment within 30 to 60 days of billing. An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 31, 2005, 2004 and 2003, provisions for doubtful accounts of approximately $200,000, $85,000 and $134,000, respectively, were charged to income and included in general and administrative expenses. Accounts receivable are charged against the allowance when substantially all collection efforts cease. Recoveries of accounts receivable previously charged off are recorded when received.

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

Revenue recognition - Approximately 98% of revenue is derived from contract services relating to two of the Company’s segments (see Note 13). HSMS revenue principally consists of fixed monthly charges covering the rental of the PERS and telehealth units as well as the monitoring of the PERS at the Company’s call center. In the TBCS and Safe Com segments, revenue is primarily derived from monthly services pursuant to contracts. Certain TBCS customers are billed in advance on a semi-annual and annual basis. Unearned revenue is deferred and recognized as services are rendered. None of the Company’s billings are based on estimates.

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

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $173,790, $151,876 and $181,547 for the years ended December 31, 2005, 2004, and 2003, respectively.

Income per share - Earnings per share data for the years ended December 31, 2005, 2004 and 2003 are presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts
2005

Basic EPS -
Income available to common shareholders	$932,436	8,452,435	$.11

Effect of dilutive securities -
Options and warrants	--	672,470

Diluted EPS -
Income available to common shareholders and assumed conversions	$932,436	9,124,905	$.10

2004

Basic EPS -
Income available to common shareholders	$410,606	7,903,267	$.05

Effect of dilutive securities -
Options and warrants	--	575,557

Diluted EPS -
Income available to common shareholders and assumed conversions	$410,606	8,478,824	$.05

2003		~

Basic EPS -
Income available to common shareholders	$570,700	7,455,038	$.08

Effect of dilutive securities -
Options and warrants	--	223,214

Diluted EPS -
Income available to commonshareholders and assumed conversions	$570,700	7,678,252	$.07

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company’s procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits. (See Note 12).

Reclassifications - Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

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

Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable and accrued expenses approximates their carrying amounts due to the short maturity of these instruments. Substantially all notes payable bear interest at variable rates currently available to the Company; accordingly, their carrying amounts approximate their fair value.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for stock-based compensation - The Company’s stock-based employee compensation plans are more fully described in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,“ and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$932,436	$410,606	$570,700
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method,
net of tax	(136,055)	(104,215)	(61,561)
Pro forma net income	$796,381	$306,391	$509,139

Earnings per share:
Basic - as reported	$0.11	$0.06	$0.08
Basic - pro forma	$0.09	$0.04	$0.07
Diluted - as reported	$0.10	$0.05	$0.07
Diluted - pro forma	$0.09	$0.04	$0.07

The weighted average grant date fair value of options granted in 2005, 2004 and 2003 was $238,090, $143,791 and $92,496, respectively.

The fair value of options at date of grant was estimated by Chartered Capital Advisors, Inc. using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	2	2	2
Risk free interest rate	4.31	2.83	1.92
Expected volatility	18.39	22.50	26.62
Expected dividend yield	--	--	--

Recent accounting pronouncements - In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or discovers in future periods, errors which require correction.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of income, typically, over the related vesting period of the options. SFAS No. 123R requires the use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. SFAS No. 123R also requires the tax benefit of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123R beginning with the fiscal 2006 first quarter, as required, and will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We believe that the adoption of this standard, assuming no additional grants of stock options beyond those outstanding as of December 31, 2005 will not have a material impact on the Company’s financial statements.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Intangible Assets and Goodwill	Intangible assets consist of the following:

	December 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Account acquisitions	$1,138,297	$998,226	$1,053,035	$891,396
Noncompete agreement	200,000	40,208	135,000	78,750
Customer lists	3,250,000	470,149	875,000	213,750
Licensing agreement	1,115,000	720,462	1,115,000	501,750

Total	$5,703,297	$2,229,045	$3,178,035	$1,685,646

Amortization expense of intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $632,000, $723,000 and $457,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows:

Years Ending December 31,
2006	$785,000
2007	785,000
2008	679,000
2009	539,000
2010	386,000
Thereafter	300,000

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the years ended December 31, 2005 and 2004 are as follows:

Balance as of January 1, 2004	$2,086,815
Additional Goodwill	477,049

Balance as of
December 31, 2004	2,563,864

Additional Goodwill	3,522,564

Balance as of
December 31, 2005	$6,086,428

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additions to goodwill during 2005 include $230,695, $1,466,489 and $1,825,380 relating to the acquisitions of Long Island Message Center, North Shore Answering Service and Answer Connecticut, Inc., respectively. The 2004 additions to goodwill include $373,194 relating to the acquisition of Alpha Connect Inc. and $103,855 relating to the November 2000 acquisition of HCI Acquisition Corp. which provided for additional consideration, not to exceed $550,000, to be paid based on future earnings over a six-year period.

3. Long-Term Debt	Long-term debt consists of the following:

	December 31,
	2005	2004

Notes payable - bank	$3,000,000	$725,000
Auto loans	46,207	72,258

	3,046,207	797,258

Less current portion of long-term debt	616,811	300,814

	$2,429,396	$496,444

Note payable - bank - In May 2002, the Company entered into a credit facility arrangement for $3,000,000, which included a term loan of $1,500,000 and a revolving credit line that permitted maximum borrowings of $1,500,000 (based on eligible receivables, as defined).

On March 28, 2005, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line. The revolving credit line was also extended for an additional three (3) years and is available through May 2008. Additionally, certain of the covenants were amended.

In December 2005, the credit facility was amended to increase the term loan to $3,000,000. The Company drew down the full $3,000,000 and utilized a portion of the proceeds to pay off its existing term loan of $450,000 under the original credit facility. The term loan is now payable in equal monthly principal payments of $50,000 over five years, commencing January 2006. There were no amounts outstanding on the revolving credit line at December 31, 2005 or 2004. Additionally, certain of the covenants were amended.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,
2006	$616,811
2007	613,235
2008	612,878
2009	603,283
2010	600,000

$3,046,207

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.

4. Acquisitions
On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and $617,785 to be paid within twelve months from the date of the executed agreement. The Company also recorded professional fees of approximately $32,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2006, 2007 and 2008. The results of operations of ACT are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$95,182
Fixed assets	150,000
Non-compete agreement	50,000
Customer list	1,000,000
Goodwill	1,825,380

Cost to acquire ACT	$3,120,562

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service (“NSAS”), a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $2,719,461 and consisted of an initial cash payment of $2,175,569 and $543,892 to be paid twelve months from the date of the executed agreement. The Company also recorded professional fees of approximately $82,000. The results of operations of NSAS are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$24,760
Fixed assets	60,000
Non-compete agreement	50,000
Customer list	1,200,000
Goodwill	1,466,489

Cost to acquire NSAS	$2,801,249

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc., a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and $79,542 which was paid in February 2006. The Company also recorded finder and professional fees of approximately $46,000. The results of operations of Long Island Message Center, Inc. are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$12,948
Non-compete agreement	25,000
Customer list	175,000
Goodwill	230,695

Cost to acquire Long Island Message Center, Inc.	$443,643

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and payments of $51,256 and $76,884 to be paid to the Seller after the first and second year anniversaries from the date of the executed agreement, respectively. The Company also paid professional fees of $76,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue are met by the acquired business. As of April 1, 2005, the first measurement date, such thresholds were not met. The final measurement date is April 1, 2006; the Company does not believe any additional purchase price consideration will be due at such time. The results of operations of alphaCONNECT, Inc. are included in the TBCS segment as of the date of acquisition.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$19,762
Fixed assets	25,000
Non-compete agreement	25,000
Customer list	325,000
Goodwill	373,194

Cost to acquire alphaCONNECT, Inc.	$767,956

On June 30, 2003, the Company acquired substantially all of the assets of Live Message America, Inc. (“LMA”), a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price consisted of a cash payment of $1,607,818 plus professional fees of $93,902. A potential existed for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings were met as of June 30, 2005; such thresholds were not met. The results of operations of LMA are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$133,537
Fixed assets	75,000
Non-compete agreement	50,000
Customer list	550,000
Goodwill	911,570
Customer Deposits	(18,387)

Cost to acquire alphaCONNECT, Inc.	$1,701,720

In the case of each of the acquisitions, the Company received a third party valuation from Chartered Capital Advisors, Inc. of certain intangible assets in determining the allocation of purchase price.

The purchase price of each acquisition exceeded the fair value of the identifiable net assets acquired inasmuch as these acquisitions were consummated to enable the Company to expand its presence in the telephone answering service business into new regions or to strengthen its position in areas where it was already operating. Furthermore, the acquisitions were done for the business' future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible assets.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations for the years ended December 31, 2005, 2004 and 2003 as if Long Island Message Center, North Shore Answering Service, Answer Connecticut, Inc., alphaCONNECT, Inc. and Live Message America, Inc. had been acquired as of the beginning of 2003 follow. The pro forma results include estimates which management believes are reasonable.

	Pro forma Years Ended December 31,
	2005	2004	2003
Revenue	$27,030,000	$25,005,000	$23,319,000
Net income	1,181,000	793,000	879,000
Net income per share
Basic	$.14	$.11	$.12
Diluted	$.13	$.11	$.11

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been effected for the periods presented, or to predict the Company’s results of operations for any future period.

5. Licensing Agreement
On November 1, 2001, the Company entered into a Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology. Pursuant to the HHN Agreement, the Company was the exclusive manufacturer and distributor in the United States, of an enhanced PERS system that combines the Company’s traditional safety monitoring features with HHN’s internet based disease management monitoring technology. The HHN Agreement, which had a minimum five-year term (“initial term”), and provided for the payment by the Company of certain fees based on the service revenue derived from the enhanced PERS product, was amended on June 30, 2005. The amendment includes an extension of the initial term for an additional three years, and converted the exclusive license to a non-exclusive one. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, which has been paid in full, was being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the HHN Agreement. With this extension of the initial term, the Company is amortizing the remaining carrying amount of the licensing component as of June 30, 2005 over the revised initial term of the Agreement.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Related Party Transactions
Notes receivable at December 31, 2005 and 2004 of $98,107 and $121,314, respectively, represent amounts due from the Chief Executive Officer and principal shareholder of the Company. In July 2002, the amount due from the shareholder, plus accrued interest, was converted into a term loan, which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

See Note 8 for other related party transactions.

7. Income Taxes	The provision (credit) for income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$594,000	$163,000	$124,000
State and local	123,000	186,000	137,000
	717,000	349,000	261,000
Deferred:
Federal	34,000	76,000	253,000
State and local	115,000	(27,000)	60,000
	149,000	49,000	313,000
Total	$866,000	$398,000	$574,000

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	34%	34%	34%
State and local taxes	9	13	11
Permanent differences	1	1	3
Other	4	1	2

Effective income tax rate	48%	49%	50%

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2005 and 2004 are as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2005	2004
Deferred tax liabilities:
Difference between book and tax
bases of property	$(1,079,000)	$(1,099,000)
Deferred tax assets:
Reserves not currently deductible	417,000	571,000
Put warrant expense not
currently deductible	--	4,000
Other	--	11,000

Total	417,000	586,000

Net deferred tax liabilities	$(662,000)	$(513,000)

8. Commitments
Capital leases - The Company is obligated under certain capital lease agreements for monitoring equipment and computer software that expire on various dates through 2006. Equipment and computer software under capital leases included in fixed assets are as follows:

	December 31,
	2005	2004

Monitoring equipment and software	$308,340	$308,340
Less accumulated depreciation	(193,506)	(131,838)

	$114,834	$176,502

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

Years ending December 31, 2006	$25,006

Total minimum lease payments	25,006

Less amounts representing interest	924
Present value of net minimum lease payments	24,082

Less current portion	24,082
Obligation under capital leases, less current portion	$--

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its HCI and Oceanside ERC and Customer Service facilities. The fifteen (15) year lease term commenced in April 2003 when the property was first occupied by the Company. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase, plus reimbursement for real estate taxes.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. The leases expire in March 2018, call for minimum annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the terms of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

The Company has also entered into various other operating leases for warehouse and office space in Flushing, New York, Mt. Laurel, New Jersey, Decatur, Georgia, Countryside, Illinois, Parker, Colorado and Redondo Beach, California. Additionally, the Company has entered into operating leases for its TBCS call center operations in Audobon, NJ, Port Jefferson, NY and Newington, CT.

Rent expense was $709,044 in 2005, $751,941 in 2004 and $699,246 in 2003, which includes $133,861, $199,875 and $257,966, respectively, in connection with the above noted leases with the principal shareholder. Rent expense includes real estate taxes of $17,831 in 2005, $28,405 in 2004 and $48,715 in 2003.

The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Years ending December 31,
2006	$795,153
2007	920,955
2008	794,733
2009	812,375
2010	765,221
Thereafter	5,736,726

$9,825,163

Approximately 3% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment agreements - On November 11, 2005, the Company entered into a five-year employment agreement (to become effective January 1, 2006) with the Company’s President and Chief Operating Officer. During the term of the agreement, the base salary will range from $240,000 to $300,000. In addition, the agreement provides for an annual stock grant and includes incentive compensation, in the form of stock, based on the Company meeting certain operating criteria.

On August 12, 2003, the Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer which expires in December 2006. The agreement provides for an annual base salary of $300,000 per annum during the period beginning June 1, 2003 and ending December 31, 2003, with a 5% increase in each of the subsequent three fiscal years and includes additional compensation based on the Company meeting certain criteria relating to pre-tax income. Previously, the Company had a similar agreement with this individual. No additional compensation was paid during the three year period ended December 31, 2005.

The Company has also entered into other employment agreements with certain officers and key employees in the ordinary course of business. The aggregate annual base salaries under these agreements are as follows:
Years ending December 31,

Years ending December 31,
2006	$1,657,000
2007	1,201,000
2008	849,000
2009	300,000
2010	300,000
$4,307,000

In addition, certain of these employees are entitled to receive additional compensation if certain performance criteria are met. No additional compensation was paid during the three year period ended December 31, 2005.

9. Common Stock, Warrants and Options
In November 2003, in connection with services rendered, the Company granted warrants to purchase 35,000 shares of common stock, exercisable for a period of five years at exercise prices of $3.50 per share, the fair value of the stock at the date of grant. During 2005, these warrants were exercised.

In November 2000, in connection with the HCI acquisition, the Company issued to the selling shareholder two warrants to purchase 133,333.33 and 105,000 shares of the Company’s common stock. The warrants were exercisable until November 20, 2005 and December 20, 2005, respectively. In addition, the selling shareholder had the option, only during a specific period to require the Company to redeem the warrants (the Put Option) at their Put Prices, less the exercise price per share of $2. In the event the Put Option was exercised, the Company had the right to require the selling shareholder to exercise the warrants with the Company only paying to the selling shareholder the difference between the Put Price and the average market price of the common stock at the time of such exercise. In November 2003, the selling shareholder exercised the Put Option on the first warrant and the Company required him to exercise the warrant such that the Company only paid him $1.52 per share, representing the difference between the $5.00 Put Price and the average fair value of the shares. In 2005, the selling shareholder exercised the remaining warrant with respect to 105,000 shares.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a two stock option plans, the 1997 Stock Option Plan (“1997 Plan”) and the 2000 Stock Option Plan (“2000 Plan”). The Company’s 1991 Stock Option Plan (“1991 Plan”) expired in 2001. Additionally, the Company has a stock incentive plan, the 2005 Stock Incentive Plan.

Under the 1991 Plan, as amended, a maximum of 750,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options. The last options granted under this Plan were issued in 2001 and will expire in 2006. All options under this Plan were granted at exercise prices equal to the fair market value of the Company’s common shares at the date of grant.

Under the 1997 and 2000 Plans, a maximum of 750,000 and 1,250,000 shares underlying stock options, respectively, may be granted. Options granted under both Plans may either be Incentive Stock Options (“ISOs”) or Nonqualified Stock Options.

Under the 2005 Plan, a maximum of 750,000 shares of the Company's Common Stock may be granted to employees (including officers and directors who are employees) and non-employee directors of the Company. No grants may be made pursuant to the 2005 Plan after June 22, 2015. The Plan provides for the grant of (i) incentive stock options ("ISOs"), (ii) nonqualified stock options, (iii) stock awards, and (iv) stock appreciation rights (“SARS”). All of the Company's plans are administered by the Board of Directors or a committee of the Board of Directors (the "Administrator"). In general, the Administrator determines all terms for the grant of awards under the plans. The exercise price of an ISO or SAR may not be less than the fair value of the Company's common stock on the date of grant (110% of such fair market value for an ISO if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company).

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to options outstanding under plans is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance - January 1, 2003	1,747,713	$2.69
Granted during 2003	257,642	2.47
Forfeitures/expirations during 2003	(254,644)	2.57
Exercised during 2003	(130,504)	2.25
Balance - December 31, 2003	1,620,207	2.68
Granted during 2004	219,330	4.31
Forfeitures/expiration during 2004	(130,135)	3.30
Exercised during 2004	(268,557)	2.66
Balance - December 31, 2004	1,440,845	2.87
Granted during 2005	254,758	6.32
Forfeitures/expiration during 2005	(23,312)	3.01
Exercised during 2005	(385,008)	2.80

Balance - December 31, 2005	1,287,283	$3.56

At December 31, 2005, 2004 and 2003, 1,279,783, 1,396,178 and 1,471,537 options were exercisable, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.10 - $1.70	82,172	0.25	$1.19	82,172	$1.19
$1.70 - $2.60	383,735	4.20	2.16	383,735	2.16
$2.60 - $3.90	353,046	5.59	3.22	353,046	3.22
$3.90 - $5.90	214,730	8.05	4.26	207,230	4.25
$5.90 - $6.95	253,600	5.03	6.34	253,600	6.34

	1,287,283	5.13	$3.56	1,279,783	$3.56

As of December 31, 2005, 56,434, 88,057 and 503,900 shares of common stock are available for future grants under the 1997, 2000 and 2005 Plans, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Income
Other income for the years ended December 31, 2005, 2004 and 2003 was approximately $473,000, $357,000 and $505,000, respectively. Other income for the years ended December 31, 2005, 2004 and 2003 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $392,000, $312,000 and $175,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. Other income for the year ended December 31, 2003 also includes a gain of approximately $170,000 resulting from the sale of a building that formerly housed the HCI telephone answering service operations.

11. Employee Savings Plan
The Company sponsors a 401(k) savings plan that is available to all eligible employees. Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. The Company contributed $21,336, $18,707 and $14,799 for the years ended December 31, 2005, 2004 and 2003, respectively.

12. Major Customers
Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006. During the years ended December 31, 2005, 2004 and 2003, the Company’s revenue from this contract represented 12%, 15% and 18%, respectively, of its total revenue.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of March 17, 2006, a new RFP has not been issued.

As of December 31, 2005 and 2004, accounts receivable from the contract represented 11% and 18%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 17% and 18%, respectively, of medical devices. Legal and other fees of approximately $120,000 $120,000 and $80,000 relating to the contract extension were expensed in 2005, 2004 and 2003, respectively.

13. Segment Reporting
The Company has three reportable segments, Health and Safety Monitoring Systems (“HSMS”), Telephone Based Communication Services (“TBCS”), and Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2005, 2004 and 2003:

	2005
	HSMS	TBCS	Safe Com	Consolidated

Revenue	$14,509,798	$7,470,100	$467,744	$22,447,642
Interest expense	50,953	1,685	-	52,638
Depreciation and amortization	2,467,246	527,085	67,337	3,061,668
Income tax expense	361,459	484,122	20,419	866,000
Net income	247,149	642,708	42,579	932,436
Total assets	9,742,333	16,317,278	535,725	26,595,336
Additions to fixed assets	2,729,197	192,604	61,650	2,983,451
Additions to goodwill and intangible assets	85,262	5,962,564	-	6,047,826

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004
	HSMS	TBCS	Safe Com	Consolidated

Revenue	$13,265,835	$5,487,303	$374,865	$19,128,003
Interest expense	54,223	3,961	-	58,184
Depreciation and amortization	2,644,183	361,764	65,477	3,071,424
Income tax expense	77,270	304,818	15,912	398,000
Net income (loss)	(216,651)	592,824	34,433	410,606
Total assets	12,028,990	6,782,836	689,190	19,501,016
Additions to fixed assets	2,208,951	374,912	56,774	2,640,637
Additions to goodwill and intangible assets	31,219	827,049	-	858,268

	2003
	HSMS	TBCS	Safe Com	Consolidated

Revenue	$12,520,210	$3,732,250	$315,892	$16,568,352
Interest expense	71,095	5,418	-	76,513
Depreciation and amortization	2,306,736	177,080	49,790	2,533,606
Income tax expense	280,000	290,000	4,000	574,000
Net income	254,542	311,308	4,850	570,700
Total assets	11,925,388	5,584,882	426,310	17,936,580
Additions to fixed assets	1,114,325	638,327	104,089	1,856,741
Additions to goodwill and intangible assets	567,188	1,725,084	-	2,292,272

14. Contingencies
In addition to the FCC inquiry described in Note 1, the Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business. At December 31, 2005 and 2004, no liability has been recorded in the accompanying financial statements as the conditions for an accrual have not been met. The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Subsequent Event
On March 10, 2006, the Company acquired substantially all of the assets of MD On Call, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company, providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,430,643 and consisted of an initial cash payment of $2,744,515, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings are met.

In March 2006, the Company’s credit facility was amended whereby an additional $2,500,000 was obtained in the form of a term loan. The proceeds were used to finance the acquisition of MD OnCall and Capitol Medical Bureau. Under the amended credit facility, this portion of the term loan is payable in equal monthly principal payments of $41,667. In addition, certain of the covenants were amended.