Form 10-Q
period 2006-03-31
AMERICAN MEDICAL ALERT CORP
filed 2006-05-15
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 on the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,950,102 shares of $.01 par value common stock as of May 12, 2006.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2006 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 17, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 15, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	Dec. 31, 2005
CURRENT ASSETS
Cash	$1,920,488	$2,638,984
Accounts receivable (net of allowance for doubtful accounts of $508,000 and $451,000)	4,830,184	4,354,744
Note receivable	24,700	24,394
Inventory	288,190	332,323
Prepaid expenses and other current assets	739,286	684,336
Deferred income taxes	375,000	309,000
Total Current Assets	8,177,848	8,343,781

FIXED ASSETS
(Net of accumulated depreciation and amortization)	8,644,085	7,810,658

OTHER ASSETS
Long-term portion of note receivable	67,422	73,713
Intangible assets (net of accumulated amortization of $2,449,525 and $2,229,045)	4,874,332	3,474,252
Goodwill (net of accumulated amortization of $58,868)	8,230,100	6,086,428
Other assets	537,551	806,504
	13,709,405	10,440,897
TOTAL ASSETS	$30,531,338	$26,595,336

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$1,116,221	$616,811
Accounts payable	1,137,567	1,120,269
Accounts payable - acquisitions	1,427,179	1,318,103
Accrued expenses and taxes payable	1,695,280	1,305,091
Current portion of capital lease obligations	—	24,082
Deferred revenue	163,931	111,428
Total Current Liabilities	5,540,178	4,495,784

DEFERRED INCOME TAX LIABILITY	1,037,000	971,000
LONG-TERM PORTION OF NOTES PAYABLE	4,275,562	2,429,396
ACCRUED RENTAL OBLIGATION	293,968	190,230
OTHER LIABILITIES	163,200	125,000
TOTAL LIABILITIES	11,309,908	8,211,410

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 20,000,000 shares; issued 8,935,656 in 2006 and 8,765,415 shares in 2005	89,357	87,654
Additional paid-in capital	13,453,185	12,897,151
Retained earnings	5,784,920	5,505,153
	19,327,462	18,489,958
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	19,221,430	18,383,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,531,338	$26,595,336

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Services	$7,069,881	$5,151,712
Product sales	80,330	86,858
	7,150,211	5,238,570
Costs and Expenses (Income):
Costs related to services	3,404,112	2,466,741
Costs of products sold	44,451	29,656
Selling, general and administrative expenses	3,246,275	2,376,038
Interest expense	62,042	12,404
Other income	(124,436)	(82,768)

Income before Provision for Income Taxes	517,767	436,499

Provision for Income Taxes	238,000	210,000

NET INCOME	$279,767	$226,499

Net income per share:
Basic	$.03	$.03
Diluted	$.03	$.03

Weighted average number of common shares outstanding (Note 6)
Basic	8,774,571	8,096,557

Diluted	9,271,554	8,879,144

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2006	2005
Cash Flows From Operating Activities:

Net income	$279,767	$226,499

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	—	10,000
Depreciation and amortization	779,046	714,336
Stock compensation charge	42,500	—
Credit for valuation of put warrant	—	(10,000)
Decrease (increase) in:
Accounts receivable	(324,642)	(509,015)
Inventory	44,133	17,261
Prepaid expenses and other current assets	(54,950)	(112,035)
Other assets	—	3,887
Increase (decrease) in:
Accounts payable, accrued expenses and other	501,224	(83,007)
Deferred revenue	52,503	46,422

Net Cash Provided by Operating Activities	1,319,581	304,348

Cash Flows From Investing Activities:
Expenditures for fixed assets	(1,129,834)	(130,460)
Repayment of notes receivable	5,985	5,694
Payment of accounts payable - acquisitions	(233,988)	—
Purchase of Answer Connecticut, Inc.	(30,493)	—
Purchase of MD OnCall	(2,877,649)	—
Purchase of Prompt Response	(45,000)	—
Deposit on equipment and software	(50,000)	(139,625)
Increase in other assets	(10,765)	—
Payment for account acquisitions and licensing agreement	(160,000)	—

Net Cash (Used In) Investing Activities	(4,531,744)	(264,391)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(24,082)	(23,256)
Proceeds from notes payable	2,500,000	—
Repayment of notes payable	(154,424)	(57,217)
Proceeds upon exercise of stock options and warrants	172,173	723,185

Net Cash Provided by Financing Activities	2, 493,667	642,712

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net (Decrease) Increase in Cash	$(718,496)	$682,669

Cash, Beginning of Period	2,638,984	3,186,852

Cash, End of Period	$1,920,488	$3,869,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$30,284	$9,404

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$590,360	$96,400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued in connection with acquisition	$343,064	—
Accounts payable due seller in connection with acquisition	343,064	—

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.

2. Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

Except as described in Notes 3 and 5, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2005 financial statements.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3. New Pronouncements:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 and the adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 204), Share Based Payment (see Note 5).

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

The Company is currently negotiating with the FCC to determine an action plan to establish a timeframe to complete an upgrade program for the affected PERS equipment and the amount of a potential payment to the FCC. At this time, the Company believes a voluntary payment of $75,000 associated with this matter will be required. At December 31, 2005, the Company accrued such amount. In addition, the Company believes the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment. Under this assumption, the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

Through March 31, 2006, the Company has recorded expenses of approximately $975,000 in connection with this matter, of which approximately $65,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in the first quarter of 2006. Approximately $90,000, principally relating to legal and other professional fees, was recorded during the first quarter of 2005.

If the Company is required to complete the PERS equipment and related equipment modifications in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

5. Accounting for Stock-Based Compensation:

Prior to 2006, the Company followed Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense was recognized on a straight-line basis for stock awards based on the vesting period and the market price at the date of the award.

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Statement No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006. The Company adopted Statement No. 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the three months ended, March 31, 2006, reflects the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

No options were granted during either of the three month periods ended March 31, 2006 and 2005.

The following table summarizes stock option activity for the first quarter ended March, 31, 2006.

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,287,283	3.56
Granted	—	—
Exercised	99,298	1.47
Expired/Forfeited	3,102	3.82
Balance at March 31	1,184,883	3.74	5.29	$2,996,659
Vested and exercisable	1,184,883	3.74	5.29	$2,996,659

The aggregate intrinsic value of options exercised during the first quarter ended March 31, 2006 and 2005 was $451,413 and $323,894, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the three months ended March 31, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of March 31, 2006.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31,
	2006	2005
Stock options	$1,825	$—
Service based awards	20,000	—
Perfomance based awards	20,675	—
Tax benefit	(19,125)	—
Stock-based compensation expense, net of tax	$23,375	$—

Service Based Awards

In 2006, the Company granted 60,000 restricted shares to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. As of March 31, 2006, no shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The grant date fair value of restricted stock granted during the three months ended March 31, 2006 was $360,000. As of March 31, 2006, the Company had $340,000 of total unrecognized compensation costs related to unvested restricted stock units expected to be recognized over a weighted average period of 2.74 years.

Performance Based Awards

In 2006, the Company granted share awards for 90,000 shares (up to 18,000 shares per year for the next five years) to an executive. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next five fiscal years ending December 31. The fair value of the performance shares is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of March 31, 2006, no shares were vested. As of March 31, 2006, there was $517,500 of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 4.75 years.

The following table illustrates pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to stock-based employee compensation in 2005.

Three Months Ended March 31, 2005
Net income, as reported	$226,499
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(11,652)
Pro forma net income	$214,847

Earnings per share:
Basic - as reported	$0.03
Basic - pro forma	$0.03
Diluted - as reported	$0.03
Diluted - pro forma	$0.02

6.  Earnings Per Share:

Earnings per share data for the three months ended March 31, 2006 and 2005 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

March 31, 2006	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

Basic EPS - Income available to common shareholders	$279,767	8,774,571	$.03
Effect of dilutive securities - Options and warrants	—	496,983
Diluted EPS - Income available to common shareholders and assumed conversions	$279,767	9,271,554	$.03

March 31, 2005

Basic EPS -Income available to common shareholders	$226,499	8,096,557	$.03
Effect of dilutive securities - Options and warrants	—	782,587
Diluted EPS - Income available to common shareholders and assumed conversions	$226,499	8,879,144	$.03

7. Acquisitions:

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price of $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement. The Company also recorded finder and professional fees of approximately $180,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The results of operations of MD OnCall are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$138,798
Fixed assets	260,000
Non-compete agreement	50,000
Customer list	1,050,000
Goodwill	2,113,179
Customer deposits	(48,200)
Cost to acquire MD OnCall	$3,563,777

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and $617,785 to be paid within twelve months from the date of the executed agreement. The Company paid $154,446 towards the balance due in January 2006. The Company also recorded professional fees of approximately $32,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2006, 2007 and 2008. The results of operations of ACT are included in the TBCS segment as of the date of acquisition.

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

Unaudited pro forma results of operations for the three months ended March 31, 2006 and 2005 as if Long Island Message Center, North Shore Answering Service, Answer Connecticut, Inc., and MD OnCall had been acquired as of the beginning of the earliest period presented follow. The pro forma results for the three months ended March 31, 2006 and 2005, which include estimates which management believes are reasonable, are as follows:

	Three Months Ended March 31,
	2006	2005
Revenue	$7,825,000	$7,131,000
Net income	282,000	269,000
Net income per share
Basic	$.03	$.03
Diluted	$.03	$.03

The unaudited pro forma results of operations for the three months ended March 31, 2006 and 2005 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

8. Notes Payable:

In March 2006, the Company’s credit facility was amended whereby an additional $2,500,000 was obtained in the form of a term loan. The proceeds were used to finance the acquisition of MD OnCall. Under the amended credit facility, this portion of the term loan is payable in equal monthly principal payments of $41,667. In addition, certain of the covenants were amended.

As of March 31, 2006 the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and agreed to enter into an amendment to the credit facility which management believes will enable the Company to meet the covenant in the future.

9.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through June 30, 2006.  During the three months ended March 31, 2006 and 2005, the Company’s revenue from this contract represented 9% and 13%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of May 12, 2006, a new RFP has not been issued.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions). While the Company has reduced its dependence on revenue from HCSP, if subsequent to June 2006, the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, in the event of this occurrence.

As of March 31, 2006 and December 2005, accounts receivable from the contract represented 10% and 11%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 16% and 17%, respectively, of medical devices.

10. Segment Reporting:

The Company has three reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”), (ii) Telephone Based Communication Services (“TBCS”) and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2006 and 2005:

2006

	HSMS	TBCS	Safe Com	Consolidated

Revenue	$3,784,158	$3,236,141	$129,912	$7,150,211
Income before provision for income taxes	1,161	492,784	23,822	517,767
Total assets	10,204,211	19,983,765	343,362	30,531,338

2005

	HSMS	TBCS	Safe Com	Consolidated

Revenue	$3,538,729	$1,578,561	$121,280	$5,238,570
Income before provision for income taxes	145,324	275,544	15,631	436,499
Total assets	12,394,244	7,319,611	770,787	20,484,642

11.   Commitments and Contingencies:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-KSB dated December 31, 2005.

Statements contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our expansion plans, our contract with the City of New York and product liability risks. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development and marketing of healthcare solutions and monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems and medication management systems; (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”); (3) pharmacy security monitoring systems. The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to approximately 3,000 beneficiaries. Today, that program has almost doubled to approximately 6,000 units on line and continues to expand throughout the west coast. In 2005, the Company's PERS product was selected by McKesson Corporation as its solution to launch a remote patient monitoring product offering, to be marketed as McKesson Telehealth Guardian™, a step which the Company believes will permit further expansion of its PERS business through McKesson's distribution network.

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

The Company diversified its products/service mix to include telephony based communication services (“TBCS”) for professionals in the healthcare community. The rationale to enter this segment had several components. These include targeting existing customer relationships, leveraging existing infrastructure capability, and establishing an additional significant revenue source. The Company entry into the TBCS market was accomplished initially through acquisition and later through internally generated sales growth coupled with acquisitions. The TBCS segment accounted for 45% of the Company’s revenues in the first quarter of 2006. The Company believes that TBCS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area.

The Company has since further expanded its communication infrastructure and capacity and now operates a total of seven communication centers located in Long Island City, and Port Jefferson in New York, New Jersey, Maryland, Connecticut, Massachusetts and Rhode Island.

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

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, over 700 stores are monitored with this technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential into 2006.

The Company believes that the overall mix of cash flow generating businesses from PERS and TBCS, combined with its emphasis on developing products and services in the telehealth field, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the three months ended March 31, 2006 and 2005.

In thousands (000’s)	Three Months Ended March 31,

	2006	%	2005	%
Revenues
HSMS	3,784	53%	3,539	68%
TAS	3,236	45%	1,579	30%
Safe Com	130	2%	121	2%

Total Revenues	7,150	100%	5,239	100%

Cost of Services and Goods Sold
HSMS	1,746	46%	1,650	47%
TAS	1,638	51%	776	49%
Safe Com	64	49%	71	59%

Total Cost of Services and Goods Sold	3,448	48%	2,497	48%

Gross Profit
HSMS	2,038	54%	1,889	53%
TAS	1,598	49%	803	51%
Safe Com	66	51%	50	41%

Total Gross Profit	3,702	52%	2,742	52%

Selling, General & Administrative	3,246	45%	2,376	45%
Interest Expense	62	1%	12	0%
Other Income	(124)	(2)%	(82)	(2)%

Income before Income Taxes	518	7%	436	8%

Provision for Income Taxes	238		210

Net Income	280		226
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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

 Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $245,000, or 7%, for the three months ended March 31, 2006 as compared to the same period in 2005. The increase is primarily attributed to the following factors:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (“PERS”) were placed online from December 2003 through the first quarter of 2004. This account, which now has grown to approximately 6,000 PERS online, has resulted in approximately $90,000 more revenue in the first quarter of 2006 as compared to the same period in 2005. The Company anticipates that the growth in this account will continue in 2006.

▪
In late 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,100 subscribers and accounted for an approximate $40,000 increase in revenue during 2006 as compared to the same period in the prior year.

▪
The remaining increase in revenue is from the increase in the execution of new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

 TBCS

The increase in revenues of approximately $1,657,000, or 105%, for the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to the following:

▪
The Company experienced revenue growth within its existing telephone answering service businesses of approximately $284,000, as compared to 2005. This growth is due to the execution of new agreements with healthcare and hospital organizations as a result of new daytime communication service offerings, as well as increases in the physician base. The Company has experienced strong growth in this business segment and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations, as evidenced by its latest agreement with a hospital organization in which the providing of daytime services commenced in January 2006, and to physicians through its marketing strategies.

▪
During 2006 and 2005, the Company purchased the assets of four separate telephone answering service businesses which resulted in additional revenue for the three months ended March 31, 2006, as compared to the same period in 2005, of approximately $1,412,000. The acquisitions were as follows:

o
In May 2005, the Company purchased the assets Long Island Message Center, Inc. (“LIMC”). As a result of this acquisition, the Company realized approximately $60,000 of revenue in the first quarter of 2006.

o
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $518,000 of revenue in the first quarter of 2006. The Company believes the acquisition of LIMC and NSAS will help facilitate its growth within the Long Island/New York geographical area.

o
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $680,000 of revenue in the first quarter of 2006. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

o
In March 2006, the Company purchased the assets of MD OnCall and Capital Medical Beueau (collectively “MD OnCall”). As a result of this acquisition, the Company realized approximately $154,000 of revenue in the first quarter of 2006.

▪	Along with the plan to grow the TBCS segment through its daytime communication service offerings, the Company intends to continue to acquire additional TBCS businesses in 2006.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $96,000 for the three months ended March 31, 2006 as compared to the same period in 2005, an increase of 6%, primarily due to the following:

▪
The Company recorded approximately $60,000 more of expense relating to the upgrade of certain versions of its PERS and related equipment, as compared to the same period in 2005. In November 2004, the Company received an inquiry from the Federal Communications Commission ("FCC"). In response to that inquiry the Company determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. Based on this, and as a result of the Company's decision to accelerate the remediation of certain effected PERS units, the Company has repaired and upgraded more units during the first quarter of 2006 as compared to the same period of 2005. Additionally, the Company incurred costs of approximately $30,000 in connection with its decision to accelerate the remediation of certain affected PERS units.

▪
During 2005 and into 2006, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $45,000 in 2006 as compared to the same period in 2005. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base.

This increase was partially offset by a reduction of personnel in the customer service department and a reduction in fees relating to its agreement relating to its telehealth product. These reductions amounted to approximately $35,000.

 TBCS:

Costs related to services and goods increased by approximately $862,000 for the three months ended March 31, 2006 as compared to the same period in 2005, an increase of 111%, primarily due to the following:

▪
With the continued increase in business in its existing telephone answering services, specifically in its daytime answering service, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City location, especially in the second half of 2005 as a result of the Company executing agreements with hospital organizations throughout 2005. The increase in daytime service business has continued into 2006 as evidenced by an additional hospital commencing service in January 2006. In addition, in July 2005 the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $230,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

▪
During 2006 and 2005, as discussed above, the Company purchased the assets of four separate telephone answering service businesses which resulted in additional costs related to sales for the three months ended March 31, 2006 of approximately $534,000. The costs related to sales in regard to the acquisitions were as follows: LIMC - $45,000; NSAS - $158,000; ACT - $267,000 and MD OnCall - $64,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $870,000 for the three months ended March 31, 2006 as compared to the same period in 2005, an increase of 37%. The increase is primarily attributable to the following:

▪
In 2006, the Company took possession of additional space located in Long Island City with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. As a result of taking possession of this premises, the Company recorded approximately $95,000 of expense for the three months ended March 31, 2006. The Company anticipates occupancy of this additional space in May and June of 2006. The Company’s lease obligations for its warehouse and distribution center will cease as of June 30, 2006.

▪
Certain executives entered into new employment agreements whereby effective January 1, 2006 there salaries were increased and they received certain stock grants. As a result of these new agreements, the Company recorded approximately $65,000 of additional compensation expense, including payroll taxes, as compared to the same period in 2005.

▪
The Company incurred approximately $550,000 of selling, general and administrative expenses as a result of the acquisition of four telephone answering service businesses during 2006 and 2005. The largest expenses relate to salaries, including related payroll taxes and amortization relating to customer lists and non-compete agreements.

Interest Expense:

Interest expense increased by approximately $50,000 for the three months ended March 31, 2006, as compared to the same period in 2005. The increase was primarily due to the Company increasing its term loan in December 2005 by $2,550,000 and again in March 2006 by an additional $2,500,000 for the purpose of financing its acquisitions of ACT and MD OnCall, respectively.

Other Income:

Other income for the three months ended March 31, 2006 and 2005 was approximately $124,000 and $83,000, respectively. Other Income for the three months ended March 31, 2006 and 2005 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $97,000 and $75,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2006 was approximately $518,000 as compared to $436,000 for the same period in 2005. The increase of $82,000 for the three months ended March 31, 2006 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

In March 2006, the Company obtained an additional $2,500,000 term loan, the proceeds of which were utilized to finance the acquisition of MD OnCall and Capitol Medical Bureau.

As of March 31, 2006, the Company has a credit facility of $6,850,000, which includes a term loan of $5,350,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater. The term loan is payable in equal monthly principal payments of $91,667 over five years while the revolving credit line is available through May 2008. The outstanding balance on the term loan at March 31, 2006 was $5,350,000 and there were no amounts outstanding on the revolving credit line at March 31, 2006.

As of March 31, 2006 the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and agreed to enter into an amendment to the credit facility which management believes will enable the Company to meet the covenant in the future.

The following table is a summary of contractual obligations as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$5,391,783	$1,116,221	$3,325,562	$950,000
Operating Leases (b)		$9,717,977	$948,105	$2,461,171	$1,474,065	$4,834,636
Total Contractual Obligations		$15,109,760	$2,064,326	$5,786,733	$2,424,065	$4,834,636

(a)	- Debt includes the Company’s term loan of $5,350,000 which matures in March 2012, as well as loans associated with the purchase of automobiles.

(b)
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

Net cash provided by operating activities was approximately $1.3 million for the three months ended March 31, 2006, as compared to approximately $0.3 million for the same period in 2005. During the first quarter of 2006, increases in cash provided by operating activities from depreciation and amortization of approximately $0.8 million, increase in liabilities of $0.5 and net earnings of approximately $0.3 million were partially offset by an increase in trade receivables of approximately $0.3 million. The increase in liabilities is due to an increase in straight-line rent, purchase of its telehealth product and the timing of payments of other expenses in the ordinary course of business. The increase in trade receivables is primarily due to the Company consummating an acquisition which resulted in approximately $0.2 million of increased receivables through the normal course of business.

Net cash used in investing activities for the three months ended March 31, 2006 was approximately $4.5 million as compared to $0.3 million in the same period in 2005. The primary components of net cash used in investing activities in the first quarter of 2006 were the acquisition of telephone answering service businesses and capital expenditures. The acquisition of telephone answering service businesses was approximately $3.1 million and capital expenditures were approximately $1.1 million. Capital expenditures for the first quarter of 2006 primarily relate to the continued production and purchase of the traditional PERS system as well as construction performed on new facilities. The primary components of net cash used in investing activities in the first quarter of 2005 were capital expenditures and deposits on equipment and software.

Cash flows for the three months ended March 31, 2006 provided by financing activities were approximately $2.5 million compared to $0.6 million for the same period in 2005. The primary components of cash flow provided by financing activities in the first quarter of 2006 were proceeds received from additional borrowings. The proceeds from the borrowing were $2.5 million and were primarily used for the acquisition of a telephone answering service. The primary components of cash flow provided by financing activities in the first quarter of 2005 were proceeds received from the exercise of stock options and warrants. The proceeds from the exercise of both stock options and warrants were approximately $0.7 in the first quarter of 2005.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.0 - $3.5 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser. This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product and Med-Time dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.3 - $0.5 million over the next twelve to eighteen months. In addition, assuming the upgrade program which the Company is working with the FCC to finalize is to run substantially parallel with the normal recycling of the Company’s PERS equipment, the Company anticipates paying approximately $0.2 million relating to the FCC matter over the next twelve months.

As of March 31, 2006, the Company had approximately $1.9 million in cash and the Company’s working capital was approximately $2.6 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at March 31, 2006.

Off-Balance Sheet Arrangements:

As of March 31, 2006, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company, providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,430,643 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement. The Company also recorded finder and professional fees of approximately $180,000. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings are met.

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and $617,785 to be paid to the Seller within twelve months from the date of the executed agreement. The Company paid $154,446 towards the balance due in January 2006. The Company also recorded professional fees of approximately $62,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings are met as of December 31, 2006, 2007 and 2008.

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

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received a subsequent extension which goes through June 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of May 12, 2006, a new RFP has not been issued.

The Company cannot determine (i) when the terms of the new RFP will be published, (ii) what the terms of the new RFP will be, (iii) how long the current contract terms will remain in effect or (iv) whether AMAC will be the successful bidder on the new RFP (and if so, under what terms and conditions).  While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to June 2006, the Company does not maintain this contract, approximately 9% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of March 31, 2006 and 2005, accounts receivable from the contract represented 10% and 11%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 16% and 17%, respectively, of medical devices.

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

Through March 31, 2006, the Company has expensed approximately $975,000 in connection with this matter, of which approximately $65,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2006. The Company anticipates the total charge to complete this upgrade program to range from $1,100,000 to $1,300,000. If the Company is required to complete the PERS equipment and related equipment upgrades in a shorter period of time than is anticipated, significant additional costs will be incurred inasmuch as unscheduled service calls will be required.

Recent Accounting Pronouncements:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 and the adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial statements.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $508,000 as of March 31, 2006, which is equal to 9.5% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $53,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $53,000.

Fixed Assets
Fixed assets are stated at cost. Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses have not been required. Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results. A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income. If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $175,000 per annum. Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $140,000 per annum.

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $8,230,100 and $6,086,428 at March 31, 2006 and December 31, 2005, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to changes in interest rates.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on our outstanding balances on our term loan under our credit facility accrues at a rate of LIBOR plus 2.25%. Our ability to carry out our business plan to finance future working capital requirements and acquisitions of TBCS businesses may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Item 4. Controls and Procedures.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

AMERICAN MEDICAL ALERT CORP.

Dated: May 12, 2006	By:	/s/ Howard M. Siegel
Name: Howard M. Siegel
Title: Chairman of the Board, Chief Executive Officer

By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer