Form 10-Q
period 2006-06-30
AMERICAN MEDICAL ALERT CORP
filed 2006-08-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 on the Exchange Act)        Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,023,824 shares of $.01 par value common stock as of August 10, 2006.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2006 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2006 and 2005 and cash flows for the six-months ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 14, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	Dec. 31, 2005
ASSETS
CURRENT ASSETS
Cash	$1,450,034	$2,638,984
Accounts receivable
(net of allowance for doubtful accounts of $549,000 and $451,000)	5,333,142	4,354,744
Note receivable	25,010	24,394
Inventory	287,896	332,323
Prepaid expenses and other current assets	948,244	684,336
Deferred income taxes	366,000	309,000

Total Current Assets	8,410,326	8,343,781

FIXED ASSETS
(Net of accumulated depreciation and amortization)	9,041,751	7,810,658

OTHER ASSETS
Long-term portion of note receivable	61,052	73,713
Intangible assets
(net of accumulated amortization of $2,700,291 and $2,229,045)	4,642,397	3,474,252
Goodwill (net of accumulated amortization of $58,868)	8,232,144	6,086,428
Other assets	540,082	806,504
	13,475,675	10,440,897
TOTAL ASSETS	$30,927,752	$26,595,336

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$1,115,245	$616,811
Accounts payable	1,402,277	1,120,269
Accounts payable - acquisitions	1,350,295	1,318,103
Accrued expenses and taxes payable	1,663,292	1,305,091
Current portion of capital lease obligations	-	24,082
Deferred revenue	192,403	111,428
Total Current Liabilities	5,723,512	4,495,784

DEFERRED INCOME TAX LIABILITY	1,028,000	971,000
LONG-TERM PORTION OF NOTES PAYABLE	3,997,452	2,429,396
ACCRUED RENTAL OBLIGATION	369,789	190,230
OTHER LIABILITIES	157,526	125,000
TOTAL LIABILITIES	11,276,279	8,211,410

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 20,000,000 shares; issued 8,993,504 shares in 2006 and 8,765,415 shares in 2005	89,936	87,654
Additional paid-in capital	13,637,873	12,897,151
Retained earnings	6,029,696	5,505,153
	19,757,505	18,489,958
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	19,651,473	18,383,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,927,752	$26,595,336

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Services	$14,818,137	$10,509,893
Product sales	128,391	156,001
	14,946,528	10,665,894
Costs and Expenses (Income):
Costs related to services	6,993,219	4,874,876
Costs of products sold	70,528	84,683
Selling, general and administrative expenses	6,991,787	4,889,544
Interest expense	175,748	23,088
Other income	(257,297)	(171,577)

Income before Provision for Income Taxes	972,543	965,280

Provision for Income Taxes	448,000	463,000

NET INCOME	$524,543	$502,280

Net income per share:
Basic	$.06	$.06
Diluted	$.06	$.06

Weighted average number of common shares outstanding
Basic	8,849,678	8,247,202

Diluted	9,350,339	8,962,567

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Services	$7,748,256	$5,358,181
Product sales	48,061	69,143
	7,796,317	5,427,324
Costs and Expenses (Income):
Costs related to services	3,589,107	2,408,135
Costs of products sold	26,077	55,027
Selling, general and administrative expenses	3,745,512	2,513,506
Interest expense	113,706	10,684
Other income	(132,861)	(88,809)

Income before Provision for Income Taxes	454,776	528,781

Provision for Income Taxes	210,000	253,000

NET INCOME	$244,776	$275,781

Net income per share:
Basic	$.03	$.03
Diluted	$.03	$.03

Weighted average number of common shares outstanding
Basic	8,924,786	8,397,848

Diluted	9,429,125	9,045,989

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2006	2005
Cash Flows From Operating Activities:

Net income	$524,543	$502,280

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	-	10,000
Depreciation and amortization	1,621,483	1,449,165
Credit for valuation of put warrant	-	(10,000)
Stock compensation charge	85,000	-
Decrease (increase) in:
Accounts receivables	(827,600)	(522,222)
Inventory	44,427	53,751
Prepaid expenses and other current assets	(263,908)	(221,755)
Increase (decrease) in:
Accounts payable, accrued expenses and other	804,094	(9,493)
Deferred revenue	80,975	11,176

Net Cash Provided by Operating Activities	2,069,614	1,262,902

Cash Flows From Investing Activities:
Expenditures for fixed assets	(2,117,013)	(649,996)
Repayment of notes receivable	12,045	11,459
Payment of accounts payable - acquisition	(310,872)	-
Purchase of MD OnCall	(2,879,693)	-
Purchases - other	(80,004)	-
Purchase of LIMC	-	(443,643)
Deposit on equipment and software	(58,884)	(201,625)
Increase in other assets	(6,570)	-
Payment for account acquisitions and
licensing agreement	(174,320)	(88,703)

Net Cash (Used In) Investing Activities	(5,615,311)	(1,372,508)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(24,082)	(46,860)
Proceeds from notes payable	2,500,000	-
Repayment of notes payable	(433,509)	(138,921)
Proceeds upon exercise of stock options and warrants	314,938	1,602,943

Net Cash Provided by Financing Activities	2,357,347	1,417,162

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Net (Decrease) Increase in Cash	$(1,188,950)	$1,307,556

Cash, Beginning of Period	2,638,984	3,186,852

Cash, End of Period	$1,450,034	$4,494,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$124,216	$20,338

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$1,026,575	$187,964

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued in connection with acquisition	$343, 064	-
Accounts payable due seller in connection with acquisition	343, 064	-

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.

2. Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the six and three months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

Except as described in Notes 3 and 5, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2005 financial statements.

The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the consolidated results of operations or financial position.

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share Based Payment (see Note 5).
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.

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

In July 2006, the Company reached an agreement with the FCC on an action plan and timeframe to complete an upgrade program for the affected PERS equipment and agreed upon a voluntary payment of $75,000 to be paid in regards to this matter. At December 31, 2005, the Company had accrued such amount. As part of this agreement, the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment and, as such, the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

Through June 30, 2006, the Company has recorded expenses of approximately $1,030,000 in connection with this matter, of which approximately $120,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded during the six months ended June 30, 2006 and $130,000 for the six months ended June 30, 2005.

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

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Statement No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006. The Company adopted Statement No. 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the six and three months ended June 30, 2006, reflects the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the six and three months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the proforma disclosure provisions of Statement No. 123(R).

The following table summarizes stock option activity for the six months ended June, 30, 2006 and 2005.

June 30, 2006

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,287,283	3.56
Granted	-	-
Exercised	130,062	1.67
Expired/Forfeited	13,652	3.00
Balance at June 30	1,143,569	3.79	5.40	$2,696,223

Vested and exercisable	1,143,569	3.79	5.40	$2,696,223

June 30, 2005

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,440,845	2.87
Granted	8,658	6.23
Exercised	340,705	2.77
Expired/Forfeited	17,722	2.83
Balance at June 30	1,091,076	2.92	5.73	$3,187,372

Vested and exercisable	1,081,076	2.91	5.70	$3,142,572

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $577,051 and $1,199,749, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the six months ended June 30, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of June 30, 2006.

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the condensed consolidated statements of income.

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006
Stock options	$3,650	$1,825

Service based awards	40,000	20,000
Performance based awards	41,350	20,675
Tax benefit	(39,100)	(19,975)
Stock-based compensation expense, net of tax	$45,900	$22,525

Service Based Awards

In 2006, the Company granted 60,000 restricted shares to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. As of June 30, 2006, no shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The grant date fair value of restricted stock granted during the six months ended June 30, 2006 was $360,000. As of June 30, 2006, the Company had $320,000 of total unrecognized compensation costs related to unvested restricted stock units expected to be recognized over a weighted average period of 2.49 years.

Performance Based Awards

In 2006, the Company granted share awards for 90,000 shares (up to 18,000 shares per year for the next five years) to an executive. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next five fiscal years ending December 31. The fair value of the performance shares ($540,000) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of June 30, 2006, no shares were vested. As of June 30, 2006, there was $498,650 of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 4.50 years.

The following table illustrates pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to stock-based employee compensation in 2005.

	Six Months Ended June 30,	Three Months Ended June 30,
	2005	2005
Net income, as reported	$502,280	$275,781

Deduct: Total stock-based employee compensation expense determined under
fair value based method, net of tax	(20,778)	(20,778)
Pro forma net income	$481,502	$255,003

Earnings per share:
Basic - as reported	$0.06	$0.03
Basic - pro forma	$0.06	$0.03
Diluted - as reported	$0.06	$0.03
Diluted - pro forma	$0.05	$0.03

6.  Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2006 and 2005 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:
	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
Six Months June 30, 2006

Basic EPS - Income available to common stockholders	$524,543	8,849,678	$.06

Effect of dilutive securities - Options and warrants	-	500,661

Diluted EPS - Income available to common stockholders and assumed conversions	$524,543	9,350,339	$.06

Three Months June 30, 2006

Basic EPS -Income available to common stockholders	$244,776	8,924,786	$.03

Effect of dilutive securities - Options and warrants	-	504,339

Diluted EPS - Income available to common stockholders and assumed conversions	$244,776	9,429,125	$.03

Six Months June 30, 2005

Basic EPS - Income available to common stockholders	$502,280	8,247,202	$.06

Effect of dilutive securities - Options and warrants	-	715,365

Diluted EPS - Income available to common stockholders and assumed conversions	$502,280	8,962,567	$.06

Three Months Ended June 30, 2005

Basic EPS -Income available to common stockholders	$275,781	8,397,848	$.03

Effect of dilutive securities - Options and warrants	-	648,141

Diluted EPS - Income available to common stockholders and assumed conversions	$275,781	9,045,989	$.03

7. Acquisitions:

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement. The Company also recorded finder and professional fees of approximately $183,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The results of operations of MD OnCall are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$138,798
Fixed assets	260,000
Non-compete agreement	50,000
Customer list	1,050,000
Goodwill	2,115,223
Customer deposits	(48,200)

Cost to acquire MD OnCall	$3,565,821

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

Unaudited pro forma results of operations for the six and three months ended June 30, 2006 and 2005 as if Long Island Message Center, Inc., North Shore Answering Service, Answer Connecticut, Inc., and MD OnCall had been acquired as of the beginning of the earliest period presented follow. The pro forma results include estimates which management believes are reasonable.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenue	$15,469,000	$14,392,000	$7,796,000	$7,261,000
Net income	545,000	659,000	245,000	362,000
Net income per share
Basic	$.06	$.08	$.03	$.04
Diluted	$.06	$.07	$.03	$.04

The unaudited pro forma results of operations for the six and three months ended June 30, 2006 and 2005 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

8. Notes Payable:

In March 2006, the Company’s credit facility was amended whereby an additional $2,500,000 was obtained in the form of a term loan. The proceeds were used to finance the acquisition of MD OnCall. Under the amended credit facility, this portion of the term loan is payable in equal monthly principal payments of $41,667. In addition, certain of the covenants were amended.

As of June 30, 2006, and March 31, 2006 the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance and entered into an amendment to the credit facility which management believes will enable the Company to meet the covenant in the future.

9.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension is through December 31, 2006. During the six months ended June 30, 2006 and 2005, the Company’s revenue from this contract represented 9% and 13%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of August 10, 2006, a new RFP has not been issued.

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

As of June 30, 2006 and December 31, 2005, accounts receivable from the contract represented 10% and 11%, respectively, of accounts receivable. Medical devices in service under the contract represented approximately 16% and 17%, respectively, of the total medical devices used for primary monitoring.

10. Segment Reporting:

The Company has three reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”), (ii) Telephone Based Communication Services (“TBCS”) and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2006 and 2005:

2006

	HSMS	TBCS	Safe Com	Consolidated
Six Months Ended June 30, 2006
Revenue	$7,715,985	$6,966,911	$263,632	$14,946,528
Income before provision for income taxes	21,031	912,163	39,349	972,543
Total assets	13,363,180	17,181,824	382,748	30,927,752

	HSMS	TBCS	Safe Com	Consolidated
Three Months Ended June 30, 2006
Revenue	$3,931,827	$3,730,770	$133,720	$7,796,317
Income before provision for income taxes	19,870	419,379	15,527	454,776

2005

	HSMS	TBCS	Safe Com	Consolidated
Six Months Ended June 30, 2005
Revenue	$7,221,482	$3,216,952	$227,460	$10,665,894
Income before provision for income taxes	378,393	573,239	13,648	965,280
Total assets	12,911,854	7,771,924	844,363	21,528,141

	HSMS	TBCS	Safe Com	Consolidated
Three Months Ended June 30, 2005
Revenue	$3,682,753	$1,638,391	$106,180	$5,427,324
Income (loss) before provision for income taxes	233,069	297,695	(1,983)	528,781

11.   Commitments and Contingencies:

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development and marketing of healthcare solutions and (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems and medication management systems; (2) telephony based communication services (“TBCS”) and solutions primarily for the healthcare community; (3) pharmacy security monitoring systems. The Company’s products and services are primarily marketed to the healthcare industry, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to approximately 3,000 beneficiaries. Today, that program has doubled to approximately 6,100 units on line and continues to expand throughout the west coast. In 2005, the Company's PERS product was selected by McKesson Corporation as its solution to launch a remote patient monitoring product offering, to be marketed as McKesson Telehealth Assist™, a step which the Company believes will permit further expansion of its PERS business through McKesson's distribution network.

In 2001, the Company entered the emerging telehealth market, an industry in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. Management believes the provision of health monitoring technologies and services is a natural extension to its safety monitoring offering.

With an established presence in the home from its PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Network, Inc. in 2001. The Company marked its entrance into the telehealth/disease management monitoring market initially as a provider of the Health Buddy® System. In the fourth quarter of 2003, the Company launched the commercial introduction of a device known as the PERS Buddy®.

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

The Company diversified its products/service mix to include telephony based communication services (“TBCS”) for professionals in the healthcare community. The rationale to enter this segment had several components. These include targeting existing customer relationships, leveraging existing infrastructure capability, and establishing an additional significant revenue source. The Company's entry into the TBCS market was accomplished initially through acquisition and later through internally generated sales growth coupled with additional acquisitions. The TBCS segment accounted for 46% of the Company’s revenues through June 30, 2006. The Company believes that TBCS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area.

The Company has since further expanded its communication infrastructure and capacity and now operates a total of seven communication centers located in Long Island City and Port Jefferson in New York, New Jersey, Maryland, Connecticut, Massachusetts and Rhode Island.

The Company believes it has identified other communication needs as expressed by the expanded TBCS client base. In response to these expressed needs, the Company has developed specialized healthcare communication solutions. These solutions are creating additional opportunities for long-term revenue enhancement. The Company has broadened its service offerings and is significantly expanding the TBCS reporting segment.

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, over 750 stores are monitored with this technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential for the remainder of 2006 and into 2007.

The Company continues to view its two core business segments, HSMS and TBCS, as the primary contributors to the Company’s cash flow from operations. The overall mix of cash flow generated from these two business segments, combined with the Company’s emphasis on developing innovative telehealth solutions, provides continued stability and creates new marketing opportunities. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the three and six months ended June 30, 2006 and 2005.

In thousands (000’s)	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Revenues
HSMS	3,931	50%	3,683	68%	7,716	52%	7,221	68%
TBCS	3,731	48%	1,638	30%	6,967	46%	3,217	30%
Safe Com	134	2%	106	2%	264	2%	228	2%

Total Revenues	7,796	100%	5,427	100%	14,947	100%	10,666	100%

Cost of Services and Goods Sold
HSMS	1,719	44%	1,596	43%	3,466	45%	3,246	45%
TBCS	1,825	49%	803	49%	3,463	50%	1,579	49%
Safe Com	71	53%	63	59%	135	51%	134	59%

Total Cost of Services and Goods Sold	3,615	46%	2,462	45%	7,064	47%	4,959	46%

Gross Profit
HSMS	2,212	56%	2,087	57%	4,250	55%	3,975	55%
TBCS	1,906	51%	835	51%	3,504	50%	1,638	51%
Safe Com	63	47%	43	41%	129	49%	94	41%

Total Gross Profit	4,181	54%	2,965	55%	7,883	53%	5,707	54%

Selling, General & Administrative	3,745	48%	2,514	46%	6,992	47%	4,890	46%
Interest Expense	114	1%	11	0%	176	1%	23	0%
Other Income	(133)	(2)%	(89)	(2)%	(258)	(2)%	(171)	(2)%

Income before Income Taxes	455	6%	529	10%	973	7%	965	9%

Provision for Income Taxes	210		253		448		463

Net Income	245		276		525		502

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $248,000, or 7%, for the three months ended June 30, 2006 as compared to the same period in 2005. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following factor:

•
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (“PERS”) were placed online from December 2003 through the first quarter of 2004. This account has now grown to approximately 6,100 PERS online.

•
In late 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,200 subscribers and accounted for an approximate $35,000 increase in revenue during the three months ended June 30, 2006.

•
The remaining increase in revenue is from the increase in the execution of new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

 TBCS

The increase in revenues of approximately $2,093,000, or 128%, for the three months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•
During 2006 and the fourth quarter of 2005, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional revenue for the three months ended June 30, 2006, as compared to the same period in 2005, of approximately $1,865,000. The acquisitions were as follows:

•
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $501,000 of revenue the three months ended June 30, 2006. The Company believes the acquisition of NSAS will help facilitate its growth within the Long Island/New York geographical area.

•
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $715,000 of revenue for the three months ended June 30, 2006. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

•
In March 2006, the Company purchased the assets of Capitol Medical, Inc. and Rhode Island Medical Bureau (“MD OnCall”). As a result of this acquisition, the Company realized approximately $649,000 of revenue for the three months ended June 30, 2006. The Company believes this acquisition will further facilitate its expansion into the Northeast geographical area.

•
The Company experienced revenue growth within its existing telephone answering service businesses of approximately $228,000, as compared to the same period in 2005. This growth is due to the execution of new agreements with healthcare and hospital organizations as a result of its daytime communication service offerings. The Company has experienced growth in this business segment and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations, as evidenced by its latest agreement with a hospital organization in which the providing of daytime services commenced in January 2006.

•	Along with the plan to grow the TBCS segment through its daytime communication service offerings, the Company continues to evaluate potential additional TBCS business acquisitions.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $123,000 for the three months ended June 30, 2006 as compared to the same period in 2005, an increase of 8%, primarily due to the following:

•
During 2005 and into 2006, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $53,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base. The Company believes it currently has the appropriate number of personnel to handle the increased call volume.

•
During 2006, the Company hired a Manager of Engineering and Fulfillment at a rate of $95,000 per annum. In addition, during the second quarter of 2006, the Company moved its fulfillment and warehouse distribution center from Mt. Laurel, New Jersey into its Long Island City (“LIC”) facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Mt. Laurel and, therefore incurred additional payroll costs while transitioning this change in location. These items accounted for approximately $81,000 of increased costs as compared to the same period in the prior year. The Company believes, as part of its overall consolidation initiative, that the Company will realize cost efficiencies as a result of this move of its fulfillment and warehouse distribution center to its LIC facility.

 TBCS:

Costs related to services and goods increased by approximately $1,022,000 for the three months ended June 30, 2006 as compared to the same period in 2005, an increase of 127%, primarily due to the following:

•
With the continued increase in business in its existing telephone answering services, specifically in its daytime answering service, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City location, especially in the second half of 2005 as a result of the Company executing agreements with hospital organizations throughout 2005. The increase in daytime service business has continued into 2006 as evidenced by an additional hospital commencing service in January 2006. In addition, in July 2005 the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $229,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•
During 2006 and the fourth quarter of 2005, as discussed above, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional costs related to sales for the three months ended June 30, 2006 of approximately $766,000. The costs related to sales in regard to the acquisitions were as follows: NSAS - $199,000; ACT - $287,000 and MD OnCall - $280,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $1,231,000 for the three months ended June 30, 2006 as compared to the same period in 2005, an increase of 49%. The increase is primarily attributable to the following:

•
In 2006, the Company took possession of additional space located in Long Island City with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. As a result of taking possession of this premises, the Company recorded approximately $95,000 of rent expense for the three months ended June 30, 2006. The Company’s lease obligations for its warehouse and distribution center ceased as of June 30, 2006.

•
As a result of the Company executing new agreements with healthcare and hospital organizations in 2006, the Company recorded additional commission expense of $113,000 due to a salesperson for the three months ended June 30, 2006.

•
The Company incurred approximately $834,000 of selling, general and administrative expenses for the three months ended June 30, 2006 as a result of the acquisition of three telephone answering service businesses during 2006 and the fourth quarter of 2005. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting expense, which were partially offset by a reduction in amortization relating to the HSMS segment.

Interest Expense:

Interest expense for the three months ended June 30, 2006 and 2005 was approximately $114,000 and $11,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2005 of $2,550,000 and in March 2006 of $2,500,000 for the purpose of financing its acquisitions of ACT and MD OnCall, respectively. Interest rate increases in 2006 also have contributed to the increase.

Other Income:

Other income for the three months ended June 30, 2006 and 2005 was approximately $133,000 and $89,000, respectively. Other Income for the three months ended June 30, 2006 and 2005 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $104,000 and $83,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2006 was approximately $455,000 as compared to $529,000 for the same period in 2005. The decrease of $74,000 for the three months ended June 30, 2006 primarily resulted from an increase in the Company's costs related to services and selling, general and administrative costs offset by an increase in the Company’s service revenues.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $495,000, or 7%, for the six months ended June 30, 2006 as compared to the same period in 2005. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscriber’s residences. The increase is primarily attributed to the following factors:

•
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (“PERS”) were placed online from December 2003 through the first quarter of 2004. This account, which now has grown to approximately 6,100 PERS online, has resulted in approximately $190,000 more revenue in 2006 as compared to the same period in 2005. The Company anticipates that the growth in this account will continue.

•
In late 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,200 subscribers and accounted for an approximate $75,000 increase in revenue during 2006 as compared to the same period in the prior year.

•
The remaining increase in revenue is from the increase in the execution of new agreements as well as monthly fee increases to certain subscribers. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

 TBCS

The increase in revenues of approximately $3,750,000, or 117%, for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•
During 2006 and the fourth quarter of 2005, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional revenue for the six months ended June 30, 2006, as compared to the same period in 2005, of approximately $3,229,000. The acquisitions were as follows:

•
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $1,020,000 of revenue in 2006. The Company believes the acquisition of NSAS will help facilitate its growth within the Long Island/New York geographical area.

•
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $1,406,000 of revenue in 2006. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

•
In March 2006, the Company purchased the assets of Capitol Medical, Inc. and Rhode Island Medical Bureau (“MD OnCall”). As a result of this acquisition, the Company realized approximately $803,000 of revenue in 2006. The Company believes this acquisition will further facilitate its expansion into the Northeast geographical area.

•
The Company experienced revenue growth within its existing telephone answering service businesses of approximately $521,000, as compared to 2005. This growth is due to the execution of new agreements with healthcare and hospital organizations as a result of new daytime communication service offerings, as well as increases in the physician base. The Company has experienced strong growth in this business segment and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations, as evidenced by its latest agreement with a hospital organization in which the providing of daytime services commenced in January 2006, and to physicians through its marketing strategies.

•	Along with the plan to grow the TBCS segment through its daytime communication service offerings, the Company continues to evaluate potential additional TBCS business acquisitions.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $220,000 for the six months ended June 30, 2006 as compared to the same period in 2005, an increase of 7%, primarily due to the following:

•
In November 2004, the Company received an inquiry from the Federal Communications Commission ("FCC"). In response to that inquiry the Company determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. Based on this, the Company decided to accelerate the remediation of certain effected PERS units and incurred costs of approximately $59,000 in 2006 in connection with its decision to accelerate the remediation of certain affected PERS units.

•
During 2005 and into 2006, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $101,000 in 2006 as compared to the same period in 2005. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base. The Company believes it currently has the appropriate number of personnel to handle the increased call volume.

•
During 2006, the Company hired a Manager of Engineering and Fulfillment at a rate of $95,000 per annum. In addition, during the second quarter of 2006, the Company moved its fulfillment and warehouse distribution center from Mt. Laurel, New Jersey into its Long Island City facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Mt. Laurel and, therefore incurred additional payroll costs while transitioning this change in location. These items accounted for approximately $110,000 of increased costs as compared to the same period in the prior year. The Company believes, as part of its overall consolidation initiative, that the Company will realize significant cost efficiencies as a result of this move of its fulfillment and warehouse distribution center to its LIC facility.

This increase was partially offset by a reduction of personnel and associated costs in the Company’s customer service department.

 TBCS:

Costs related to services and goods increased by approximately $1,884,000 for the six months ended June 30, 2006 as compared to the same period in 2005, an increase of 119%, primarily due to the following:

•
With the continued increase in business in its existing telephone answering services, specifically in its daytime answering service, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City location, especially in the second half of 2005 as a result of the Company executing agreements with hospital organizations throughout 2005. The increase in daytime service business has continued into 2006 as evidenced by an additional hospital commencing service in January 2006. In addition, in July 2005 the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $510,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•
During 2006 and the fourth quarter of 2005, as discussed above, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional costs related to sales for the six months ended June 30, 2006 of approximately $1,274,000. The costs related to sales in regard to the acquisitions were as follows: NSAS - $376,000; ACT - $554,000 and MD OnCall - $344,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $2,102,000 for the six months ended June 30, 2006 as compared to the same period in 2005, an increase of 43%. The increase is primarily attributable to the following:

•
In 2006, the Company took possession of additional space located in Long Island City with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. As a result of taking possession of this premises, the Company recorded approximately $190,000 of rent expense for the six months ended June 30, 2006. The Company occupied this additional space in the second quarter of 2006. The Company’s lease obligations for its warehouse and distribution center ceased as of June 30, 2006.

•
Certain executives entered into new employment agreements whereby effective January 1, 2006 their salaries were increased and they received certain stock grants. As a result of these new agreements, the Company recorded approximately $135,000 of additional compensation expense, including payroll taxes, as compared to the same period in 2005.

•
The Company incurred approximately $1,386,000 of selling, general and administrative expenses as a result of the acquisition of three telephone answering service businesses during 2006 and the fourth quarter of 2005. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

These increases were partially offset by a decrease in amortization expense in the HSMS segment. In June 2005, the Company entered into an amended agreement with Health Hero Network (“HHN”). The amendment includes an extension of the initial term for an additional three years, and converted the exclusive license to a non-exclusive one. The cost of the licensing component of $1,115,000, including $115,000 of professional fees, which has been paid in full, was being amortized over a 40-month period which commenced in July 2003 upon the Company meeting certain milestones under the agreement. With this extension of the initial term, the Company is amortizing the remaining value of the licensing component as of June 30, 2005 over the revised initial term of the Agreement. This resulted in a reduction of amortization expense of approximately $120,000 in 2006 as compared to the same period in 2005.

Interest Expense:

Interest expense for the six months ended June 30, 2006 and 2005 was approximately $176,000 and $23,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2005 of $2,550,000 and  in March 2006 of $2,500,000 for the purpose of financing its acquisitions of ACT and MD OnCall, respectively. Interest rate increases in 2006 also have contributed to the increase.

Other Income:

Other income for the six months ended June 30, 2006 and 2005 was approximately $258,000 and $171,000, respectively. Other Income for the six months ended June 30, 2006 and 2005 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $202,000 and $157,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Liquidity and Capital Resources

In March 2006, the Company obtained an additional $2,500,000 term loan, the proceeds of which were utilized to finance the acquisition of MD OnCall and Capitol Medical Bureau.

As of June 30, 2006, the Company has a credit facility of $6,850,000, which includes a term loan of $5,350,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater. The term loan is payable in equal monthly principal payments of $91,667 over five years while the revolving credit line is available through May 2008. The outstanding balance on the term loan at June 30, 2006 was $5,075,000 and there were no amounts outstanding on the revolving credit line at June 30, 2006.

At June 30, 2006, and March 31, 2006, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance and entered into an amendment to the credit facility which management believes will enable the Company to meet the covenant in the future.

The following table is a summary of contractual obligations as of June 30, 2006:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$5,112,697	$1,115,245	$3,322,452	$675,000
Operating Leases (b)		$9,522,899	$964,990	$2,424,413	$1,484,735	$4,648,761
Total Contractual Obligations		$14,635,596	$2,080,235	$5,746,865	$2,159,735	$4,648,761

(a)	- Debt includes the Company’s term loan of $5,350,000 which matures in March 2012, as well as loans associated with the purchase of automobiles.

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

Net cash provided by operating activities was approximately $2.1 million for the six months ended June 30, 2006, as compared to approximately $1.3 million for the same period in 2005. During 2006, increases in cash provided by operating activities from depreciation and amortization of approximately $1.6 million, increases in liabilities of $0.8 million and net earnings of approximately $0.5 million were partially offset by an increase in trade receivables of approximately $0.8 million. The increase in liabilities is related to the Company’s increased capital expenditures, acquisition of a telephone answering service business and increased income tax obligations. The increase in trade receivables is primarily due to two reasons. First, the Company consummated acquisitions which resulted in approximately $0.4 million of increased receivables through the normal course of business. Second, with the Company expanding its daytime service offerings to homecare and hospital organizations, the number of days receivables remaining outstanding has increased as these organizations typically process invoices slower than the physician based customer who receives the traditional answering service offering. This accounts for approximately $0.2 million of the increased receivable.

Net cash used in investing activities for the six months ended June 30, 2006 was approximately $5.6 million as compared to $1.4 million in the same period in 2005. The primary components of net cash used in investing activities in the 2006 were the acquisition of telephone answering service businesses and capital expenditures. The payments towards acquisition of telephone answering service businesses were approximately $3.2 million and capital expenditures were approximately $2.1 million. Capital expenditures for 2006 primarily relate to the continued production and purchase of the traditional PERS system as well as construction performed on new facilities. The primary components of net cash used in investing activities in 2005 were capital expenditures of $0.6 million and the acquisition of a telephone answering service business of $0.4 million.

Cash flows for the six months ended June 30, 2006 provided by financing activities were approximately $2.4 million compared to $1.4 million for the same period in 2005. The primary component of cash flow provided by financing activities in 2006 were proceeds received from additional borrowings. The proceeds from the borrowing were $2.5 million and were primarily used for the acquisition of a telephone answering service. The primary component of cash flow provided by financing activities in 2005 were proceeds received from the exercise of stock options and warrants. The proceeds from the exercise of both stock options and warrants were approximately $1.6 in 2005.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.25 - $3.75 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser. This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product and Med-Time dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.3 - $0.5 million over the next twelve to eighteen months.

As of June 30, 2006, the Company had approximately $1.5 million in cash and the Company’s working capital was approximately $2.7 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at June 30, 2006.

Off-Balance Sheet Arrangements:

As of June 30, 2006, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company, providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,744,515, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement. The Company also recorded finder and professional fees of approximately $183,000. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings are met.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. As of August 10, 2006, a new RFP has not been issued.

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

As of June 30, 2006 and December 31, 2005, accounts receivable from the contract represented 10% and 11%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 16% and 17%, respectively, of medical devices used for primary monitoring.

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

In July 2006, the Company reached an agreement with the FCC on an action plan and timeframe to complete an upgrade program for the affected PERS equipment and agreed upon a voluntary payment of $75,000 to be paid in regards to this matter. At December 31, 2005, the Company had accrued such amount. As part of this agreement, the FCC will allow the upgrade program to run substantially parallel with the normal recycling of the Company’s PERS equipment and, as such the only additional cost to be incurred will be the incremental cost to bring the units into compliance with the FCC regulations.

Through June 30, 2006, the Company has expensed approximately $1,030,000 in connection with this matter, of which approximately $120,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2006. The Company anticipates the total charge to complete this upgrade program to range from $1,100,000 to $1,300,000.

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

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $549,000 as of June 30, 2006, which is equal to 9.3% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $59,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $59,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $8,232,144 and $6,086,428 at June 30, 2006 and December 31, 2005, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2006, the Company issued 12,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $47,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On May 25, 2006, the Company issued 12,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $47,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

Item 4.  Submission of Matters to a Vote of Security Holders.
On August 3, 2006, the Company held its 2006 Annual Meeting of Shareholders (the “2006 Meeting”).

At the 2006 Meeting, the Company’s shareholders (i) elected eight directors to serve until the 2007 Annual Meeting of Shareholders and until their successors shall be elected and qualified, (ii) approved the Additional Rhian Stock Grant (as described in the proxy statement sent to the Company's shareholders), and (iii) ratified the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

1.	The vote with respect to the election of directors was as follows:

Name	For	Authority Withheld
(a) Howard M. Siegel	7,067,881	1,088,704
(b) James LaPolla	8,068,735	87,850
(c) Jack Rhian	8,091,935	64,650
(d) Frederick Siegel	7,887,775	268,810
(e) Ronald Levin	7,929,424	227,161
(f) Yacov Shamash	8,082,435	74,150
(g) John S.T. Gallagher	8,095,435	61,150
(h) Gregory Fortunoff	8,055,335	101,250

2.	The proposal to approve the Additional Rhian Stock Grant was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
3,992,431	190,236	49,713	3,924,205

3.	The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006, was approved by the following vote:

For	Against	Abstain
8,126,314	14,051	16,220

Item 6. Exhibits.

No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of President Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of President Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.3	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: August 14, 2006	By:	/s/ Howard M. Siegel
Name: Howard M. Siegel
Title: Chairman of the Board, Chief Executive Officer

By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer