Form 10-Q
period 2006-09-30
AMERICAN MEDICAL ALERT CORP
filed 2006-11-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,101,724 shares of $.01 par value common stock as of November 8, 2006.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2006 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2006 and 2005 and cash flows for the nine-months ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 8, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	Dec. 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash	$1,615,157	$2,638,984
Accounts receivable
(net of allowance for doubtful accounts of $546,000 and $451,000)	5,175,729	4,354,744
Note receivable	25,324	24,394
Inventory	328,210	332,323
Prepaid expenses and other current assets	976,897	684,336
Deferred income taxes	360,000	309,000

Total Current Assets	8,481,317	8,343,781

FIXED ASSETS
(Net of accumulated depreciation and amortization)	9,184,952	7,810,658

OTHER ASSETS
Long-term portion of note receivable	54,602	73,713
Intangible assets
(net of accumulated amortization of $2,958,810 and $2,229,045)	3,922,741	3,474,252
Goodwill (net of accumulated amortization of $58,868)	8,374,769	6,086,428
Other assets	1,160,535	806,504
	13,512,647	10,440,897
TOTAL ASSETS	$31,178,916	$26,595,336

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$1,114,248	$616,811
Accounts payable	1,438,835	1,120,269
Accounts payable - acquisitions	1,350,295	1,318,103
Accrued expenses and taxes payable	1,481,480	1,305,091
Current portion of capital lease obligations	38,505	24,082
Deferred revenue	249,757	111,428
Total Current Liabilities	5,673,120	4,495,784

DEFERRED INCOME TAX LIABILITY	1,022,000	971,000
LONG-TERM PORTION OF NOTES PAYABLE	3,719,319	2,429,396
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	84,494	-
ACCRUED RENTAL OBLIGATION	382,169	190,230
OTHER LIABILITIES	98,680	125,000
TOTAL LIABILITIES	10,979,782	8,211,410

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 20,000,000 shares; issued 9,069,883 shares in 2006 and 8,765,415 shares in 2005	90,699	87,654
Additional paid-in capital	13,905,350	12,897,151
Retained earnings	6,309,117	5,505,153
	20,305,166	18,489,958
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	20,199,134	18,383,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,178,916	$26,595,336

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Services	$22,465,242	$15,947,129
Product sales	265,946	214,017
	22,731,188	16,161,146
Costs and Expenses (Income):
Costs related to services	10,589,344	7,626,323
Costs of products sold	140,528	117,835
Selling, general and administrative expenses	10,648,000	7,303,891
Interest expense	262,788	32,695
Other income	(393,436)	(275,779)

Income before Provision for Income Taxes	1,483,964	1,356,181

Provision for Income Taxes	680,000	651,000

NET INCOME	$803,964	$705,181

Net income per share:
Basic	$.09	$.08
Diluted	$.09	$.08

Weighted average number of common shares outstanding
Basic	8,896,133	8,370,315

Diluted	9,351,160	9,067,566

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Services	$7,647,105	$5,437,236
Product sales	137,555	58,016
	7,784,660	5,495,252
Costs and Expenses (Income):
Costs related to services	3,596,125	2,751,447
Costs of products sold	70,000	33,152
Selling, general and administrative expenses	3,656,213	2,414,347
Interest expense	87,040	9,607
Other income	(136,139)	(104,202)

Income before Provision for Income Taxes	511,421	390,901

Provision for Income Taxes	232,000	188,000

NET INCOME	$279,421	$202,901

Net income per share:
Basic	$.03	$.02
Diluted	$.03	$.02

Weighted average number of common shares outstanding
Basic	8,989,042	8,616,542

Diluted	9,352,802	9,277,566

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash Flows From Operating Activities:

Net income	$803,964	$705,181

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	-	27,000
Depreciation and amortization	2,524,473	2,193,377
Credit for valuation of put warrant	-	(10,000)
Stock compensation charge	189,911	-
Decrease (increase) in:
Accounts receivable	(670,188)	(725,601)
Inventory	4,113	203,242
Prepaid expenses and other current assets	(292,561)	(312,406)
Increase (decrease) in:
Accounts payable, accrued expenses and other	612,376	43,602
Deferred revenue	138,329	97,248

Net Cash Provided by Operating Activities	3,310,417	2,221,643

Cash Flows From Investing Activities:
Expenditures for fixed assets	(2,902,529)	(1,849,055)
Repayment of notes receivable	18,181	17,595
Payment of accounts payable - acquisitions	(310,872)	-
Purchase of MD OnCall	(2,879,692)	-
Purchase - other	(89,152)	-
Purchase of LIMC	-	(443,643)
Deposit on equipment and software	(95,826)	(232,625)
Increase in other assets	(264,679)	(36,666)
Payment for account acquisitions and
licensing agreement	(31,595)	(238,262)

Net Cash (Used In) Investing Activities	(6,556,164)	(2,782,656)

Cash Flows From Financing Activities:
Principal payments under capital lease obligations	(43,708)	(70,803)
Proceeds from notes payable	2,500,000	-
Repayment of notes payable	(712,640)	(244,940)
Proceeds upon exercise of stock options and warrants	478,268	1,762,177

Net Cash Provided by Financing Activities	2,221,920	1,446,434

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net (Decrease) Increase in Cash	$(1,023,827)	$885,421
Cash, Beginning of Period	2,638,984	3,186,852
Cash, End of Period	$1,615,157	$4,072,273
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR INTEREST	$245,274	$35,468
CASH PAID DURING THE PERIOD FOR INCOME TAXES	$1,243,900	$211,521
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued in connection with acquisition	$343,064	-
Accounts payable due seller in connection with acquisition	343,064	-

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.

2. Results of Operations:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the nine and three months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

Except as described in Notes 3 and 5, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2005 financial statements.

The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3. New Pronouncements:

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 and the adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43,” Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the consolidated results of operations or financial position.

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share Based Payment (see Note 5).

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48, on  its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 is effective for years ending after November 15, 2006. The Company does not expect the provisions of SAB No. 108 will have a material impact on its financial position or results of operations.

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

Through September 30, 2006, the Company has recorded expenses of approximately $1,055,000 in connection with this matter, of which approximately $145,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded during the nine months ended September 30, 2006 and $130,000 for the nine months ended September 30, 2005.

5. Accounting for Stock-Based Compensation:

Prior to 2006, the Company followed Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense was recognized on a straight-line basis for stock awards based on the vesting period and the market price at the date of the award.

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Statement No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006. The Company adopted Statement No. 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the nine and three months ended September 30, 2006, reflects the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of income for the nine and three months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

The following table summarizes stock option activity for the nine months ended September, 30, 2006 and 2005.

September 30, 2006

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,287,283	3.56
Granted	50,000	5.14
Exercised	199,358	1.87
Expired/Forfeited	38,464	4.24
Balance at September 30	1,099,461	3.92	5.22	$1,771,872
Vested and exercisable	1,099,461	3.92	5.22	$1,771,872

September 30, 2005

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,440,845	2.87
Granted	48,658	6.44
Exercised	383,509	2.80
Expired/Forfeited	21,187	2.89
Balance at September 30	1,084,807	3.05	5.72	$4,299,284
Vested and exercisable	1,077,307	3.04	5.70	$4,280,859

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $782,580 and $1,354,005, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the nine months ended September 30, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of September 30, 2006.

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the condensed consolidated statements of income.

	Nine Months Ended Sept 30,	Three Months Ended Sept 30,
	2006	2006
Stock options	$48,911	45,261
Service based awards	60,000	20,000
Performance based awards	81,000	39,650
Tax benefit	(87,360)	(48,260)
Stock-based compensation expense, net of tax	$102,551	56,651

Service Based Awards

In 2006, the Company granted 60,000 restricted shares to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. As of September 30, 2006, no shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The grant date fair value of restricted stock granted during the nine months ended September 30, 2006 was $360,000. As of September 30, 2006, the Company had $300,000 of total unrecognized compensation costs related to unvested restricted stock units expected to be recognized over a weighted average period of 3.95 years.

Performance Based Awards

In 2006, the Company granted share awards for 90,000 shares (up to 18,000 shares per year for the next five years) to an executive. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next five fiscal years ending December 31. The fair value of the performance shares ($540,000) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of September 30, 2006, no shares were vested. As of September 30, 2006, there was $459,000 of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 4.25 years.

The following table illustrates pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to stock-based employee compensation in 2005.

	Nine Months Ended September 30,	Three Months Ended September 30,
	2005	2005
Net income, as reported	$705,181	$202,901
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method, net of tax	(42,048)	(21,270)
Pro forma net income	$663,133	$181,631

Earnings per share:
Basic - as reported	$0.08	$0.02
Basic - pro forma	$0.08	$0.02
Diluted - as reported	$0.08	$0.02
Diluted - pro forma	$0.07	$0.02

6.  Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2006 and 2005 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

Nine Months September 30, 2006	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

Basic EPS - Income available to common stockholders	$803,964	8,896,133	$.09
Effect of dilutive securities -Options and warrants	-	455,027
Diluted EPS - Income available to common stockholders and assumed conversions	$803,964	9,351,160	$.09

Three Months September 30, 2006

Basic EPS -Income available to common stockholders	$279,421	8,989,042	$.03
Effect of dilutive securities -Options and warrants	-	363,760
Diluted EPS - Income available to common stockholders and assumed conversions	$279,421	9,352,802	$.03

Nine Months September 30, 2005

Basic EPS - Income available to common stockholders	$705,181	8,370,315	$.08
Effect of dilutive securities -Options and warrants	-	697,251
Diluted EPS - Income available to common stockholders and assumed conversions	$705,181	9,067,566	$.08

Three Months Ended September 30, 2005

Basic EPS -Income available to common stockholders	$202,901	8,616,542	$.02
Effect of dilutive securities - Options and warrants	-	661,024
Diluted EPS - Income available to common stockholders and assumed conversions	$202,901	9,277,566	$.02

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$138,798
Fixed assets	260,000
Non-compete agreement	50,000
Customer list	1,050,000
Goodwill	2,257,848
Capital lease obligations	(142,625)
Customer deposits	(48,200)
Cost to acquire MD OnCall	$3,565,821

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

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$95,182
Fixed assets	150,000
Non-compete agreement	50,000
Customer list	1,000,000
Goodwill	1,855,871
Cost to acquire ACT	$3,151,053

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

In the case of each of the acquisitions, the Company received a third party valuation of certain intangible assets from Chartered Capital Advisors, Inc. in determining the allocation of the purchase price.

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

Unaudited pro forma results of operations for the nine and three months ended September 30, 2006 and 2005 as if Long Island Message Center, Inc., North Shore Answering Service, Answer Connecticut, Inc., and MD OnCall had been acquired as of the beginning of the earliest period presented follow. The pro forma results include estimates which management believes are reasonable.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenue	$23,254,000	$21,662,000	$7,785,000	$7,269,000
Net income	823,000	935,000	279,000	281,000
Net income per share
Basic	$.09	$.11	$.03	$.03
Diluted	$.09	$.10	$.03	$.03

The unaudited pro forma results of operations for the nine and three months ended September 30, 2006 and 2005 do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been completed at the beginning of the periods presented, or to predict the Company’s results of operations for any future period.

8. Notes Payable:

In March 2006, the Company’s credit facility was amended whereby an additional $2,500,000 was obtained in the form of a term loan. The proceeds were used to finance the acquisition of MD OnCall. Under the amended credit facility, this portion of the term loan is payable in equal monthly principal payments of $41,667. In addition, certain of the covenants were amended.

As of June 30, 2006 and March 31, 2006, the Company was not in compliance with one of the financial covenants in its loan agreement. The lender waived the non-compliance and entered into an amendment to the credit facility which management believes will enable the Company to meet the covenant in the future. As of September 30, 2006, the Company was in compliance with its financial covenants in its loan agreement.

9.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension is through December 31, 2006. During the nine months ended September 30, 2006 and 2005, the Company’s revenue from this contract represented 8% and 13%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP was not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. In September 2006, HRA issued a bid proposal relating to the providing of PERS services. In October 2006, the Company received notice that the bid process was temporarily postponed. As of November 8, 2006, the bid process is still under postponement.

The Company cannot determine (i) when and if the bid process will be continued, (ii) when and if a new RFP will be published, (iii) what the terms of the bid or new RFP will be, (iv) how long the current contract terms will remain in effect or (v) whether AMAC will be the successful bidder on the bid process or new RFP (and if so, under what terms and conditions). While the Company has reduced its dependence on revenue from HCSP, if the Company does not maintain this contract, a significant amount of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, in the event of this occurrence.

As of September 30, 2006 and December 31, 2005, accounts receivable from the contract represented 12% and 11%, respectively, of accounts receivable. Medical devices in service under the contract represented approximately 15% and 17%, respectively, of the total medical devices used for primary monitoring.

10. Segment Reporting:

The Company has three reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”), (ii) Telephone Based Communication Services (“TBCS”) and (iii) Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2006 and 2005:

2006

Nine Months Ended September 30, 2006	HSMS	TBCS	Safe Com	Consolidated
Revenue	$11,566,898	$10,761,383	$402,907	$22,731,188
Income before provision for income taxes	229,788	1,174,390	79,786	1,483,964
Total assets	13,558,684	17,189,726	430,506	31,178,916

Three Months Ended September 30, 2006	HSMS	TBCS	Safe Com	Consolidated
Revenue	$3,850,913	$3,794,472	$139,275	$7,784,660
Income before provision for income taxes	53,756	417,228	40,437	511,421

2005

Nine Months Ended September 30, 2005	HSMS	TBCS	Safe Com	Consolidated
Revenue	$10,857,159	$4,965,407	$338,580	$16,161,146
Income before provision for income taxes	584,769	742,231	29,181	1,356,181
Total assets	12,872,812	8,128,008	921,661	21,922,481

Three Months Ended September 30, 2005	HSMS	TBCS	Safe Com	Consolidated
Revenue	$3,635,677	$1,748,455	$111,120	$5,495,252
Income before provision for income taxes	206,376	168,992	15,533	390,901

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development and marketing of healthcare solutions and that include personal emergency response systems, telehealth/disease management monitoring systems and medication management systems (“HSMS”); (2) telephony based communication services (“TBCS”) and solutions primarily for the healthcare community; (3) pharmacy security monitoring systems. The Company’s products and services are primarily marketed to the healthcare industry, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to approximately 3,000 beneficiaries. Today, that program has doubled to approximately 6,300 units on line and continues to expand throughout the west coast. In 2005, the Company's PERS product was selected by McKesson Corporation as its solution to complement its remote patient monitoring product offering, to be marketed as McKesson Telehealth Assist™, a step which the Company believes will permit further expansion of its PERS business through McKesson's distribution network.

In 2001, the Company entered the emerging telehealth market, an industry in its development stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. Management believes the provision of health monitoring technologies and services is a natural extension to its safety monitoring offering.

With an established presence in the home from its PERS product, the Company entered into a marketing and technology agreement with certain exclusive rights with Health Hero Networks, Inc. in 2001. The Company marked its entrance into the telehealth/disease management monitoring market initially as a provider of the Health Buddy® System. In the fourth quarter of 2003, the Company launched the commercial introduction of a device known as the PERS Buddy®.

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

The Company diversified its products/service mix to include telephony based communication services (“TBCS”) for professionals in the healthcare community. The rationale to enter this segment had several components. These include targeting existing customer relationships, leveraging existing infrastructure capability, and establishing an additional significant revenue source. The Company’s entry into the TBCS market was accomplished initially through acquisition and later through internally generated sales growth coupled with acquisitions. The TBCS segment accounted for 47% of the Company’s revenues through September 30, 2006. The Company believes that TBCS will continue to be a significant business segment going forward and intends to pursue further acquisitions in this area.

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

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, over 785 stores are monitored with this technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Although currently providing a small annual revenue contribution, the Company believes a significant opportunity exists and will continue to test the market potential for the remainder of 2006 and into 2007.

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

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands (000’s)	2006	%	2005	%	2006	%	2005	%
Revenues
HSMS	3,851	49%	3,636	66%	11,567	51%	10,857	67%
TBCS	3,795	49%	1,748	32%	10,761	47%	4,965	31%
Safe Com	139	2%	111	2%	403	2%	339	2%

Total Revenues	7,785	100%	5,495	100%	22,731	100%	16,161	100%

Cost of Services and Goods Sold
HSMS	1,714	45%	1,699	47%	5,180	45%	4,946	46%
TBCS	1,900	50%	1,017	58%	5,363	50%	2,596	52%
Safe Com	52	37%	68	61%	187	46%	202	60%

Total Cost of Services and Goods Sold	3,666	47%	2,784	51%	10,730	47%	7,744	48%

Gross Profit
HSMS	2,137	55%	1,937	53%	6,387	55%	5,911	54%
TBCS	1,895	50%	731	42%	5,398	50%	2,369	48%
Safe Com	87	63%	43	39%	216	54%	137	40%

Total Gross Profit	4,119	53%	2,711	49%	12,001	53%	8,417	52%

Selling, General & Administrative	3,656	47%	2,414	44%	10,648	47%	7,304	45%
Interest Expense	87	1%	10	0%	263	1%	33	0%
Other Income	(135)	(2)%	(105)	(2)%	(393)	(2)%	(276)	(2)%

Income before Income Taxes	511	7%	391	7%	1,484	7%	1,356	8%

Provision for Income Taxes	232		188		680		651

Net Income	279		203		804		705

Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue of the segment.

Results of Operations:

The Company has three distinct operating business segments, which are HSMS, TAS and Safe Com. The HSMS and TAS are the two significant segments which generate and produce approximately 98% of the Company’s revenue and net income, while Safe Com has a minimal impact on these areas; therefore, the operations of Safe Com are not further analyzed below.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $215,000, or 6%, for the three months ended September 30, 2006 as compared to the same period in 2005. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following factor:

•
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (“PERS”) were placed online from December 2003 through the first quarter of 2004. This account has now grown to approximately 6,300 PERS online and accounted for approximately a $48,000 increase in revenue during the three months ended September 30, 2006 as compared to the same period in the prior year .

•
In late 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,400 subscribers and accounted for an approximate $25,000 increase in revenue during the three months ended September 30, 2006.

•
In 2006, the Company commenced the sale of its newly developed senior living community based emergency monitoring systems to retirement communities. The Company’s newly developed proprietary system will enable senior living communities to enhance their residential offerings. This has accounted for approximately $42,000 in revenue for the three months ended September 30, 2006. The Company plans to aggressively pursue this product opportunity through its sales and marketing efforts.

The remaining increase in revenue is from the increase in the execution of new agreements as well as the increased number of subscribers currently utilizing the PERS device within the remainder of the customer base. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

 TBCS

The increase in revenues of approximately $2,047,000, or 117%, for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•
During 2006 and the fourth quarter of 2005, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional revenue for the three months ended September 30, 2006, as compared to the same period in 2005, of approximately $1,981,000. The acquisitions were as follows:

•
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $499,000 of revenue the three months ended September 30, 2006. The Company believes the acquisition of NSAS will help facilitate its growth within the Long Island/New York geographical area.

•
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $774,000 of revenue for the three months ended September 30, 2006. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

•
In March 2006, the Company purchased the assets of Capitol Medical, Inc. and Rhode Island Medical Bureau (“MD OnCall”). As a result of this acquisition, the Company realized approximately $708,000 of revenue for the three months ended September 30, 2006. The Company believes this acquisition will further facilitate its expansion into the Northeast geographical area.

•
The Company experienced revenue growth within its existing telephone answering service businesses of approximately $128,000, as compared to the same period in 2005. This growth is due to the execution of new agreements with healthcare and hospital organizations as a result of its daytime communication service offerings. The Company has experienced growth in this business segment and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations, as evidenced by its latest agreement with a hospital organization in which the providing of daytime services commenced in January 2006. This growth was partially offset by a rate renegotiation with one of its large physician based customers resulting in a decrease in revenue of approximately $60,000.

•	Along with the plan to grow the TBCS segment through its daytime communication service offerings, the Company continues to evaluate potential additional TBCS business acquisitions.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $15,000 for the three months ended September 30, 2006 as compared to the same period in 2005, an increase of 1%, primarily due to the following:

•
During 2005 and into 2006, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $30,000 in 2006 as compared to the same period in 2005. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base. The Company believes it currently has the appropriate number of personnel to handle the increased call volume.

•
During 2006, the Company hired a Manager of Engineering and Fulfillment at a rate of $95,000 per annum. This accounted for approximately $24,000 of increased costs as compared to the same period in the prior year. The Company believes the hiring of this Manager was an integral part of its business plan to consolidate its Engineering and Fulfillment center into Long Island City and well as assist in the transition of conducting upgrades and repairs in house.

•
In 2006, the Company took possession of additional space located in Long Island City with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. As a result of taking possession of this premises, the Company recorded approximately $30,000 of additional rent expense for the three months ended September 30, 2006, as compared to the same period in the prior year, relating to the warehouse and distribution center. The Company’s lease obligations for its previous warehouse and distribution center ceased as of June 30, 2006.

This increase was partially offset by a reduction of upgrades and repairs that were performed by an outside third party. As part of the Company’s relocation of its engineering and fulfillment center, the Company commenced the upgrading and repairing of units in house. This has resulted in a decrease of approximately $65,000 of costs related to these activities. As the Company continues to make this transition, it believes that a greater percentage of upgrades and repairs will be performed in house moving forward and result in increased cost savings.

 TBCS:

Costs related to services and goods increased by approximately $883,000 for the three months ended September 30, 2006 as compared to the same period in 2005, an increase of 87%, primarily due to the following:

•
With the continued increase in business in its existing telephone answering services, specifically in its daytime answering service, the Company has continued to hire additional telephone answering service supervisors and operators in its Long Island City location. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $44,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•
During 2006 and the fourth quarter of 2005, as discussed above, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional costs related to sales for the three months ended September 30, 2006 of approximately $839,000. The costs related to sales in regard to the acquisitions were as follows: NSAS - $227,000; ACT - $316,000 and MD OnCall - $296,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $1,242,000 for the three months ended September 30, 2006 as compared to the same period in 2005, an increase of 51%. The increase is primarily attributable to the following:

•
The Company incurred approximately $804,000 of selling, general and administrative expenses for the three months ended September 30, 2006 as a result of the acquisition of three telephone answering service businesses during 2006 and the fourth quarter of 2005. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

•
During the second quarter of 2006, the Company hired a Controller and Human Resources director. During this period the Company also moved its accounting department from its Oceanside, New York location to its Long Island City, New York facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Oceanside and, therefore incurred additional payroll costs while transitioning this change in location. These items along with general rate increases for existing personnel accounted for approximately $60,000 of increased payroll and associated payroll tax costs as compared to the same period in the prior year. The Company believes the hiring of these employees was necessary to handle the increased workload in both the accounting and human resources departments.

•
In the third quarter of 2006, the Company expanded its health benefit options to its employees. As a result of these expanded benefits, the Company experienced an increase in the number of employee’s participating. This, along with increased benefits costs, resulted in approximately a $55,000 increase for the three months ended September 30, 2006 as compared to the same period in the prior year. The Company believes this will help to minimize employee turnover.

•
Certain executives entered into new employment agreements whereby effective January 1, 2006 their salaries were increased and they received certain stock grants. As a result of these new agreements, the Company recorded approximately $85,000 of additional compensation expense, including payroll taxes, for the three months ended September 30, 2006 as compared to the same period in 2005.

•
In August 2006, the Company granted an aggregate of 50,000 stock options to purchase common stock to its independent Board of Directors. In accordance with FASB Statement No. 123(R), which the Company adopted on January 1, 2006, the Company recognized an expense of approximately $45,000. Prior to the adoption of this Statement, the Company was not required to record the issuance of stock options to purchase common stock as an expense.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting expense, which were partially offset by a reduction in amortization relating to the HSMS segment.

Interest Expense:

Interest expense for the three months ended September 30, 2006 and 2005 was approximately $87,000 and $10,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2005 of $2,550,000 and in March 2006 of $2,500,000 for the purpose of financing its acquisitions of ACT and MD OnCall, respectively.

Other Income:

Other income for the three months ended September 30, 2006 and 2005 was approximately $136,000 and $104,000, respectively. Other Income for the three months ended September 30, 2006 and 2005 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $117,000 and $83,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2006 was approximately $511,000 as compared to $391,000 for the same period in 2005. The increase of $117,000 for the three months ended September 30, 2006 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $710,000, or 7%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscriber’s residences. The increase is primarily attributed to the following factors:

•
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement, which was executed in November 2003, whereby over 3,000 Personal Emergency Response Systems (“PERS”) were placed online from December 2003 through the first quarter of 2004. This account, which now has grown to approximately 6,300 PERS online, has resulted in approximately $238,000 more revenue in 2006 as compared to the same period in 2005. The Company anticipates that the growth in this account will continue.

•
In late 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,400 subscribers and accounted for an approximate $97,000 increase in revenue during 2006 as compared to the same period in the prior year.

The remaining increase in revenue is from the increase in the execution of new agreements, the increase in the number of subscribers currently utilizing the PERS device within the remainder of the customer base as well as the Company increasing its sale of products to retirement communities. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

 TBCS

The increase in revenues of approximately $5,796,000, or 117%, for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the following:

•
During 2006 and the fourth quarter of 2005, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional revenue for the nine months ended September 30, 2006, as compared to the same period in 2005, of approximately $5,191,000. The acquisitions were as follows:

•
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $1,518,000 of revenue in 2006. The Company believes the acquisition of NSAS will help facilitate its growth within the Long Island/New York geographical area.

•
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $2,181,000 of revenue in 2006. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

•
In March 2006, the Company purchased the assets of Capitol Medical, Inc. and Rhode Island Medical Bureau (“MD OnCall”). As a result of this acquisition, the Company realized approximately $1,492,000 of revenue in 2006. The Company believes this acquisition will further facilitate its expansion into the Northeast geographical area.

•
The Company experienced revenue growth within its existing telephone answering service businesses of approximately $618,000, as compared to 2005. This growth is due to the execution of new agreements with healthcare and hospital organizations as a result of new daytime communication service offerings, as well as increases in the physician base. The Company has experienced strong growth in this business segment and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations, as evidenced by its latest agreement with a hospital organization in which the providing of daytime services commenced in January 2006, and to physicians through its marketing strategies. This growth was partially offset by a rate renegotiation from one of its large physician based customers resulting in a decrease in revenue of approximately $140,000.

•
In May 2005, the Company acquired the assets of a telephone answering service, Long Island Message Center (LIMC). As a result of this acquisition the Company recorded approximately $127,000 of additional revenue for the nine months ended September 30, 2006 as compared to the same period in 2005.

•	Along with the plan to grow the TBCS segment through its daytime communication service offerings, the Company continues to evaluate potential additional TBCS business acquisitions.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $234,000 for the nine months ended September 30, 2006 as compared to the same period in 2005, an increase of 5%, primarily due to the following:

•
During 2005 and into 2006, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $132,000 in 2006 as compared to the same period in 2005. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base. The Company believes it currently has the appropriate number of personnel to handle the increased call volume.

•
During 2006, the Company hired a Manager of Engineering and Fulfillment at a rate of $95,000 per annum. In addition, during the second quarter of 2006, the Company moved its fulfillment and warehouse distribution center from Mt. Laurel, New Jersey into its Long Island City facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Mt. Laurel and, therefore incurred additional payroll costs while transitioning this change in location. These items accounted for approximately $145,000 of increased costs as compared to the same period in the prior year. The Company believes, as part of its overall consolidation initiative, that the Company will realize significant cost efficiencies as a result of this move of its fulfillment and warehouse distribution center to its LIC facility.

This increase was partially offset by a reduction of upgrades and repairs that were performed by an outside third party. As part of the Company’s relocation of its engineering and fulfillment center, the Company commenced the upgrading and repairing of units in house. This has resulted in a decrease of approximately $75,000 of costs related to these activities. As the Company continues to make this transition, it believes that a greater percentage of upgrades and repairs will be performed in house moving forward and result in increased cost savings.

 TBCS:

Costs related to services and goods increased by approximately $2,767,000 for the nine months ended September 30, 2006 as compared to the same period in 2005, an increase of 107%, primarily due to the following:

•
With the continued increase in business in its existing telephone answering services, specifically in its daytime answering service, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City location, especially in the second half of 2005 as a result of the Company executing agreements with hospital organizations throughout 2005. The increase in daytime service business has continued into 2006 as evidenced by an additional hospital commencing service in January 2006. In addition, in July 2005 the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $473,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

•
During 2006 and the fourth quarter of 2005, as discussed above, the Company purchased the assets of three separate telephone answering service businesses which resulted in additional costs related to sales for the nine months ended September 30, 2006 of approximately $2,083,000. The costs related to sales in regard to the acquisitions were as follows: NSAS - $572,000; ACT - $870,000 and MD OnCall - $641,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $3,344,000 for the nine months ended September 30, 2006 as compared to the same period in 2005, an increase of 46%. The increase is primarily attributable to the following:

•
The Company incurred approximately $2,190,000 of selling, general and administrative expenses as a result of the acquisition of three telephone answering service businesses during 2006 and the fourth quarter of 2005. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

•
In early 2006, the Company obtained additional space in Long Island City with the intention of consolidating its warehouse and distribution center and accounting department into the location where its principal New York HSMS and TBCS call center is located. For a period of time, the Company was still conducting its warehouse and distribution center and accounting operation from their original locations. As a result of this, the Company recorded approximately $190,000 of additional rent expense.

•
During the second quarter of 2006, the Company hired a Controller and Human Resources director. During this period the Company also moved its accounting department from its Oceanside, New York location to its Long Island City, New York facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Oceanside and, therefore incurred additional payroll costs while transitioning this change in location. These items along with general rate increases for existing personnel accounted for approximately $125,000 of increased payroll and associated payroll tax costs as compared to the same period in the prior year. The Company believes the hiring of these employees was necessary to handle the increased workload in both the accounting and human resources departments.

•
In the third quarter of 2006, the Company expanded its health benefit options to its employees. As a result of these expanded benefits, the Company experienced an increase in the number of employee’s participating. This, along with increased benefits costs, resulted in approximately a $70,000 increase as compared to the same period in the prior year. The Company believes this will help to minimize employee turnover.

•
Certain executives entered into new employment agreements whereby effective January 1, 2006 their salaries were increased and they received certain stock grants. As a result of these new agreements, the Company recorded approximately $216,000 of additional compensation expense, including payroll taxes, as compared to the same period in 2005.

•
As a result of the Company executing new agreements with healthcare and hospital organizations in 2006, the Company recorded additional commission expense of $155,000 due to a salesperson for the nine months ended September 30, 2006.

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

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting expense, travel and entertainment expense and bad debt expense.

Interest Expense:

Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $263,000 and $33,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2005 of $2,550,000 and in March 2006 of $2,500,000 for the purpose of financing its acquisitions of ACT and MD OnCall, respectively. Interest rate increases in 2006 also have contributed to the increase.

Other Income:

Other income for the nine months ended September 30, 2006 and 2005 was approximately $393,000 and $276,000, respectively. Other Income for the nine months ended September 30, 2006 and 2005 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $318,000 and $240,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2006 was approximately $1,484,000 as compared to $1,356,000 for the same period in 2005. The increase of $128,000 for the nine months ended September 30, 2006 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

In March 2006, the Company obtained an additional $2,500,000 term loan, the proceeds of which were utilized to finance the acquisition of MD OnCall and Capitol Medical Bureau.

As of September 30, 2006, the Company has a credit facility of $6,850,000, which includes a term loan in the original amount of $5,350,000 and a revolving credit line that permits maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loan bear interest at either (a) LIBOR plus 2.25% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 2.0% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater. The term loan is payable in equal monthly principal payments of $91,667 over five years while the revolving credit line is available through May 2008. The outstanding balance on the term loan at September 30, 2006 was $4,800,000 and there were no amounts outstanding on the revolving credit line at September 30, 2006. As of November 8, 2006, the Company had $300,000 outstanding on its revolving credit line.

As of September 30, 2006, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of September 30, 2006:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$	- 0 -
Debt (a)		$4,833,567	$1,114,248	$3,319,319	$400,000
Capital Leases (b)		$122,999	$38,505	$84,494
Operating Leases (c)		$9,284,745	$957,664	$2,391,969	$1,473,533	$4,461,579
Total Contractual Obligations		$14,241,311	$2,110,417	$5,795,782	$1,873,533	$4,461,579

(a)	- Debt includes the Company’s term loan in the original amount of $5,350,000 which matures in March 2012, as well as loans associated with the purchase of automobiles.

(b)	- Capital leases include the leases of telephony equipment associated with the Company’s telephone answering service in its Rhode Island location.

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

Net cash provided by operating activities was approximately $3.3 million for the nine months ended September 30, 2006, as compared to approximately $2.2 million for the same period in 2005. During 2006, increases in cash provided by operating activities from depreciation and amortization of approximately $2.5 million, increases in liabilities of $0.8 million and net earnings of approximately $0.8 million were partially offset by an increase in trade receivables of approximately $0.7 million. The increase in liabilities is related to the Company’s increased capital expenditures, acquisition of a telephone answering service business and increased income tax obligations. The increase in trade receivables is primarily due to the following reasons: (i) the Company consummated acquisitions which resulted in approximately $0.3 million of increased receivables through the normal course of business, (ii) with the Company expanding its daytime service offerings to homecare and hospital organizations, the number of days receivables remaining outstanding has increased as these organizations typically process invoices slower than the physician based customer who receives the traditional answering service offering (accounts for approximately $0.2 million of the increased receivable), and (iii) the Company reimbursement under the HRA program due in the month of September in the amount of approximately $0.2 million was delayed due to computer processing issues. Such amount was paid in October 2006 and the computer processing issues have been resolved.

Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $6.6 million as compared to $2.8 million in the same period in 2005. The primary components of net cash used in investing activities in 2006 were the acquisition of telephone answering service businesses and capital expenditures. The payments towards acquisition of telephone answering service businesses were approximately $3.3 million and capital expenditures were approximately $2.9 million. Capital expenditures for 2006 primarily relate to the continued production and purchase of the traditional PERS system as well as construction performed on new facilities. The primary components of net cash used in investing activities in 2005 were capital expenditures of $1.8 million and the acquisition of a telephone answering service business of $0.4 million.

Cash flows for the nine months ended September 30, 2006 provided by financing activities were approximately $2.2 million compared to $1.4 million for the same period in 2005. The primary component of cash flow provided by financing activities in 2006 were proceeds received from additional borrowings. The proceeds from the borrowing were $2.5 million and were primarily used for the acquisition of a telephone answering service. The primary component of cash flow provided by financing activities in 2005 was proceeds received of approximately $1.8 million from the exercise of stock options and warrants.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.75 - $3.25 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems, its retirement facility resident monitoring systems and the production of its Med-Time pill dispenser (this includes outstanding purchase orders issued to purchase approximately $1,050,000 of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product and Med-Time dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.3 - $0.5 million over the next twelve to eighteen months.

As of September 30, 2006, the Company had approximately $1.6 million in cash and the Company’s working capital was approximately $2.8 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million of which no amounts were outstanding at September 30, 2006.

Off-Balance Sheet Arrangements:

As of September 30, 2006, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064 to be paid to the Seller within twelve months from the date of the executed agreement, of which $170,032 was paid in October 2006. The Company also recorded finder and professional fees of approximately $183,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The results of operations of MD OnCall are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

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

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service (“NSAS”), a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $2,719,461 and consisted of an initial cash payment of $2,175,569 and $543,892 to be paid twelve months from the date of the executed agreement, of which $393,892 was paid in October 2006. The Company also recorded professional fees of approximately $82,000.

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

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location with the intention of consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. The leases expire in March 2018, call for minimal annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the term of the agreements. The Company is also responsible for the reimbursement of its share of real estate taxes.

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

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. In September 2006, HRA issued a bid proposal relating to the providing of PERS services. In October 2006, the Company received notice that the bid process was temporarily postponed. As of November 8, 2006, the bid process is still under postponement.

The Company cannot determine (i) when and if the bid process will be continued, (ii) when and if a new RFP will be published, (iii) what the terms of the bid or new RFP will be, (iv) how long the current contract terms will remain in effect or (v) whether AMAC will be the successful bidder on the bid process or new RFP (and if so, under what terms and conditions). While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to September 2006, the Company does not maintain this contract, approximately 8% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of September 30, 2006 and December 31, 2005, accounts receivable from the contract represented 12% and 11%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 15% and 17%, respectively, of medical devices used for primary monitoring.

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

Through September 30, 2006, the Company has expensed approximately $1,055,000 in connection with this matter, of which approximately $145,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2006. The Company anticipates the total charge to complete this upgrade program to range from $1,100,000 to $1,300,000.

Recent Accounting Pronouncements:

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 and the adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43,” Chapter 4 (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 is effective for years ending after November 15, 2006. We do not expect the provisions of SAB No. 108 will have a material impact on its financial position or results of operations.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $546,000 as of September 30, 2006, which is equal to 9.6% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $57,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $57,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $8,374,769 and $6,086,428 at September 30, 2006 and December 31, 2005, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

None

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

AMERICAN MEDICAL ALERT CORP.

Dated: November 14, 2006	By:	/s/ Howard M. Siegel
Name: Howard M. Siegel
Title: Chairman of the Board, Chief Executive Officer

By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer