Form 10-K
period 2006-12-31
AMERICAN MEDICAL ALERT CORP
filed 2007-04-02
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.
(Name of Small Business Issuer in Its Charter)

New York		11-2571221
(State or Other Jurisdiction of		(I.R.S.Employer
Incorporation or Organization)		Identification No.)

3265 Lawson Boulevard, Oceanside, New York		11572
(Address of Principal Executive Offices)		(Zip Code)

(516) 536-5850
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 per share	NASDAQ

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of the last day of the registrant's most recently completed second fiscal quarter, was $41,793,198.

Aggregate number of shares of Common Stock outstanding as of March 20, 2007: 9,264,244

PART I

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our contract with the City of New York, costs related to ongoing FCC remediation efforts, our expansion plans and product liability risks. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors described herein and any other cautionary statements contained in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Overview:

The Company was formed in 1981 as a New York Corporation. The Company’s principle business is the provision of healthcare communication and monitoring services. These services are provided through two separate reporting segments. The first segment, Health Safety and Monitoring Services (“HSMS”) is comprised of the development and marketing of healthcare solutions and remote patient monitoring systems that include personal emergency response systems (“PERS”), telehealth/health management systems and medication management systems. The second segment, Telephony Based Communication Services (“TBCS”) includes, the provision of telephone answering services primarily to the healthcare community including traditional after hours services and “Daytime Service” applications. The Company also provides a complimentary service under the brand name SafeCom. SafeCom provides security monitoring systems to pharmacies. The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers.

Company History:
Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The PERS business was the entry point for the Company into the healthcare field, permitting the Company to establish a network of customers and strategic alliances which developed as the foundation for the Company's expansion into multiple product lines. For the fiscal year ending 2006, HSMS accounted for 50% of the Company’s revenue.

The Company's Diversification into TBCS:

Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community. This diversification program began with the acquisition of the Company's first telephone answering service business in 2000, known as HCI. Since that time the Company has expanded its telephone answering service business through ten acquisitions as well as internally generated growth.

In order to accommodate the planned growth of this business, the Company has built or acquired nine communication centers. Plans are currently underway to link each of the communication centers in order to leverage the Company’s overall scope, scale and capability. The Company’ acquisition strategy has established a footprint throughout the Mid Atlantic, Southern New England and Midwestern regions.

Throughout 2006, the Company broadened its capabilities to service specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by the expanded TBCS client base. In response to these expressed needs, the Company developed and implemented various specialized healthcare communication solutions that have resulted in the execution of numerous multi-year service contracts for the provision of these services. These solutions continue in creating significant opportunities for long-term revenue enhancement.

For the fiscal year ended December 31, 2006 the segment represented 48% of the Company’s revenue.

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

The Company experienced significant technical difficulty with the products provided by its current technology provider, which has affected both the current customer base and the Company’s ability to market the products to new customers. Towards this end, the Company has been addressing, with its primary vendor, the technological issues with its current products and is exploring opportunities with other technology vendors to facilitate its ability to exploit the market opportunities in this field. Despite the challenges in connection with the initial products it has deployed in this emerging market, management remains committed to its investment in telehealth.

Other Products:

To round out the Company’s portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed under the name Med-Time®. The Company sells its device, which is part of its HSMS segment, to the same customer base utilizing PERS services as well as through web retailers and directly to consumers. The Company is currently developing an enhanced medication management appliance to further augment its portfolio with a med-management appliance containing rich monitoring features. The new appliance is expected to be commercialized in the second half of 2007.

The Company’s third reporting segment, SafeCom pharmacy security monitoring systems, offers equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, 850 stores are monitored with this technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Going forward this reporting segment will be consolidated into the HSMS reporting segment.

The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field. Moreover, based on the Company’s aggressive growth strategy, management believes its TBCS business will allow the Company to become the largest provider of these specialized healthcare communication services.

COMPREHENSIVE BUSINESS DESCRIPTION:

A. General

American Medical Alert Corporation (“AMAC” or the “Company”) is a corporation incorporated under the laws of the State of New York in 1981. As used herein, the term “AMAC” or “Company” means, unless the context requires otherwise, the Company and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., Safe Com, Inc., North Shore Answering Services, Answer Connecticut Acquisition Corp., MD OnCall Acquisition Corp. and American Mediconnect Acquisition Corp.

AMAC is a healthcare communications company, with three reporting segments: (i) Health and Safety Monitoring Systems (“HSMS”) (ii) Telephony Based Communication Services (“TBCS”), and (iii) Pharmacy Security Monitoring Systems (“SafeCom”). AMAC’s objective is to achieve higher levels of capital efficient profitable growth. To accomplish this, the Company’s management operates its business consistent with certain strategic principles to leverage various healthcare communication and monitoring services through centralized call centers to enhance and diversify the Company’s revenue stream and earning capacity. The Company is committed to attaining leadership positions in its market segments through the incorporation of monitored appliances and systems and the development of innovative call center solutions.

The Company’s financial model is the generation of monthly recurring revenues (MRR). Under this model, each operating division generates a prescribed monthly fee for services and equipment rendered throughout the duration of the service agreement. For the year ended December 31, 2006, approximately 96% of the Company’s revenue was generated from MRR. The remaining 4% was derived from one time installation charges and product sales.

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

In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. to provide the Company’s flagship personal emergency response systems under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently be offered at Walgreens stores in selected markets and on a national scale through Walgreen’s website. The Company believes the Walgreen relationship will provide a significant opportunity for AMAC to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

Third Party Reimbursed Programs: The Company’s PERS are on the Centers for Medicare and Medicaid (“CMS”) list of approved monitoring devices. Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded home care services programs. AMAC believes that the use of home care as an alternative to institutional care will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products. In 2006, 13% of AMAC’s revenue was derived from contracts with Medicaid reimbursed programs for PERS services. These programs operate under a rental and monitoring agreement under which there is an installation and monthly service fee per subscriber billed to the appropriate agency.

Distributor Network: AMAC has developed a network of Direct Service Providers, (“DSPs”) to establish and manage VoiceCare programs in their local communities. DSPs may be a hospital system, home health care agency, hospice, senior living facility, durable medical equipment vendor or one of several other types of entities that interact with elderly, infirm or disabled individuals.

In 2004, AMAC introduced ProviderLink, a secure PERS management web tool for DSPs to directly access and manage their PERS programs from any internet ready computer. During 2005 the Company recognized certain operational efficiencies as a result of its customers migrating to a paper-light program management tool. The Company plans on expanding the capabilities of this provider tool in 2007 to further support DSP growth activities.

Purchase and Monitoring Program (“PMP”): AMAC’s VoiceCare system is also utilized by assisted living and senior housing facilities to offer additional protection to elderly residents. Facilities operate under a PMP Agreement whereby all necessary equipment is purchased. The facility provides primary monitoring for their residents and some employ AMAC’s ERC to serve as their back-up center. In 2006 the Company released ResiLink, an enhanced software package for its facility monitoring platform. The software supports senior living facility personnel in managing residential monitoring activities. Enhancements include new reporting capabilities, detailed identification of PERS signals, and support utilities. Additionally, in 2007, the Company has commenced R&D related to improving its facility- based PERS product hardware offerings. The Company anticipates commercialization of its new, facility-based technology offering during the third quarter of 2007.

Med-Time®

Complementary to the Company’s PERS is the MED-TIME device, an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999. This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums to maintain exclusivity. Thereafter, the agreement converted to an evergreen with annual purchase minimums of 1,500 units. The Company has met all the minimums with PharmaCell to date and continues to maintain exclusivity. MED-TIME helps to ensure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance. MED-TIME is a valuable asset to visually handicapped, medically or mentally challenged patients and as well as patients on complex daily medication regimens. MED-TIME contains a tray with twenty-eight compartments. At preprogrammed times, one to four times a day, the dispenser reminds the client to access and take the medication. The reminder signal for the stand-alone device remains active for the lesser of thirty minutes or until the medication is removed from the device. Compliance with the medication regimen automatically resets the device. Non- adherence to medication regimens leads to 10 to 25 percent of hospital and nursing home admissions each year, and the Company believes there are additional opportunities to support the healthcare community caregiver in addressing this issue. In addition to the Med-Time product, the Company is currently engaged in the development of a next generation med-management appliance enhanced with monitoring features to expand its product offering to address this critical component of patient care.

Med-Time is marketed and distributed through all four of AMAC’s primary channels.

2. Telephony Based Communication Services ("TBCS")

The Company provides TBCS to physicians, hospitals, homecare, hospice and other healthcare organizations at two communication centers under the brand names H-LINK® OnCall, Live Message America (“LMA”), North Shore ("NSAS"), Answer Connecticut ("ACT"), MD OnCall Acquisition Corp. (“MD OnCall”) and American Mediconnect Acquisition Corp. (“AMI”) which includes the brands American Mediconnect and PhoneScreen. At 2006 year end, the TBCS segment accounted for 48% of the Company’s gross revenue and is its fastest growing segment.

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

Traditionally, the primary focus of TBCS was to manage clinically-urgent and time-sensitive after-hours calls. In addition to the core telephone answering services provided, TBCS markets daytime services solutions as H-LINK “Interactive Intelligence Center”. This service provides healthcare organizations with solutions to manage patient/provider interactions that maximize service performance, increase productivity, and enhance quality control with fee schedules that are materially less than existing in-sourced solutions.

The TBCS service line is marketed and distributed to four primary channels: Individual and multiple physician; integrated hospital networks, homecare agencies and healthcare group purchasing organizations.

Over the last twelve months several significant healthcare organizations have executed agreements with the Company to provide daytime solutions and services. TBCS daytime services are geared primarily towards hospitals and managed care organizations. The MRR associated with these contracts significantly exceed the average MRR of traditional answering service clients and is now providing significant increases within this reporting segment. Management believes its daytime services will continue to contribute material increases in revenue and earnings throughout 2007 as the efficacy of these programs become more fully validated and documented.

In December 2006 the Company acquired PhoneScreen, Inc. (“PhoneScreen”). PhoneScreen is a company founded 15 years ago that specializes in the recruitment of patients for clinical trials. PhoneScreen’s customers are pharmaceutical companies and Contract Research Organizations (CRO) CRO’s are organizations that offer pharmaceutical companies and medical entities a wide range of pharmaceutical research services which include the development and execution of clinical trials.

There are two components of this business; the first aspect of the business consists of traditional call center functions. Advertisements are placed to recruit participants who are afflicted with a particular ailment, condition or symptom. Those individuals responding to the ad are directed to call a toll free number. PhoneScreen personnel receive those calls and screen the caller based on a set of directives provided by the CRO or pharmaceutical company. Callers who meet the criteria are forwarded to the medical entity for final clinical screening and possible acceptance into the clinical trial. The second portion of this business model relates to developing the screening criteria, granular reporting, QA compliance and trend analysis.

The Company has completed ten acquisitions to date. For 2007, the Company will primarily focus on growing this segment through sales and marketing efforts.

3.  Telehealth/Disease Management Monitoring (“TH/DMM”)

The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has also experienced technological difficulties with the products provided by its primary vendor and is taking steps to address the issues posed by this. The Company continues to focus efforts on other alternatives to exploit this promising market. The Company believes that it is uniquely positioned to be successful in this market, notwithstanding the early difficulties it has experienced.

4. SAFECOM, INC. - Pharmacy -Security Monitoring Systems

SafeCom, Inc. offers monitoring technology products and safety monitoring to drug stores, 24-hour pharmacies and national and regional retailers. In 2006, SafeCom represented 2% of the Company’s gross revenue. Under the Silent Partner brand, the Company provides safety, environmental and device functionality monitoring systems and services integrating key aspects of audio technology and access control systems. The Silent Partner System functions by transmitting emergency signals to the monitoring center, where trained personnel scan audio from microphones placed in an environment to pinpoint the exact location of duress, monitor and record the event, and dispatch local law enforcement. This solution helps minimize employee risk, reduces loss and assists law enforcement agencies in identification and apprehension. SafeCom device functionality monitoring screens passive signals such as, loss of power to DVR/VCR, tape replacement and non-record status.

5. Production/Purchasing

The Company outsources the manufacturing and final assembly of its core product lines. Sources are selected through competitive bids, past performance and accessibility to the engineering process. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that, in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative subcontractors as required to fulfill its needs without any material adverse effect to the Company’s operations. With the exception of several proprietary components, which are manufactured to the Company’s specifications, the manufacturing of the Company’s product lines requires the use of generally available electronic components and hardware. Product and technology currently provided by HHN related to the Company's telehealth business are considered a sole source supply arrangement, and the Company could require the use of significant funds and resources in the event HHN did not continue to provide these supplies to the Company. The Company has a long term agreement with HHN, and does not anticipate that HHN will be unable to meet its future supply commitments As noted earlier, the Company has had technology concerns with the HHN products and is attempting to negotiate a corrective action plan with HHN to improve the situation.

As of March 2007, The Company operates eight (8) call centers:

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

This site serves as the call center for telephone answering services provided by the Company’s LMA subsidiary and services the Company’s Southern New Jersey and Philadelphia telephone answering service customer base. Upon completion of the 2006 upgrade, this Center is compatible with the Long Island City, New York call center. These upgrades allow for significant additional service capability, providing eventual redundancy and overflow as well as single site operational capability during selected time periods to further realize operational efficiencies.

•	Port Jefferson, New York

This site serves as the call center for telephone answering services provided by the Company’s NSAS subsidiary and services the Company’s Long Island TBCS customer base.

•	Newington, Connecticut

This site serves as the one of the two call centers for telephone answering services provided by the Company’s ACT subsidiary and services the Company’s Connecticut TBCS customer base. This site also serves as the back-up center for the Company’s PERS Emergency Response Center and Client Services

•	Springfield, Massachusetts

This site serves as the one of the two call centers for telephone answering services provided by the Company’s ACT subsidiary and services the Company’s Massachusetts TBCS customer base.

•	Cranston, Rhode Island

This site serves as the call center for telephone answering services provided by the MD OnCall subsidiary and services the Company’s Rhode Island TBCS customer base.

•	Rockville, Maryland

This site serves as the call center for telephone answering services provided by MD OnCall subsidiary and services the Company’s Maryland TBCS customer base.

•	Chicago, Illinois

This site serves as the call center for telephone answering services provided by the Company’s AMI subsidiary, the latest TBCS acquisition and services the Company’s Illinois TBCS customer base.

D. Marketing/Customers

The Company markets its portfolio of healthcare communication services and monitoring devices to integrated hospital systems, home healthcare providers, community service organizations, government agencies, third party insurers, as well as private pay clients. The Company believes there are several compelling industry and population trends that will continue to drive utilization of its products and services. Within our HSMS segment, the aging population and percentage of individuals with chronic disease conditions will continue to provide significant opportunity to utilize our monitoring solutions to achieve cost control and improve quality of life.

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

E. Trademarks

The Company considers its proprietary trademarks with respect to the development, manufacturing and marketing of its products to be a valuable asset. The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage. The Company’s trademarks include “AMERICAN MEDICAL ALERT®”, “THE RESPONSIVE COMPANY®”, “WHERE PATIENT AND PROVIDERS CONNECT®” “VOICECARE®”, “THE VOICE OF HELP®”, “MED-TIME®”, “H-LINK®”, “MED PASS®”, “MEDSMART®”, “ROOM MATE®”, “SECURE-NET”, “CARERING®”, “PERS BUDDY®”, “HEALTH PARTNER®” “HEALTH MESSENGER®”, “HELP LINK®” “I-LINK®”, and “CARE-NET®”, each of which is registered with the United States Patent and Trademark Office.

F. Research and Development

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2006, the Company plans to continue the enhancement of its disease management monitoring platform and medication management solution. Expenditures for research and development for the years ended December 31, 2006, 2005 and 2004 were $240,487, $173,790 and $151,876, respectively, and are included in selling, general and administrative expenses. In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products as well as the development of new products and services specifically addressing disease management.

G. Impact of Government Regulations

The Company derives approximately 13% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services. Conversely, new reimbursement programs such as those described in TH/DMM section could in turn provide significant additional sources of reimbursement from government entitlements. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.

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

H. Competition

In each business segment, AMAC faces competition, both in price and service from national, regional and local service providers of PERS, TH/DMM, telephone answering service and security monitoring systems. Price, quality of services and, in some cases, convenience is generally the primary competitive elements in each segment.

HSMS

The Company’s competition within the HSMS segment includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies. The Company’s market research estimates that approximately 20-30 companies are providers of competitive PERS products; 15-20 companies are providers of TH/DMM and 5-10 companies are providers of medication management systems. We believe PERS competitors serve in aggregate approximately 800,000 individuals under the PERS product line. As of December 31, 2006, AMAC monitored approximately 55,000 subscribers. Because TH/DMM is a new field of healthcare services, clear data of actual number of users is unavailable. Some of the Company’s competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company’s competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and directly to consumers.

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

I. Employees

As of March 20, 2007, the Company employed 531 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

J. Financial Information about Segments

Financial information about our operating segments can be found in Note 12 to the financials statements included as part of this annual report on Form 10-K, beginning on page F-29.

Item 1A. RISK FACTORS

Risks associated with our business

Our businesses may be adversely impacted by government regulations.

We derive approximately 13% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

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

The Company’s PERS and related equipment are subject to approvals under the rules of the Federal Communications Commission. In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to that inquiry the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications. Although this issue poses no safety or functionality risk to subscribers, the Company established a corrective action plan with the FCC to satisfy this matter.

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

Through December 31, 2006, the Company has expensed approximately $1,085,000 in connection with this matter, of which approximately $176,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2006.

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

Since 1983, the Company has provided Personal Emergency Response Systems ("PERS") services to the City of New York's Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the years ended December 31, 2006 and 2005, the Company's revenues from this contract represented 8% and 12%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA has also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. In September 2006, HRA issued a bid proposal relating to the providing of PERS services. No decision has been rendered by HRA as of March 20, 2007.

The Company cannot determine (i) how long the current contract terms will remain in effect or (ii) whether AMAC will be the successful bidder on the bid process and if so, under what terms and conditions. While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to December 2006, the Company does not maintain this contract, approximately 8% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

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

As of March 20, 2007, an aggregate of 2,468,602 of the outstanding shares of our common stock are “restricted securities” as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Rule 144 permits sales of restricted securities by any person (whether or not an affiliate) after one year, at which time sales can be made subject to the Rule’s existing volume and other limitations. Rule 144 also permits sales of restricted securities by non-affiliates without adhering to Rule 144’s existing volume or other limitations after two years. In general, an “affiliate” is a person that directly; or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with us. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 1,052,818 shares are issuable pursuant to currently exercisable options, and 10,000 shares are issuable pursuant to currently exercisable warrants, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company’s executive offices are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Chief Advisor of the Company, who owns this facility. In February 1998, the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the “1995 Lease”). The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the “1997 Lease”) for an additional 2,200 square feet of office space located in an adjacent building, located at 3255 Lawson Boulevard, Oceanside, New York, owned by Add on Properties, LLC, which is owned by Mr. Siegel. The 1997 Lease called for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease. In October 2004, the Company terminated its lease with Add on Properties, LLC and at that time the Company was released from all further obligations.

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

The Company maintains a telephony based call center in Chicago, Illinois. The Company leases approximately 4,500 square feet of space from an affiliated party pursuant to a lease which expires on December 31, 2007. The lease calls for minimum annual rentals of $60,000.

The Company believes that these properties are suitable for their intended uses.

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

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on NASDAQ (Symbol:  AMAC).  The high and low sales price of the Common Stock, as furnished by NASDAQ, is shown for the fiscal years indicated.

		High	Low
2005	First Quarter	$7.25	4.90
	Second Quarter	6.95	5.95
	Third Quarter	7.87	5.96
	Fourth Quarter	7.13	5.48

2006	First Quarter	$6.31	5.31
	Second Quarter	7.29	5.95
	Third Quarter	6.16	4.95
	Fourth Quarter	6.90	5.56

Holders

As of March 20, 2007, there were 531 record holders of the Com-pany's Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2006 and 2005 and does not anticipate paying dividends in the fore-seeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) is presented in Item 12 of Part III of this annual report on Form 10-K.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Composite Market Index (U.S. Companies) and the NASDAQ Healthcare Index for the period commencing on December 31, 2001 (1) and ending on December 31, 2006.

Comparison of Cumulative Total Return from December 31, 2001 through December 31, 2006:

Recent Sales of Unregistered Securities

On January 23, 2007, the Company issued 4,750 shares of Common Stock to two investors of the Company, pursuant to exercise of warrants, for a total purchase price of $18,050. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On February 15, 2007, the Company issued 2,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $9,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On March 19, 2007, the Company issued 7,500 shares of Common Stock to two investors of the Company, pursuant to an exercise of warrants, for a total purchase price of $28,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements and related Notes included therein.

Years Ended December 31,	2006	2005	2004	2003	2002

Selected Statement of Operations Data
Revenue:
Service	$30,406,636	$22,176,799	$18,852,925	$16,192,712	$14,408,221
Product	387,752	270,843	275,078	375,640	384,194
Total Revenue	$30,794,388	$22,447,642	$19,128,003	$16,568,352	$14,792,415

Net Income	$1,262,529	$932,436	$410,606	$570,700	$155,619

Net Income Per Share - Basic	$0.14	$0.11	$0.05	$0.08	$0.02
Net Income Per Share - Diluted	$0.13	$0.10	$0.05	$0.07	$0.02

Weighted Average Number of Common Shares:
Basic	8,948,328	8,452,435	7,903,267	7,455,038	7,188,294
Diluted	9,386,142	9,124,905	8,478,824	7,678,252	7,552,002

Selected Balance Sheet Data as of Dec 31
Total Assets	$32,607,745	$26,595,336	$19,501,016	$17,936,580	$16,980,647
Long-term Liabilities	$7,233,964	$3,715,626	$1,887,416	$2,079,363	$2,069,454
Shareholders’ Equity	$21,345,190	$18,383,926	$15,277,899	$13,707,287	$12,559,257

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems; (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to its subscribers. Today, the number of PERS units in service under that program has more than doubled and continues to expand throughout the west coast. In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. to provide the Company’s flagship personal emergency response systems under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreens stores in selected markets and on a national scale through Walgreen’s website. The Company believes the Walgreen relationship will provide a significant opportunity for AMAC to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market, an industry in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has also experienced technological difficulties with the products provided by its primary vendor and is taking steps to address the issues posed by this. The Company continues to focus efforts on other alternatives to exploit this promising market. The Company believes that it is uniquely positioned to be successful in this market.

Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community.

The Company diversified its products/service mix to include telephony based communication services (“TBCS”) for professionals in the healthcare community. The rationale to enter this segment had several components. These include targeting existing customer relationships, leveraging existing infrastructure capability, and establishing an additional significant revenue source. The Company’s entry into the TBCS market was accomplished initially through acquisition and later through internally generated sales growth coupled with acquisitions. The TBCS segment accounted for 48% of the Company’s revenues in 2006.

The Company has since further expanded its communication infrastructure and capacity and now operates a total of eight communication centers in Long Island City and Port Jefferson, New York, New Jersey, Maryland, Connecticut, Massachusetts, Rhode Island and Illinois.

In December 2006 the Company acquired PhoneScreen, Inc (“PhoneScreen”). PhoneScreen is a company founded 15 years ago that specializes in the recruitment of patients for clinical trials. PhoneScreen’s customers are pharmaceutical companies and Contract Research Organizations (“CRO”). CRO’s are organizations that offer pharmaceutical companies and medical entities a wide range of pharmaceutical research services which include the development and execution of clinical trials.

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

 Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2006, 2005 and 2004.

In thousands (000’s)	Year Ended Dec 31
	2006	%	2005	%	2004	%
Revenues
HSMS	15,498	50%	14,510	65%	13,266	69%
TBCS	14,749	48%	7,470	33%	5,487	29%
SafeCom	547	2%	468	2%	375	2%

Total Revenues	30,794	100%	22,448	100%	19,128	100%

Cost of Service & Goods Sold
HSMS	7,143	46%	6,617	46%	6,737	51%
TBCS	7,276	49%	3,991	53%	2,827	52%
SafeCom	255	47%	264	56%	209	56%

Total Cost of Services & Goods Sold	14,674	48%	10,872	48%	9,773	51%

Gross Profit
HSMS	8,355	54%	7, 893	54%	6,529	49%
TBCS	7,473	51%	3,479	47%	2,660	48%
SafeCom	292	53%	204	44%	166	44%

Total Gross Profit	16,120	52%	11,576	52%	9,355	49%

Selling, General & Administrative	14,173	46%	10,198	45%	8,845	46%
Interest Expense	394	1%	53	0%	58	0%
Other Income	(578)	(2)%	(473)	(2)%	(357)	(2)%

Income before Income Taxes	2,132	7%	1,798	8%	809	4%

Provision for Income Taxes	869		866		348

Net Income	1,263		932		461

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $988,000, or 7%, for the year ended December 31, 2006 as compared to the same period in 2005.  The increase is primarily attributed to:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast management organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $335,000 more revenue in 2006 as compared to 2005. The Company anticipates that the growth in this account will continue through 2007.

▪
In 2004, the Company initiated and executed a new agreement with a home healthcare agency whereby PERS were placed online. Since inception, this account has grown to approximately 1,800 subscribers and accounted for an approximate $105,000 increase in revenue during 2006 as compared to the prior year.

▪
In the second half of 2006, the Company increased its product sales to retirement communities. During 2006, the Company developed new software and is now selling this in conjunction with hardware to retirement communities for the purpose of monitoring their residents. This resulted in approximately a $75,000 increase in product sales in 2006 as compared to the prior year. The Company anticipates that in 2007 it will continue to grow its revenue with the sale of these products to retirement communities.

The remaining increase in revenue is from the execution of other new agreements as well as the acquisition of certain subscriber bases from companies which were providing the PERS service. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts. Additionally, in 2007, the Company entered into an exclusive arrangement with Walgreens to provide the Company’s PERS product which they believe will positively impact the revenues generated from the HSMS services being provided directly to the consumer.

TBCS

The increase in revenues of approximately $7,279,000, or 97%, for the year ended December 31, 2006 as compared to 2005 was primarily due to the following:

▪
During 2006 and the fourth quarter of 2005, the Company purchased the assets of four separate telephone answering service businesses which resulted in additional revenue for the year ended December 31, 2006, as compared to the same period in 2005, of approximately $6,699,000. The acquisitions were as follows:

o
In October 2005, the Company purchased the assets of North Shore Answering Service (“NSAS”). As a result of this acquisition, the Company realized approximately $1,540,000 of greater revenue in 2006 as compared to the same period in 2005. The Company believes the acquisition of NSAS will help facilitate its growth within the Long Island/New York geographical area.

o
In December 2005, the Company purchased the assets of Answer Connecticut, Inc. (“ACT”). As a result of this acquisition, the Company realized approximately $2,830,000 of greater revenue in 2006 as compared to the same period in 2005. The Company believes this acquisition will help facilitate its expansion into the Northeast geographical area.

o
In March 2006, the Company purchased the assets of Capitol Medical, Inc. and Rhode Island Medical Bureau (“MD OnCall”). As a result of this acquisition, the Company realized approximately $2,230,000 of revenue in 2006. The Company believes this acquisition will further facilitate its expansion into the Northeast geographical area.

o
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. (“AMI”). As a result of this acquisition, the Company realized approximately $99,000 of revenue in 2006.

▪
The Company continued to experience revenue growth within its existing telephone answering service businesses (acquired prior to 2005) which resulted in approximately $470,000 of increased revenue in 2006, as compared to 2005. This growth is primarily due to the execution of new agreements with healthcare and hospital organizations as a result of daytime communication service offerings. The Company has experienced strong growth in the daytime communication service offerings and anticipates that it will continue to grow this business segment with further expansion into healthcare and hospital organizations. This growth was partially offset by a price reduction granted to one of its large physician based customers.

Looking at 2007 with regard to the TBCS segment, the Company plans on shifting its focus from an acquisition driven growth strategy, to one that will place primary emphasis on internally driven business development efforts.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $526,000 for the year ended December 31, 2006 as compared to the same period in 2005, an increase of 8%, primarily due to the following:

▪
During 2006, the Company hired a Manager of Engineering and Fulfillment at a rate of $95,000 per annum. In addition, during the second quarter of 2006, the Company moved its fulfillment and warehouse distribution center from Mt. Laurel, New Jersey into its Long Island City facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Mt. Laurel and, therefore incurred additional payroll costs while transitioning this change in location. As part of this transition, the Company also took the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees. These items accounted for approximately $210,000 of increased costs as compared to the same period in the prior year. The Company believes that it will realize cost efficiencies as a result of it overall consolidation initiative.

▪
The relocation of the Company’s fulfillment and warehouse distribution center into Long Island City resulted in increased rent expense due to the Company leasing more space, paying a higher rate per square foot for rent as well as incurring overlapping rents while transitioning from one facility to the other. The increase in expense, as compared to 2005, was approximately $150,000. As part of this move, the Company did transition the upgrades and repairs performed by outside third parties to in-house. The Company believes this relocation was necessary as part of its strategy to consolidate some of its facilities relating to the HSMS segment.

▪
During 2005 and into 2006, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $145,000 in 2006 as compared to the same period in 2005. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base. The Company believes it currently has the appropriate number of personnel to handle the increased call volume.

TBCS:

Costs related to services and goods increased by approximately $3,285,000 for the year ended December 31, 2006 as compared to the same period in 2005, an increase of 82%, primarily due to the following:

▪
With the continued increase in business in its existing telephone answering services (acquired prior to 2005), specifically in its daytime answering service, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City location, especially in the second half of 2005 as a result of the Company executing agreements with hospital organizations throughout 2005 and into 2006. In addition, in July 2005 the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $430,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

▪
During 2006 and the fourth quarter of 2005, as discussed above, the Company purchased the assets of four separate telephone answering service businesses which resulted in additional costs related to sales for the year ended December 31, 2006, as compared to the same period in 2005 of approximately $2,685,000. The costs related to sales in regard to the acquisitions were as follows: NSAS - $542,000; ACT - $1,148,000, MD OnCall - $952,000 and AMI - $43,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $3,975,000 for the year ended December 31, 2006 as compared to the same period in 2005, an increase of 39%. The increase is primarily attributable to the following:

▪
The Company incurred approximately $2,761,000 of additional selling, general and administrative expenses, as compared to the same period in 2005, as a result of the acquisition of four telephone answering service businesses during 2006 and the fourth quarter of 2005. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

▪
During the second quarter of 2006, the Company relocated its accounting department from its Oceanside, New York location to its Long Island City, New York facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Oceanside and, therefore incurred additional payroll costs while transitioning this change in location. These items along with general rate increases for existing personnel accounted for approximately $154,000 of increased payroll and associated payroll tax costs as compared to the same period in the prior year. The Company believes the hiring of these employees was necessary to handle the increased workload.

▪
In the third quarter of 2006, the Company expanded its health benefit options to its employees. As a result of these expanded benefits, the Company experienced an increase in the number of employees participating in these plans. This, along with increased benefits costs, resulted in approximately a $136,000 increase as compared to the same period in the prior year. Although the Company believed this would reduce employee turnover, it has only had a minimal impact on the rate of employee turnover. The Company will continue to monitor this rate of turnover and evaluate its health benefit offerings.

▪
Certain executives entered into new employment agreements whereby effective January 1, 2006 their salaries were increased and they received certain stock grants. As a result of these new agreements, the Company recorded approximately $258,000 of additional compensation expense, including payroll taxes, as compared to the same period in 2005.

▪
The Company was required to pay additional commissions to sales personnel of approximately $197,000 during 2006 as compared to 2005. This is primarily a result of the Company executing new agreements with healthcare and hospital organizations in 2006 in its TBCS segment.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting expense, sales and marketing salaries and travel and entertainment expense which were partially offset by decreases in amortization expense.

Interest Expense:

Interest expense for the year ended December 31, 2006 and 2005 was approximately $394,000 and $53,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2005 of $2,550,000 and in March 2006 of $2,500,000 for the purpose of financing its acquisitions of ACT and MD OnCall, respectively. Interest rate increases in 2006 also have contributed to the increase. In December 2006, the Company borrowed an additional $1,600,000 to fund the acquisition of AMI.

Other Income:

Other income for the year ended December 31, 2006 and 2005 was approximately $578,000 and $473,000, respectively. Other Income for the year ended December 31, 2006 and 2005 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $458,000 and $392,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2006 was approximately $2,132,000 as compared to $1,798,000 for the same period in 2005. The increase of $334,000 for the year ended December 31, 2006 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $1,244,000, or 9%, for the year ended December 31, 2005 as compared to the same period in 2004.  The increase is primarily attributed to:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast management organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) units in service under this agreement has substantially increased since its inception and has resulted in approximately $335,000 more revenue in 2005 as compared to 2004.

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

Liquidity and Capital Resources:

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

In December 2006, the Company obtained an additional $1,600,000 term loan, the proceeds of which were utilized to finance the acquisition of American Mediconnect, Inc and PhoneScreen, Inc.

As of December 31, 2006, the Company had a credit facility of $8,600,000, which included term loans of $7,100,000 and a revolving credit line that permitted maximum borrowings of $1,500,000 (based on eligible receivables, as defined). Borrowings under the term loans bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater. The LIBOR interest rate charge shall be adjusted in .25% intervals based on the company’s ratio of consolidated Funded Debt to Consolidated EBITDA. The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line.

The term loans are payable in equal monthly principal payments of $50,000, $41,667 and $26,667, respectively over five years while the revolving credit line is available through May 2008. The outstanding balance on the term loans and revolving credit line at December 31, 2006 was $6,125,000 and $750,000, respectively.

At December 31, 2006, the Company was in compliance with its loan covenants.

The following table is a summary of the Company’s contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$6,454,395	$1,527,327	$4,482,068	$445,000
Capital Leases (b)	$113,623	$39,183	$74,440
Operating Leases (c)	$9,122,491	$1,009,714	$2,373,487	$1,463,010	$4,276,280
Total Contractual Obligations	$16,440,509	$2,576,224	$7,679,995	$1,908,010	$4,276,280

(a)	- Debt includes the Company’s aggregate term loans of $7,100,000 which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	- Capital lease obligations relate to the of telephone answering service equipment. These capital leases mature in the second quarter of 2009.

(c)
  - Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company’s call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease which expires in September 2007. The Company leased a second building from the Chairman and principal shareholder until October 2004, at which time the Company was released from its obligation. The lease obligations include two recently executed leases that commenced rent in April and May 2006, respectively.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $4.2 million for each of the years ended December 31, 2006 and 2005. During 2006, increases in cash provided by operating activities from depreciation and amortization of approximately $3.5 million and net earnings of approximately $1.3 million were partially offset by an increase in trade receivables of approximately $0.6 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. The increase in trade receivables is primarily due to the Company consummating acquisitions in 2006 and the end of 2005 which resulted in increased receivables of $0.5 million through the normal course of business.

Net cash used in investing activities for the year ended December 31, 2006 was approximately $10.6 million as compared to $8.7 million in the same period in 2005. The primary components of net cash used in investing activities in 2006 were the acquisition of telephone answering service businesses and capital expenditures. The payments towards acquisition of telephone answering service businesses were approximately $6.0 million and capital expenditures were approximately $3.6 million. Capital expenditures for 2006 primarily relate to the continued production and purchase of the traditional PERS system as well as construction performed on new facilities. The primary components of net cash used in investing activities in 2005 were also the acquisition of telephone answering service businesses and capital expenditures of $5.0 and $3.0 million, respectively.

Cash flows provided by financing activities for the year ended December 31, 2006 were approximately $4.6 million compared to $4.0 million for the same period in 2005. The primary components of cash flow provided by financing activities in 2006 and 2005 were proceeds received from additional borrowings and the exercise of stock options and warrants. The proceeds from the borrowing in 2006 and 2005 were approximately $4.9 and $3.0 million, respectively, and were primarily used for the acquisition of telephone answering services. The proceeds from the exercise of both stock options and warrants were approximately $0.8 and $1.9 million in 2006 and 2005, respectively.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.75 - $3.25 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser (this includes outstanding purchase orders issued to purchase approximately $1,850,000 of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.1 - $0.3 million of costs relating to research and development of its telehealth product and Med-Time dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.3 - $0.5 million over the next twelve to eighteen months.

As of December 31, 2006 the Company had approximately $0.9 million in cash and the Company’s working capital was approximately $3.2 million.  The Company believes that with its present cash and with operations of the business generating positive cash flow, this will enable it to meet its cash, working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line, which expires in May 2008 that permits borrowings up to $1.5 million, half of which was outstanding at December 31, 2006.

Inflation:

The levels of inflation in the general economy have not had a material affect on our Company's historical results of operations.

Off-Balance Sheet Arrangements:

As of December 31, 2006, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). AMI is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers and PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the following three years the Company shall pay AMI an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. The Company also incurred professional fees of approximately $57,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009.

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively "MD OnCall"), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064, and future cash payments of $343,064, which was paid in full as of March 2007. The Company also recorded finder and professional fees of approximately $181,000. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009.

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and future cash payments of $617,785, which were paid as of December 2006. The Company also recorded professional fees of approximately $62,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings are met as of December 31, 2006, 2007 and 2008. The threshold was not met as of December 31, 2006.

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service (“NSAS”), a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $2,719,461 and consisted of an initial cash payment of $2,175,569 and future cash payments of $543,892, which were paid as of December 2006. The Company also recorded professional fees of approximately $82,000.

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc., a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and a future cash payment of $79,542, which was paid in February 2006. The Company also recorded finder and professional fees of approximately $46,000.

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884 which were paid in 2005 and 2006, respectively.  These future cash payments have been paid in full. The Company also paid professional fees of $76,000.  A potential existed for the payment of additional purchase price consideration if certain thresholds concerning revenue were met by the acquired business in 2005 and 2006; such thresholds were not met.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location. The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the term of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its HCI TBCS and PERS ERC/ Customer Service facilities.  The centralization of the ERC, Customer Service and H-LINK® OnCall operations has provided certain operating efficiencies and allowed for continued growth of the H-LINK and PERS divisions.  The fifteen (15) year lease term commenced in April 2003.  The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase plus reimbursement for real estate taxes.

On November 1, 2001, the Company entered into a five-year Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology. The agreement was amended on June 30, 2005 and includes an extension of the initial term for an additional three years, through October 31, 2009.

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the Company’s revenue from this contract represented 8%, 12% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA had also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. In September 2006, HRA issued a bid proposal relating to the providing of PERS services. No decision has been rendered by HRA as of March 20, 2007.

The Company cannot determine (i) how long the current contract terms will remain in effect or (ii) whether AMAC will be the successful bidder on the bid process and if so, under what terms and conditions. While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to December 2006, the Company does not maintain this contract, approximately 8% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of December 31, 2006 and 2005, accounts receivable from the contract represented 9% and 11%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 14% and 17%, respectively, of medical devices.

The Company’s PERS equipment is subject to approval from the Federal Communication Commission (“FCC”). In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to the inquiry, the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications; however, this issue poses no safety or functionality risk to subscribers.

In July 2006, the Company reached an agreement with the FCC on a corrective action plan to upgrade the affected PERS equipment and agreed upon a voluntary contribution of $75,000. At December 31, 2005, the Company had accrued such amount. The Agreement calls for the corrective action plan to run substantially parallel with the normal recycling of the Company’s PERS equipment and, as such, the only additional cost to be incurred will be the incremental cost of bringing the units into compliance with the FCC regulations.

Through December 31, 2006, the Company has expensed approximately $976,000 in connection with this matter, of which approximately $66,000, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees, was recorded in 2006. The Company anticipates the total charge to complete this upgrade program to range from $1,100,000 to $1,300,000.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2006 of $30,794,388 exceeded the Company’s revenue projections of $30,000,000. The Company’s net income of $1,262,529 for the year ended December 31, 2006 exceeded the projected net income of $1,200,000.

Recent Accounting Pronouncements:

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 and the adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adapted FIN 48 as of January 2007 and the adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 is effective for years ending after November 15, 2006. The adoption of the provisions of SAB No. 108 did not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see above). The Company is currently assessing the impact of SFAS 159.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $547,000 as of December 31, 2006, which is equal to approximately 10% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $55,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $55,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,532,961 at December 31, 2006 and $6,086,428 at December 31, 2005.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment." Prior to January 1, 2006, the Company had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of our common stock at the measurement date.

The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $250,000 for stock-based compensation for the year ended December 31, 2006.

The determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Risk Disclosure

The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. Except as disclosed below in this item, all sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At December 31, 2006 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on our outstanding balances on our term loan and revolving credit line under our credit facility accrues at a rate of LIBOR plus 2.00% and LIBOR plus 1.75%, respectively. Our ability to carry out our business plan to finance future working capital requirements and acquisitions of TBCS businesses may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The financial statements required hereby are located on pages F-1 through F-31. The supplementary data required hereby can be found in Note 14 to the financials statements included as part of this annual report on Form 10-K, on page F-31.

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company

Howard M. Siegel	73	Chairman of the Board, Senior Advisor and Director
Jack Rhian	52	Chief Executive Officer, President and Director
Frederic S. Siegel	37	Executive Vice President and Director
Ronald Levin	72	Director
Yacov Shamash, PH.D	57	Director
James F. LaPolla	57	Director
John S.T. Gallagher	75	Director
Gregory Fortunoff	36	Director
Richard Rallo	42	Chief Financial Officer
Randi Baldwin	38	Senior Vice President - Marketing

Information about Directors

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 73, has been the Company's Chairman of the Board and a director over the past five years. Mr. Siegel served as the Company’s Chief Executive Officer until December 31, 2006, at which time he resigned his position and became a Senior Advisor for the Company. Mr. Siegel also served as the Company's President prior to July 2004 and Chief Financial Officer prior to September 1996.

JACK RHIAN, 52, was named the Company’s Chief Executive Officer effective January 1, 2007. He has been a director of the Company since October 2002 and has been the Company’s President since July 2004. Up until January 1, 2007, Mr. Rhian also served as the Chief Operating Officer, and was Executive Vice President from August 2002 and prior to becoming the President. He joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services. Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 37, has been a director of the Company since September 1998, is the Company’s Executive Vice President since January 2007. Prior to that he was the Company’s Senior Vice President - Business Development and prior to that served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

JAMES F. LAPOLLA, 57, has been a director of the Company since being appointed in September 2000. Since 1982, Mr. LaPolla has been the President and Chief Executive Officer of Home Health Management Services, Inc, a 501(c)(3) Non-for-Profit Community based Home Care Program.

RONALD LEVIN, 72, has been a director of the Company since August 2001. He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984. Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen’s Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise. Mr. Levin is currently a licensed stock broker with Investec Ernst & Co. He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 57, has been director of the Company since August 2001. He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of NetSmart Technologies, a software solutions provider to the healthcare market, since January 2004, and applied DNA Sciences Inc., a provider of DNA encryption for authentication solutions, since March 2006.

JOHN S.T. GALLAGHER, 75, has been a director of the Company since May 2005. He was recently appointed as the Chief Executive Officer of medical center at Stony Brook. He is also the deputy county executive for health and human services in Nassau County, New York. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore—Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services and a director of Netsmart Technologies, a software solutions provider to the healthcare market.

GREGORY FORTUNOFF, 37, has been a director of the Company since April 2006. Mr. Fortunoff is currently a self employed investor. Mr. Fortunoff was a portfolio manager at X Mark Funds, a health care hedge fund, from November 2004 to September 2005. Prior to that, from December 1993 to August 2004, Mr. Fortunoff was a partner and group manager of First New York Securities, an equity trading firm.

Non-Director-Significant Officers

RICHARD RALLO, 42, joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

JOHN ROGERS, 60, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

RANDI BALDWIN, 38, is the Company’s Senior Vice President, Marketing and Program Development since January 2007. Prior to that, she was the Company’s Vice President - Marketing and Communications. Ms. Baldwin joined the Company in March 1999 as the Director of Marketing. Prior to joins the Company, she held executive level positions at various advertising agencies in the NY Metropolitan area.

Family Relationships

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

The Board of Directors has determined that Mr. Gallagher meets the standard of an "audit committee financial expert," as defined by SEC regulations. Mr. Gallagher is independent, as independence for audit committee members is defined in Rule 4200(a) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Each of Mr. Howard Siegel and Mr. Frederic Siegel failed to timely file a Statement of Changes of Beneficial Ownership on Form 4 once. The Company is not aware of any other late filings, or failures to file, any other reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006.

Code of Ethics

The Company’s Board adopted a Code of Ethics which applies to all of the Company’s Directors, executive officers and employees. The Code of Ethics is available to any person without charge upon request to the Company’s Chief Executive Officer at 36-36 33rd Street, Long Island City, NY 11106.

Material Changes to the Procedures by which Security Holders may Recommend Nominee’s to the Board of Directors

There have been no changes to the procedures by which security holders my recommend nominees to Board of Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Policy

The Company's Compensation Committee is responsible for establishing, implementing, and monitoring the Company's compensation strategy and policy and reviewing and recommending for the approval of the full Board of Directors the compensation for the named executive officers of the Company. Among its principal duties, the Compensation Committee ensures that the total compensation of the named executive officers is fair, reasonable and competitive.

Objectives and Philosophies of Compensation

The primary objective of the Company's compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about the Company's mission and products. The policy is designed to reward the achievement of specific annual and long-term strategic goals, aligning executive performance with company growth and shareholder value. In addition, the Board of Directors strives to promote an ownership mentality among key leaders.

Setting Executive Compensation

The compensation policy is designed to reward the named executives based on both individual and Company performance. In measuring executive officers' contribution to the Company, the Compensation Committee considers numerous factors including the named executive’s individual efforts, Company's growth and financial performance as measured by revenue and earnings before interest and taxes among other key performance indicators.

Regarding most compensation matters, management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in recommending compensation to the Board of Directors. The Compensation Committee does engage outside compensation consultants, from time to time, with respect to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of the Company's common stock is subject to a variety of factors outside of management's control. The Company does not subscribe to an exact formula for allocating between cash and non-cash compensation or allocating between incentive or performance based compensation and non-performance compensation, each of which is determined on a case by case basis, balancing the need to offer competitive base salaries, with the goal of incentivizing executives to contribute to the Company’s growth. A portion of total executive compensation, excluding the Chief Financial Officer and Senior Vice President - Marketing, is performance-based, taking into consideration the nature of each executive’s position and the opportunity to contribute to meeting the performance targets chosen. Historically, the majority of the performance based compensation for executives has been in the form of equity incentives in order to better align the goals of executives with the goals of shareholders.

Elements of Company's Compensation Plan

The principal components of compensation for the Company's executive officers are:

•	base salary
•	nonperformance-based stock compensation
•	performance-based incentive stock compensation

Base Salary

The Company provides named executive officers and other employees with base salaries to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	Comparable salaries of executives of similar positions employed by companies of similar size as the Company;
•	internal review of the executives' compensation, both individually and relative to other officers; and
•	Past performance of the executive.

Salary levels are typically evaluated annually as part of the Company's performance review process, as well as upon a promotion or other change in job responsibility, but are usually set at the time of execution of the applicable employment contracts. Employment contracts for named executives range between 2-5 years in length and usually provide for a graduated increase in base salary.

Non Performance-Based Stock Compensation

As part of executing employment agreements with its named executives, the Company granted stock options, as well as stock grants to these named executives. The stock grant shares vest over time, subject to the condition that the executive is employed by the Company at particular yearly intervals. These grants are made to encourage longevity of service and to provide the executives with an ownership interest in the Company. The amount of shares granted is determined based on revenue and EBIT thresholds.

The majority of the stock options granted by the Board of Directors vest immediately and has terms anywhere from five to ten years. Vesting and exercise rights cease 90 days after the termination of employment for executives. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights.

Performance-Based Incentive Stock Compensation

The Company’s stock and option plans give the Compensation Committee the latitude to design stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of shareholder value and allow key employees to participate in the long-term growth and profitability of the Company.

For stock-based programs, the Compensation Committee may recommend granting to participants stock, stock options and stock appreciation rights, which are the only non-cash incentive currently approved by the shareholders of the Company. In granting these awards, the Compensation Committee recommends parameters such as vesting schedules and terms of the grants.

Equity award levels are determined based on the Company’s assessment of the named executives’ contribution to the achievement of performance targets, and vary among participants based on their positions within the Company. These awards are granted or approved at the Board of Directors’ regularly or special scheduled meeting. Stock options are awarded at the NASDAQ's closing price of the Company's Common Stock on the date of the grant.

Equity awards to executives are generally granted or determined at the time of the execution of the applicable employment agreement.

Individual Compensation Considerations

With respect to each of the named executives, in additional to the general considerations described above, the Compensation Committee evaluated the following criteria in determining such executive's compensation structure:

Howard Siegel

In 2006, the Compensation Committee based its recommendations with respect to Mr. Siegel’s compensation, who was the long time Chief Executive Officer, based on Mr. Siegel's anticipated resignation from such position effective as of January 1, 2007, and increasingly reduced role in the management of the operations of the Company. The Compensation Committee recommended that Mr. Siegel be employed as Senior Adviser and devote his full time to the Company for one year, with a reduced time commitment over the final two years of a 3 year employment contract. As a result, the Compensation Committee recommended that Mr. Siegel's base salary be reduced, in each of the 3 years covered by his employment agreement in light of the reduced role and time commitment expected of Mr. Siegel. The Compensation Committee also believed that Mr. Siegel’s continued contributions to the Company in his new role were important and could impact the Company’s overall performance and, therefore, recommended that equity incentive compensation be awarded based on performance targets related to the overall performance of the Company and based on Mr. Siegel's contribution to the achievement of such targets. In recommending the specific performance criteria, the committee determined that the award should primarily be based on earnings before interest and taxes (“EBIT”), which it believes is the best indicator of the Company’s overall performance.

In determining the compensation structure, the compensation committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.
•	Use of an outside third party consultant
•	Overall past performance and desired future performance of the Company

Jack Rhian

In 2005, the Compensation Committee recommended that Mr. Rhian’s pay structure, who was then the President and Chief Operating Officer, should be comprised of a (i) base salary, (ii) performance based stock compensation and (iii) non-performance stock compensation. In light of Mr. Rhian’s past and future position with the Company as President and Chief Operating Officer, the committee felt that since Mr. Rhian would be responsible for overseeing the Company’s overall performance, a significant portion of his compensation should be based on Company performance criteria. In recommending the specific performance criteria, the Compensation Committee determined that the award should primarily be based on EBIT, which it believes is the best indicator of the Company’s overall performance. In addition, to provide incentive to Mr. Rhian to remain with the Company, the Compensation Committee also recommended compensating Mr. Rhian with non-performance shares which would vest annually over his employment agreement.

In determining the various levels of performance targets, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.
•	A review of compensation packages with comparable companies.
•	Use of an outside third party consultant
•	Overall past performance and desired future performance of the Company

Frederic Siegel

In 2007, the Compensation Committee recommended that Mr. Siegel's pay structure, who is the Executive Vice President, be comprised of a (i) base salary, (ii) performance based stock compensation and (iii) non-performance stock compensation. Due to Mr. Siegel’s overall responsibility for the operating results of the Company's Health and Safety Monitoring Systems ("HSMS") division, including delivery of top line and pre-tax profit, the Compensation Committee believed that a portion of his compensation should be based on Company performance targets. As part of this structure, the Compensation Committee also recommended to reduce the base salary earned by Mr. Siegel over the past two years in order to appropriately balance the allocation between performace based and non-performance based compensation. In recommending the specific performance criteria, the Compensation Committee determined that the performance incentives should be broken out into three areas; (i) HSMS revenue growth, (ii) HSMS EBIT growth and (iii) total Company EBIT growth, with the majority of the performance incentive being weighted towards the first two criteria. In addition, to provide incentive to Mr. Siegel to remain with the Company, the Compensation Committee recommended compensating Mr. Siegel with non-performance shares which would vest annually over his employment agreement. This recommendation is currently being evaluated by the Board of Directors.

In determining the various levels of performance targets, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.
•	A review of compensation packages with comparable companies.
•	Use of an outside third party consultant
•	Overall past performance and desired future performance in the HSMS segment as well as the Company

Richard Rallo

In 2005, the Compensation Committee recommended that Mr. Rallo’s pay structure, who is the Chief Financial Officer, be comprised of a base salary and non-performance stock compensation. Due to his unique position as Chief Financial Officer, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Mr. Rallo's pay structure. In addition, to provide incentive to Mr. Rallo to remain with the Company, the Compensation Committee recommended compensating Mr. Rallo with non-performance shares which would vest annually over his employment agreement.

In determining the structure of Mr. Rallo’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.
•	A review of compensation packages with comparable companies.
•	Use of an outside third party consultant

Retirement and Other Benefits

All employees in the United States are eligible to participate in the Company's 401(k) Retirement Plan.

401(k) Retirement Plan

In 1997, the Company instituted a 401(k) Plan covering substantially all full-time employees with six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). Matching contributions are discretionary and may be contributed at the option of the Company. The Company currently matches 15% of up to 4% of the employee contributions. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested.

Accounting and Tax Considerations

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).

The Company's equity grant policy has been impacted by the implementation of SFAS No. 123R. Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to the adoption of SFAS 123 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period.

Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to the Company’s chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Board of Directors’ policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock and stock options generally qualifies for an exemption from these restrictions imposed by Section 162(m). In the future, the Board of Directors will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the one year period ended December 31, 2006 with respect to our Chief Executive Officer and Chief financial Officer and two other of our most highly compensated executive officers for such period (the “named executive officers”).

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compen- sation ($)	Total ($)

Howard Siegel, Chief Executive Officer	2006	$347,288	-	-	$1,441 (2)	$348,729
Jack Rhian, President and Chief Operating Officer	2006	$240,000	-	$168,000	$13,463 (3)	$421,463
Frederic Siegel, Senior Vice President - Business Development	2006	$200,000	-	-	$12,000 (4)	$212,000
Richard Rallo, Chief Financial Officer	2006	$170,000	$5,000	$20,000	$10,686 (5)	$205,686

(1)
The amounts in the “Stock Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock grants for the fiscal year ended December 31, 2006 in accordance with SFAS 123R. The assumptions we used to calculate these amounts are discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Includes employer 401(k) contribution of $1,441.
(3)	Includes employer 401(k) contribution of $1,463 and auto stipend of $12,000.
(4)	Includes employer 401(k) contribution of $600 and auto stipend of $11,400.
(5)	Includes employer 401(k) contribution of $1,086 and auto stipend of $9,600.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on stock options, stock units and performance stock units granted in 2006 to each of our named executive officers. There can be no assurances that the Grant Date Fair Value of Stock and Option Awards will ever be realized. The amount of these awards that were expensed in 2006 is shown in the Summary Compensation Table.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Thresh-Old (#)	Target (#)	Maxi- Mum (#)	All Other Stock Awards Number Of Shares of Stock or Units (#)	Grant Date Fair Value Of Stock and Option Awards(1)

Howard Siegel		-	-	-	-	-

Jack Rhian	1/01/06				50,000(2)	$300,000
	1/01/06	10,000(3)	80,000(4)	90,000(5)		$540,000

Frederic Siegel		-	-	-	-	-

Richard Rallo	1/01/06	-	-	-	10,000(6)	$60,000

(1)
The amounts in the “Grant Date Fair Value of Stock and Stock Option Awards” column reflect the grant date fair value of the applicable award as of the date of grant as determined in accordance with SFAS 123R. The assumptions we used to calculate these amounts are discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Represents stock granted subject to repurchase rights. The repurchase right lapse with respect to 10,000 shares each on December 31, 2006, 2007, 2008, 2009 and 2010.
(3)
Represents the minimum amount of shares (2,000) that may be earned in each year ending December 31, 2006, 2007, 2008, 2009 and 2010, based on the Company's revenue increasing by 15% year over year for each such period. 2,000 shares were earned for the year ended December 31, 2006.

(4)	Represents the total number of shares to assuming the Company's revenue and EBIT growth equal to the growth experienced in 2006. 16,000 shares were earned for the year ended December 31, 2006.
(5)	Represents the total number of shares that can be awarded under the executive's employment agreement if all of the highest performance thresholds are met.
(6)
Represents stock granted subject to repurchase rights. The repurchase right lapses with respect to 2,500 shares on December 31, 2006, 3,500 shares on December 31, 2007, and 4,000 shares on December 31, 2008.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

On December 13, 2006, we entered into an employment agreement with Howard M. Siegel, whereby he is employed for a period of three years beginning January 1, 2007 as our Senior Advisor. Up until December 31, 2006, Mr. Siegel was our Chief Executive Officer. Mr. Siegel’s new employment agreement provides for the following base salary amounts: $300,000 in 2007, $225,000 in 2008 and $175,000 in 2009.

In connection with his new employment agreement, Mr. Siegel will be granted the following bonus compensation grants up to 23,500 shares based on earnings before deduction of interest and taxes (“EBIT”), as set fourth in our audited financial statements for the applicable fiscal year, meeting or exceeding the EBIT performance goals as follows: (i) for 2007, 6000 shares if we achieve 15% year over year earnings before deduction of interest and taxes ("EBIT") growth (over 2006 results), plus a proportional number of additional shares for each 1% above 15%, up to a maximum of 10,000 shares in the aggregate on 25% EBIT growth; (ii) for 2008, 4,500 shares if we achieve 15% year over year EBIT growth (over 2007 results), plus a proportionate number of additional shares, for each 1% above 15%, up to a maximum of 7,500 shares in the aggregate on 25% EBIT growth and (iii) for 2009, 3,600 shares if we achieve 15% year over year EBIT growth (over 2008 results) plus a proportional number of additional shares for each 1% above 15%, up to a maximum of 6,000 shares in the aggregate on 25% EBIT growth.

In addition, the Board of Directors may in its discretion grant Mr. Siegel additional shares, not to exceed an aggregate total of 50,000 shares currently reserved for Mr. Siegel pursuant to our 2005 Stock Incentive Plan (inclusive of any shares granted pursuant to the EBIT growth targets above), based on significant contributions made by Mr. Siegel as determined by our Compensation Committee and approved by the Board of Directors. Any shares granted pursuant to the above arrangements would be issued from our 2005 Stock Incentive Plan.

On November 11, 2005, we entered into an employment agreement with Jack Rhian, whereby he is employed for a period of 5 years beginning on January 1, 2006 as our President and Chief Operating Officer. Effective January 1, 2007, Mr. Rhian was also appointed as our Chief Executive officer. Mr. Rhian’s employment agreement provides for the following base salary amounts: $240,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $260,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; $280,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008; $300,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; and $300,000 per annum, for the period beginning January 1, 2010 and ending December 31, 2010.

In connection with his employment agreement, on January 20, 2006, we entered into a stock purchase agreement with Mr. Rhian. Pursuant to this stock purchase agreement, Mr. Rhian was granted 50,000 shares of restricted common stock subject to a repurchase right in our favor. We have the right to repurchase the shares for $.01 per share if Mr. Rhian ceases to be employed by us. The repurchase right lapsed with respect to 10,000 shares on December 31, 2006, and lapses with respect to (i) 10,000 shares on December 31, 2007, (ii) 10,000 shares on December 31, 2008, (iii) 10,000 shares on December 31, 2009, and (iv) 10,000 shares on December 31, 2010, subject to the condition that Mr. Rhian remains employed by us on each such applicable date; provided, however, that in the event of a change in control (as defined in Mr. Rhian’s employment agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rhian either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rhian in lieu of his current employment agreement, then any such shares which remain unvested, shall vest immediately upon our or our successor’s mutual agreement with Mr. Rhian to continue his current employment agreement or to enter into a new employment agreement.

In addition, Mr. Rhian is entitled to the following bonus compensation stock grants: (i) up to 80,000 shares based on our earnings before deduction of interest and taxes ("EBIT"), as set forth in our audited financial statements for the applicable fiscal year, meeting or exceeding the EBIT performance goals set forth below, and (ii) 2,000 shares of common stock per year, for a total of up to 10,000 shares of common stock over the employment period, based on our total revenues, as set forth in our audited financial statements for the applicable fiscal year, meeting or exceeding an amount equal to at least 115% of the Company's total revenues for the prior fiscal year.

EBIT Targets For 2006 - 2010

EBIT growth over prior fiscal year	# of Shares

15.0-17.49%	8,000 shares
17.5-19.99%	9,000 shares
20.0-22.49%	10,500 shares
22.5-24.99%	13,000 shares
25.0% - or more	16,000 shares

For the fiscal year ended December 31, 2006, our EBIT growth was 36%, our year over year revenue growth exceeded 115% and therefore, Mr. Rhian is entitled to 18,000 bonus shares.

In the event that the minimum EBIT growth percentage is not met for a particular fiscal year, Mr. Rhian will have the opportunity to earn back the minimum performance bonus grant for such fiscal year as follows: if the EBIT growth percentage in the subsequent fiscal year combined with the EBIT growth percentage of the prior fiscal year exceeds 30%, then the number of percentage points needed to be added to the prior fiscal year's EBIT growth percentage to equal 15%, shall be deducted from the subsequent fiscal year EBIT growth percentage and added to the prior fiscal year EBIT growth percentage, and Mr. Rhian shall be granted 8,000 shares of common stock for the prior fiscal year, and an additional number of shares of common stock for the subsequent fiscal year shall be granted determined based on the above formula taking into account the reduced subsequent year EBIT growth percentage.

In the event that Mr. Rhian should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we may terminate the his employment agreement after the expiration of such period.

We and Mr. Frederic Siegel, our Executive Vice President, were parties to a two-year employment agreement which expired on December 31, 2005, the terms of which provided for an annual base salary of $200,000 in each fiscal year of the contract. In addition, Mr. Siegel received a 10 year option to purchase 35,000 shares of our common stock, at an exercise price of $4.24 per share, all of which are fully vested. Until a new agreement is finalized, Mr. Siegel is being compensated at the same base salary as he was earning under his expired employment agreement.

On January 22, 2007 the Board of Directors approved the terms of a four year employment agreement, commencing as of January 1, 2007, with Mr. Frederic Siegel, which will be reflected in a definitive agreement to be entered into between us and Mr. Siegel. Under the terms of the agreement, Mr. Siegel will be paid a base salary of $190,000 for the first year, $200,000 for the second year, $210,000 for the third year and $220,000 for the fourth year. Mr. Siegel will also be granted 5,500 shares of our common stock for each year of service under the agreement as a retention bonus. In addition, Mr. Siegel will be eligible to receive additional bonuses payable in cash and shares of our common stock based on certain revenue and earnings before deduction of interest and taxes (“EBIT”) targets, as set forth below.

(i) a cash bonus equal to one of the following percentages of the dollar amount of yearly revenue growth in excess of 7% in the our Health and Safety Monitoring Systems (“HSMS”) segment for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010: 2%, if the HSMS revenue grows by more than 7% but less than 10%; 3%, if the HSMS revenue grows by 10 % or more but less than 13%; 4.25%, if the HSMS revenue grows by 13% or more but less than 16%; 5.75%, if the HSMS revenue grows by 16% or more but less than 19%; 7.5%, if the HSMS revenue grows by 19% or more.

(ii) a cash bonus equal to one of the following percentages of the our EBIT from our HSMS segment for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010, plus one of the following number of shares: 2% plus 500 shares, if the HSMS EBIT equals to 5% or more but less than 6% of the HSMS revenues for the applicable year; 2.5% plus 1,000 shares, if the HSMS EBIT equals to 6% or more but less than 7% of the HSMS revenues for the applicable year; 3.0% plus 1,500 shares, if the HSMS EBIT equals to 7% or more but less than 8% of the HSMS revenues for the applicable year; 3.5% plus 2,000 shares, if the HSMS EBIT equals to 8% or more but less than 9% of the HSMS revenues for the applicable year; 4.0% plus 2,500 shares, if the HSMS EBIT equals to 9% or more but less than 10% of the HSMS revenues for the applicable year; 4.5% plus 3,000 shares, if the HSMS EBIT equals to 10% or more of the HSMS revenues for the applicable year; and

(iii) one of the following number of shares based on the year-over-year growth of our EBIT on a consolidated basis for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010: 3,000 shares, if EBIT grows by 15% or more but less than 17.5%; 4,000 shares, if EBIT grows by 17.5% or more but less then 20%; 5,250 shares, if EBIT grows by 20% or more but less than 22.5%; 6,500 shares, if EBIT grows by 22.5% or more but less than 25%; and 8,500 shares, if EBIT grows by 25% or more.

On January 20, 2006, we entered into an employment agreement with Richard Rallo, whereby he is employed for a period of 3 years, beginning on January 1, 2006, as our Chief Financial Officer. Mr. Rallo’s employment agreement provides for the following base salary amounts: $170,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $185,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; and $200,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008. Mr. Rallo’s employment agreement is only terminable upon certain specified events constituting cause, and in certain circumstances upon a change in control. In addition, Mr. Rallo received a $5,000 cash bonus in connection with the execution of his employment agreement.

In connection with his employment agreement, on January 20, 2006, we entered into a stock purchase agreement with Mr. Rallo. Pursuant to this stock purchase agreement, Mr. Rallo was granted 10,000 shares of restricted common stock subject to a repurchase right in our favor. We have the right to repurchase the shares for $.01 per share if Mr. Rallo ceases to be employed by us. The repurchase right lapsed with respect to 2,500 shares on December 31, 2006, and lapses with respect to (i) 3,500 shares on December 31, 2007, and (ii) 4,000 shares on December 31, 2008, subject to the condition that Mr. Rallo remains employed by us on each such applicable date; provided, however, that in the event of a change in control (as defined in his employment agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rallo either agree to continue his current employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rallo in lieu of his current employment agreement, then any such shares which remain unvested, shall vest immediately upon our or our successor’s mutual agreement with Mr. Rallo to continue is current employment agreement or to enter into a new employment agreement.

In the event that Mr. Rallo should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we may terminate his employment agreement after the expiration of such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the number of shares covered by exercisable and unexercisable stock options and stock grants held by our named executive officers on December 31, 2006.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Howard Siegel	20,000	$4.004	3/13/07
	7,942	$2.53	8/12/07
	8,500	$2.519	1/27/08

Jack Rhian				40,000	$267,600	90,000	$602,100
	50,000	$2.00	1/31/08
	4,343	$2.87	12/31/11
	30,000	$3.25	1/30/12
	25,000	$3.50	1/30/13
	25,000	$4.00	1/30/14
	3,856	$2.30	8/12/12
	5,000	$2.29	1/27/13

Frederic Siegel	25,000	$2.87	12/31/11
	8,252	$2.87	12/31/11
	4,827	$2.30	8/12/12
	6,400	$2.29	1/27/13
	13,917	$1.98	4/08/13
	65,530	$4.24	5/27/14

Richard Rallo	5,000	$2.00	1/31/07	7,500	$50,175
	5,088	$2.87	12/31/11
	10,000	$3.25	1/30/12
	3,038	$2.30	8/12/12
	3,800	$2.29	1/27/13
	10,000	$2.00	2/01/08
	30,000	$2.50	11/14/13
	5,000	$4.24	5/27/14
	25,000	$5.96	12/07/10

(1)	All stock options were fully vested at December 31, 2006.
(2)
The stock grants for Mr. Rhian vest on a yearly basis on each December 31 at 10,000 shares per year for the next four years. The stock grants for Mr. Rallo vest as follows: (i) 3,500 at December 31, 2007 and (ii) 4,000 at December 31, 2008.

(3)	Based on the closing market price of the Company's common stock at the end of the last completed fiscal year ($6.69), multiplied by the number of shares reported.
(4)	Mr. Rhian may earn up to a potential maximum of 18,000 shares per year based on certain performance criteria as described above.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on stock option exercises and vesting of stock grants with respect to each of our named executive officers during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Howard Siegel	26,538	$71,955	-	-
Jack Rhian	68,654	$134,159	10,000	$66,900
Fred Siegel	83,154	$133,641	-	-
Rich Rallo	5,000	$10,000	2,500	$16,725

(1) Based on the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2) Based on the market value of the shares on the day of vesting.

Potential Payment Upon Termination or Change-in-Control

Unless Mr. Rhian is terminated for cause (as defined in his employment agreement), in the event that we do not offer Mr. Rhian to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as his current employment agreement to begin immediately following the expiration of the his current employment agreement, Mr. Rhian shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of his current employment agreement.

In the event of his death during the term of the employment agreement, Mr. Rhian’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in his employment agreement) and Mr. Rhian’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rhian will be entitled to a lump sum cash payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement. Had such termination occurred on December 31, 2006, Mr. Rhian would have been entitled to receive a $586,538 payment as a result of such termination.

Unless Mr. Rallo is terminated for cause (as defined in his employment agreement), in the event that we do not offer Mr. Rallo to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the his current employment agreement to begin immediately following the expiration of his current employment agreement, Mr. Rallo shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of his current employment agreement.

In the event of his death during the term of his employment agreement, Mr. Rallo’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in the Mr. Rallo’s employment agreement) and Mr. Rallo’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rallo will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement. Had such termination occurred on December 31, 2006, Mr. Rallo would have been entitled to receive a $424,580 payment as a result of such termination.

DIRECTOR COMPENSATION

The table below shows the annual compensation for the Company’s non-employee directors during 2006.

Name	Fees Earned or Paid In Cash ($)	Option Awards (1)(2) ($)	Total ($)
Ron Levin	$15,000	$9,052	$24,052
Yacov Shamash	$15,000	$9,052	$24,052
James Lapolla	$4,500 (3)	$9,052	$13,552
Jack Gallagher	$15,000	$9,052	$24,052
Greg Fortunoff	$4,500 (4)	$9,052	$13,552

(1)
The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes, for stock option grants, for the fiscal year ended December 31, 2006 in accordance with SFAS 123R. The assumptions we used to calculate these amounts are discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	The stock options were granted to the non-employee Board of Directors on August 3, 2006 and were granted at the fair value on this date. The Company recorded the entire expense relating to such grants in 2006.
(3)	Mr. Lapolla waived some cash compensation during 2006.
(4)	Mr. Fortunoff joined the Board of Directors on April 16, 2006.

Narrative Disclosure to Directors Compensation Table

We do not compensate our Directors who are also employees for their service as Directors. Our non-employee Directors receive cash and stock option compensation for their service as Directors, as determined on a yearly basis by our Board of Directors. In fiscal 2006, all of our non-employee Directors received an annual retainer of $9,000, with an additional $3,000 per annum for each audit and compensation committee membership. In addition, such Directors were granted fully vested stock options to purchase 10,000 shares upon their election at the annual meeting. The Board of Directors is currently evaluating the compensation of non-employee directors for 2007.

Compensation Committee Interlocks and Insider Participation

Each of Mr. Lapolla, Mr. Shamash, Mr. Levin and Mr. Gallagher served as members of the compensation committee during 2006, none of which (i) was during such fiscal year, an officer or employee of the Company, (ii) formerly an officer of the Company, or (iii) had any relationship requiring disclosure under any paragraph of Item 404 of regulation S-K.

No executive officer of the Company served as a member of a compensation committee (or other board committee performing similar functions) of another entity, one of whose executive officers served on the Company’s compensation committee.

No executive officer of the Company served as a director of another entity, one whose executive officers served on the compensation committee of the Company.

No executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section included in this annual report on Form 10-K with management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.

Yacov Shamash
Ronald Levin
Jack Gallagher

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2006, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation plans approved by security holders	1,100,318(1)	$4.14(2)	575,822
Equity Compensation plans not approved by security holders	-	-	-

(1)	This amount includes 1,052,818 shares subject to outstanding stock options and 47,500 shares subject to future vesting measures.
(2)	This amount combines the shares subject to outstanding stock options at a weighted average price of $4.02 and the shares subject to future vesting measures at a weighted average price of $6.69.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 30, 2007, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and (d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

	Name and Address	Amount and Nature of	Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership	Class(2)

Common Stock	Howard M. Siegel	1,137,831(3)	12.3%

Common Stock	Ron Levin 184 Greenway Road Lido Beach, NY 11561	178,700(4)	1.9%

Common Stock	John Gallagher 26 Woodfield Road Stony Brook, NY 11790	20,000(5)	*

Common Stock	Frederic S. Siegel	358,985(6)	3.8%

Common Stock	James F. LaPolla Home Health Management Services, Inc. 853 Broadway New York, NY 10003	50,000(7)	*

Common Stock	Yacov Shamash, PH.D. 7 Quaker Hill Road Stony Brook, NY 11790	48,800(8)	*

Common Stock	Jack Rhian	327,853(9)	3.5%

Common Stock	Richard Rallo	116,926(10)	1.3%

Common Stock	Gregory Fortunoff 200 East 72nd Street New York, NY 10021	762,700(11)	8.2%
	All directors and executive officers as a group (10 persons)	3,001,795(12)	30.7%
__________________________________________________
(1)	Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.
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

(3)	Includes 16,442 shares subject to currently exercisable stock options.
(4)	Includes 40,000 shares subject to currently exercisable stock options. Includes 20,000 shares owned by Mr. Levin's wife, to which Mr. Levin disclaims beneficial ownership.
(5)	Consists of 20,000 shares subject to currently exercisable stock options.
(6)	Includes 123,926 shares subject to currently exercisable stock options.
(7)	Includes 40,000 shares subject to currently exercisable stock options.
(8)	Includes 40,000 shares subject to currently exercisable stock options.
(9)	Includes 143,199 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.
(10)	Includes 91,926 shares subject to currently exercisable stock options.
(11)	Includes 10,000 shares subject to currently exercisable stock options and 3,500 shares subject to a currently exercisable warrant.
(12)	Includes options indicated in notes (3), (4), (5), (6), (7), (8), (9), (10) and (11).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company's executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "Lease"). The Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses. In October 1997, the Company entered into a separate ten-year operating lease (the “1997 Lease”), for an additional 2,200 square feet of office space located in an adjacent building owned by Add on Properties, LLC, owned by Mr. H. Siegel. The 1997 Lease called for an initial minimum annual rent of $36,000, subject to a 5% annual increase plus reimbursement for real estate taxes. In November 1999, an Addendum to the 1997 Lease was entered into for an additional 2,200 square feet at an annual rent of $39,600 subject to the same terms and conditions stated in the original lease. In November 2004, the Company vacated and surrendered possession of this premises and Add on Properties, LLC waived and released the Company from any further obligations it may have had pursuant to the terms and provisions of the aforementioned lease. The Company believes that the remaining lease has terms which are competitive and customary.

Mr. H. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him. In July 2002, the amount due from Mr. H. Siegel, plus accrued interest, was converted into a promissory term loan. The loan bears interest at a rate of 5% per annum and is payable in monthly installments of principle and interest through September 1, 2009. The amount outstanding at December 31, 2006 and 2005 was $73,713 and $98,107, respectively.

Review, Approval or Ratification of Transactions with Related Persons

On an ongoing basis, the compensation committee is responsible for reviewing and recommending for approval any transaction which would require disclosure under Item 404 of Regulation S-K.

Family relationships

The Company employs Frederic Siegel as Executive Vice President. In 2006, he earned a salary of $200,000. Frederic Siegel is the son of Mr. Howard M. Siegel.

The Company employs Joy Siegel as Vice President of Provider Relations. In 2006, Ms. Siegel earned a salary of $92,767. Ms. Siegel is the daughter of Mr. H. Siegel.

Director Independence

Each of the following Directors of the Company is independent as defined in Rule 4200(a) of the National Association of Securities Dealers listing Standards: Mr. Lapolla, Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff. All of the members of the Board of Directors' audit committee and compensation committee meet the applicable independence requirements.

Item 14. Principal Accountant Fees and Services

The firm of Margolin, Winer & Evens, LLP has served as the independent auditors of the Company since 1995. The Audit Committee of the Board of Directors has appointed Margolin, Winer & Evens, LLP to continue as the independent auditors of the Company for the fiscal year ending December 31, 2006.

	Fiscal Year Ended
	December 31, 2006	December 31, 2005

Audit Fees (a)	$195,000	$162,000
Audit-Related Fees (b)	45,900	85,000
Total Audit and Related Fees	$240,900	$247,000
Tax Fees (c)	50,000	30,000
All other Fees (d)	-	-

Total Fees	$290,900	$277,000

(a)	audit fees include the audit of the Company’s annual consolidated financial statement and reviews of the quarterly consolidated financial statements.

(b)	audit-related fees include services for employee benefit plan audits, due diligence relating to acquisition transactions and consultations concerning financial accounting and reporting.

(c)	tax fees include services for the preparation of Company’s tax returns.

(d)	There were no other services billed to the Company in 2006 and 2005.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Margolin, Winer & Evens, LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements
1. Financial Statements:
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidate Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements
2. Financial Statements Schedules: None.
3. Exhibits: The required exhibits are included at the end of this report and are described in the Exhibit Index below.

Exhibit Index

	Exhibit No.	Identification of Exhibit

3(a)(i)
Articles of Incorporation of Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company's Form S-1 Registration Statement under the Securities Act of 1933, filed on September 30, 1983 - File No. 2-86862)

	3(a)(ii)	Certificate of Amendment to the Company’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

	3(b)*	Amended and Restated By-Laws of Company, as further amended

	3(c)	Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).

	3(d)	Certificate of Incorporation of HCI Acquisition Corp. (Incorporated by reference to Exhibit 3(d) of the Company’s Form 10-KSB for the year ended December 31, 2000).

	3(e)	Certificate of Incorporation of Live Message America Acquisition Corp. (Incorporated by reference to Exhibit 3(e) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004)

	3(f)	Certificate of Incorporation of North Shore Answering Service, Inc. (incorporated by reference to Exhibit 3(f) to the Company’s form 10-KSB for the year ended December 31, 2006)

	3(g)	Certificate of Incorporation of Answer Connecticut Acquisition, Corp. (incorporated by reference to Exhibit 3(g) to the Company’s form 10-KSB for the year ended December 31, 2006)

	3(h)	Certificate of Incorporation of MD OnCall Acquisition Corp. (incorporated by reference to Exhibit 3(h) to the Company’s form 10-KSB for the year ended December 31, 2006)

	3(i)*	Certificate of Incorporation of American Mediconnect Acquisition Corp.

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

10(b)+
Employment Agreement dated December 13, 2006 between the Company and Howard M. Siegel. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2006).

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

10(d)(i)+	Employment Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 26, 2006).

10(d)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 26, 2006).

10(e)*+	Employment Agreement dated December 28, 2006 between the Company and Randi Baldwin.

10(f)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

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

10(t)(iv)
Amendment to Credit Agreement dated March 16, 2006, between the Company and the Bank of New York. (Incorporated by reference to Exhibit 10(t)(iv) to the Company’s Form 10-KSB for the year ended December 31, 2006)

10(t)(v)*	Amendment to Credit Agreement dated December 22, 2006, between the Company and JPMorgan Chase.

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

10(x)(iii)
Asset Purchase Agreement dated March 10, 2006, with Capitol Medical Bureau, Inc. and MD OnCall, LLC. (Incorporated by reference to Exhibit 10(x)(iii) to the Company’s Form 10-KSB for the year ended December 31, 2006)

10(x)(iv)*	Asset Purchase Agreement dated December 22, 2006, with American Mediconnect, Inc. and PhoneScreen, Inc.

21*	Subsidiaries of the Company

23.1*	Consent of Margolin, Winer & Evens LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
* Filed herewith.
+ Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

By:	/s/ Jack Rhian
Jack Rhian
Chief Executive Officer and President

Dated: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board,	April 2, 2007
Howard M. Siegel	and Director

/s/ Jack Rhian	Chief Executive Officer	April 2, 2007
Jack Rhian	and President

/s/ Ronald Levin	Director	April 2, 2007
Ronald Levin

/s/Jack Gallagher	Director	April 2, 2007
Jack Gallaher

/s/ Frederic S. Siegel	Executive Vice President	April 2, 2007
Frederic S. Siegel	and Director

/s/ Yacov Shamash	Director	April 2, 2007
Dr. Yacov Shamash

	Director	April 2, 2007
James F. LaPolla

/s/ Gregory Fortunoff	Director	April 2, 2007
Gregory Fortunoff

/s/ Richard Rallo	Chief Financial Officer	April 2, 2007
Richard Rallo

AMERICAN MEDICAL ALERT
CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2006, 2005 and 2004

AMERICAN MEDICAL ALERT
CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2006, 2005 and 2004

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2 and F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-31

Schedule II - Valuation and Qualifying Accounts	F-32

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ Margolin, Winer & Evens LLP
Garden City, New York
March 30, 2007

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS

Current Assets:
Cash	$856,248	$2,638,984
Accounts receivable (net of allowance for doubtful accounts of
$547,000 in 2006 and $451,000 in 2005)	4,920,950	4,354,744
Notes receivable	25,642	24,394
Inventory	313,851	332,323
Prepaid expenses and other current assets	860,863	684,336
Deferred income taxes	239,000	309,000

Total Current Assets	7,216,554	8,343,781

Fixed Assets - at cost:
Medical devices	17,350,168	16,970,577
Monitoring equipment	2,864,310	2,240,484
Furniture and equipment	2,454,499	1,494,323
Construction in progress	-	293,247
Leasehold improvements	1,009,178	720,583
Automobiles	275,712	258,689
	23,953,867	21,977,903
Less accumulated depreciation and amortization	14,645,955	14,167,245

	9,307,912	7,810,658

Other Assets:
Long-term portion of notes receivable	48,071	73,713
Intangible assets (net of accumulated amortization of
$3,194,677 and $2,229,045 in 2006 and 2005)	5,115,961	3,474,252
Goodwill (net of accumulated amortization of $58,868)	9,532,961	6,086,428
Other assets	1,386,286	806,504

	16,083,279	10,440,897

Total Assets	$32,607,745	$26,595,336

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,527,327	$616,811
Accounts payable	805,002	1,120,269
Accounts payable - acquisitions	477,308	1,318,103
Accrued expenses	1,075,256	1,305,091
Current portion of capital lease obligations	39,183	24,082
Deferred revenue	104,515	111,428

Total Current Liabilities	4,028,591	4,495,784

Deferred Income Tax Liability	992,000	971,000
Long-Term Debt , Net of Current Portion	5,677,068	2,429,396
Long-Term Portion of Capital Lease Obligations	74,440	-
Customer Deposits	69,200	-
Accrued Rental Obligation	381,256	190,230
Other Liabilities	40,000	125,000

Total Liabilities	11,262,555	8,211,410

Commitments and Contingencies	-	-

Shareholders’ Equity:
Preferred stock, $.01 par value -
Authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value -
Authorized, 20,000,000
Issued 9,230,086 shares in 2006 and 8,765,415 in 2005	92,302	87,654
Additional paid-in capital	14,591,238	12,897,151
Retained earnings	6,767,682	5,505,153
	21,451,222	18,489,958
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)

Total Shareholders’ Equity	21,345,190	18,383,926

Total Liabilities and Shareholders’ Equity	$32,607,745	$26,595,336

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2006	2005	2004

Revenue:
Services	$30,406,636	$22,176,799	$18,852,925
Product sales	387,752	270,843	275,078

	30,794,388	22,447,642	19,128,003

Costs and Expenses (Income):
Costs related to services	14,439,292	10,717,366	9,613,792
Cost of products sold	234,336	154,329	159,054
Selling, general and administrative expenses	14,172,973	10,198,082	8,845,066
Interest expense	394,613	52,638	58,184
Other income	(578,355)	(473,209)	(356,699)

	28,662,859	20,649,206	18,319,397

Income Before Provision for
Income Taxes	2,131,529	1,798,436	808,606

Provision for Income Taxes	869,000	866,000	398,000

Net Income	$1,262,529	$932,436	$410,606

Basic Earnings Per Share	$.14	$.11	$.05

Diluted Earnings Per Share	$.13	$.10	$.05

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL
Balance - January 1, 2004	7,734,486	$77,345	$9,573,863	$4,162,111	$(106,032)	$13,707,287

Exercise of Stock Options	268,557	2,685	717,121	-	-	719,806

Exercise of Warrants	75,000	750	284,250	-	-	285,000

Income Tax Benefit of Stock Option Exercised	-	-	155,200	-	-	155,200

Net Income for the Year Ended December 31, 2004	-	-	-	410,606	-	410,606

Balance - December 31, 2004	8,078,043	$80,780	10,730,434	4,572,717	(106,032)	15,277,899

Issuance of Common Stock - Acquisitions	25,914	259	154,187	-	-	154,446

Exercise of Stock Options	385,008	3,850	1,072,147	-	-	1,075,997

Exercise of Warrants	276,450	2,765	803,583	-	-	806,348

Income Tax Benefit of Stock Options Exercised	-	-	136,800	-	-	136,800

Net Income for the Year Ended December 31, 2005	-	-	-	932,436	-	932,436

Balance - December 31, 2005	8,765,415	$87,654	12,897,151	5,505,153	(106,032)	18,383,926

Issuance of Common Stock - Employees	31,333	313	187,687	-	-	188,000

Issuance of Common Stock - Acquisitions	92,327	923	571,465	-	-	572,388

Issuance of Stock Options	-	-	61,261	-	-	61,261

Exercise of Stock Options	253,511	2,537	499,049	-	-	501,586

Exercise of Warrants	87,500	875	331,625	-	-	332,500

Income Tax Benefit of Stock Options Exercised	-	-	43,000	-	-	43,000

Net Income for the Year Ended December 31, 2006	-	-	-	1,262,529	-	1,262,529

Balance - December 31, 2006	9,230,086	$92,302	$14,591,238	$6,767,682	$(106,032)	$21,345,190

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$1,262,529	$932,436	$410,606
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for deferred income taxes	91,000	149,000	49,000
Provision for doubtful receivables	210,795	200,675	85,000
Stock compensation charge	249,261	-	-
Depreciation and amortization	3,515,262	3,061,668	3,071,424
Provision for valuation of put warrants	-	(10,000)	(190,000)
Accrued rental obligation	191,026	46,600	35,606
Income tax benefit from stock options exercised	43,000	136,800	155,200
Decrease (increase) in:
Accounts receivable	(626,204)	(1,033,454)	(158,563)
Inventory	18,472	364,413	(244,812)
Prepaid and refundable taxes	-	-	155,093
Prepaid expenses and other current assets	(176,527)	(250,279)	37,440
Other assets	-	-	11,312
Increase (decrease) in:
Accounts payable	(315,267)	560,816	(58,884)
Accrued expenses	(208,835)	1,490	495,773
Deferred revenue	(6,913)	95,594	(90,575)
Other liabilities	(85,000)	(60,000)	261,884

Net Cash Provided by Operating Activities	4,162,599	4,195,759_	4,025,504

Cash Flows from Investing Activities:
Repayments of notes receivable	24,394	23,207	22,077
Purchase of American Mediconnect, Inc.	(1,550,136)	-	-
Purchase of MD OnCall	(2,877,648)	-	-
Purchase of alphaCONNECT, Inc.	-	-	(639,816)
Purchase of LIMC	-	(364,100)	-
Purchase of North Shore	-	(2,257,356)	-
Purchase of Answer Connecticut, Inc.	(30,493)	(2,348,332)	-
Purchase - other	(70,345)	-	-
Payment of accounts payable - acquisitions	(1,489,635)	(51,256)	-
Expenditures for fixed assets	(3,563,253)	(2,983,451)	(2,615,637)
(Increase) decrease in other assets	(266,425)	(700,252)	-
Deposits on equipment and software	(321,987)	-	-
Increase in goodwill	-	-	(103,856)
Payment for account acquisitions and licensing
agreement	(438,996)	(98,262)	(312,489)

Net Cash Used in Investing Activities	(10,584,524)	(8,779,802)	(3,649,721)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4,850,000	3,000,000	62,065
Repayment of long-term debt	(991,812)	(751,051)	(357,646)
Principal payments under capital lease
obligations	(53,084)	(95,119)	(90,269)
Exercise of stock options and warrants	834,085	1,882,345	1,004,806
Net Cash Provided by
Financing Activities	4,639,189	4,036,175	618,956

Net Increase (Decrease) in Cash	(1,782,736)	(547,868)	994,739

Cash - beginning of year	2,638,984	3,186,852	2,192,113

Cash - end of year	$856,248	$2,638,984	$3,186,852

Supplemental Disclosure of Cash Flow
Information -
Cash paid during the year for:
Interest	$364,702	$68,325	$58,184
Income taxes	1,542,774	211,509	104,299

Supplemental Schedule of Noncash Investing
and Financing Activities:

Common Stock issued in connection with acquisition	$572,388	$154,446	$-
Accounts payable due sellers in connection
with acquisitions	648,840	1,241,219	128,140
Long-term debt issued in connection with
acquisition of PERS subscriber base	300,000	-	-

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”), which encompasses personal emergency response systems (“PERS”) and telehealth systems, telephony based communication services (“TBCS”) and pharmacy security monitoring systems (Safe Com). The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center. The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. TBCS provides after-hours telephone answering services as well as newly developed “Daytime Service” applications to the healthcare community. Safe Com provides personal safety and asset monitoring to retail establishments. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies, physicians and group practices and individual consumers across the United States.

Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company”. All material inter-company balances and transactions have been eliminated.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market. At December 31, 2006 and 2005, the Company had reserves on certain component parts inventory aggregating approximately $23,000 and $337,000, respectively. The reserve, which arose in 2004 ($232,000) and 2005 ($105,000), was established due to a change in telehealth technology. During 2006, the majority of these components were discarded.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable. No impairment losses were recorded during the three-year period ended December 31, 2006.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s PERS equipment is subject to approval from the Federal Communication Commission (“FCC”). In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to the inquiry, the Company has determined that certain versions of its PERS equipment emit levels of radio frequency energy that exceed applicable standards designed to reduce the possibility of interference with radio communications; however, this issue poses no safety or functionality risk to subscribers.

In July 2006, the Company reached an agreement with the FCC on a corrective action plan to upgrade the affected PERS equipment and agreed upon a voluntary contribution of $75,000. At December 31, 2005, the Company had accrued such amount. The Agreement calls for the corrective action plan to run substantially parallel with the normal recycling of the Company’s PERS equipment and, as such, the only additional cost to be incurred will be the incremental cost of bringing the units into compliance with the FCC regulations.

Through December 31, 2006, the Company has expensed approximately $976,000 in connection with this matter. During the years ended December 31, 2006, 2005 and 2004 the Company recorded expenses of approximately $66,000, $430,000 and $480,000, respectively, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees,.

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired. Goodwill and indefinite life intangible assets are not amortized, but are subject to annual impairment tests. The Company completes the annual impairment test during the fourth quarter. As of December 31, 2006 and 2005, no evidence of impairment existed.

Other intangible assets with finite lives are amortized on a straight-line basis over the periods of expected benefit. The Company's other intangible assets include: (a) trade accounts and trade name (collectively, “account acquisitions”) which are amortized over their estimated lives of three to ten years; (b) noncompete agreements which are being amortized over their contractual lives of five years; (c) customer lists which are being amortized over five to seven years and (d) licensing agreement which is being amortized over the term of the related agreement (Note 2).

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts. Sales terms usually provide for payment within 30 to 60 days of billing. An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 2006, 2005 and 2004, provisions for doubtful accounts of approximately $211,000, $200,000 and $85,000, respectively, were charged to income and included in general and administrative expenses. Accounts receivable are charged against the allowance when substantially all collection efforts cease. Recoveries of accounts receivable previously charged off are recorded when received.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition - Approximately 98% of revenue is derived from contract services relating to two of the Company’s segments (see Note 12). HSMS revenue principally consists of fixed monthly charges covering the rental of the PERS and telehealth units as well as the monitoring of the PERS at the Company’s call center. In the TBCS and Safe Com segments, revenue is primarily derived from monthly services pursuant to contracts. Certain TBCS customers are billed in advance on a semi-annual and annual basis. Unearned revenue is deferred and recognized as services are rendered. None of the Company’s billings are based on estimates.

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

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $240,487, $173,790 and $151,876 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income per share - Earnings per share data for the years ended December 2006, 2005 and 2004 are presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
2006

Basic EPS -
Income available to
common shareholders	$1,262,529	8,948,328	$.14

Effect of dilutive securities -
Options and warrants	-	437,814

Diluted EPS -
Income available to common
shareholders and
assumed conversions	$1,262,529	9,386,142	$.13

2005

Basic EPS -
Income available to
common shareholders	$932,436	8,452,435	$.11

Effect of dilutive securities -
Options and warrants	-	672,470

Diluted EPS -
Income available to common
shareholders and
assumed conversions	$932,436	9,124,905	$.10

2004

Basic EPS -
Income available to
common shareholders	$410,606	$7,903,267	$.05

Effect of dilutive securities -
Options and warrants	-	575,557

Diluted EPS -
Income available to common
shareholders and
assumed conversions	$410,606	$8,478,824	$.05

Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies. The risk is mitigated by the Company’s procedures for extending credit, follow-up of disputes and receivable collection procedures. In addition, the Company maintains its cash in various bank accounts that at times may exceed federally insured limits. (See Note 11).

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications - Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates, in part, are based upon assumptions concerning future events. Among the more significant are those that relate to collectibility of accounts receivable, the estimated lives and recoverability of long-lived assets, including goodwill, and the ultimate cost to resolve the FCC matter. Accounting estimates reflect the best judgment of management and actual results may differ from those estimates.

Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of certain financial instruments in their financial statements. The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable and accrued expenses approximates their carrying amounts due to the short maturity of these instruments. Substantially all long-term debt bears interest at variable rates currently available to the Company; accordingly, their carrying amounts approximate their fair value.

Accounting for stock-based compensation - Prior to 2006, the Company followed Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense was recognized on a straight-line basis for stock awards based on the vesting period and the market price at the date of the award.

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Statement No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006. The Company adopted Statement No. 123(R) using the modified prospective transition method. The Company’s consolidated financial statements for the year ended December 31, 2006, reflects the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the consolidated statement of income.

2006
Stock options	$61,261

Service based awards	80,000
Performance based awards	108,000
Tax benefits	(103,694)
Stock-based compensation expense, net of tax	$145,567

Effect on basic and diluted earnings per share	$0.02

Service Based Awards

In 2006, the Company granted 60,000 restricted shares to certain executives. These shares vest over periods ranging from three to five years, on December 31 of each year. As of December 31, 2006, 12,500 shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The grant date fair value of restricted stock granted during the year ended December 31, 2006 was $360,000. As of December 31, 2006, the Company had $280,000 of total unrecognized compensation costs related to unvested restricted stock expected to be recognized over a weighted average period of 3.71 years.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Awards

In 2006, the Company granted awards to an executive providing for the right to earn up to 90,000 shares (up to 18,000 shares per year for the next five years) to an executive. The receipt of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next five fiscal years ending December 31. The fair value of the performance shares ($540,000) is based on the Company's closing common stock price on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of December 31, 2006, no shares were vested. As of December 31, 2006, there was $432,000 of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 4.00 years.

The following table illustrates pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), to stock-based employee compensation in 2005 and 2004.

	Years Ended December 31,
	2005	2004
Net income, as reported	$932,436	$410,606
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method,
net of tax	(136,055)	(104,215)
Pro forma net income	$796,381	$306,391

Earnings per share:
Basic - as reported	$0.11	$0.05
Basic - pro forma	$0.09	$0.04
Diluted - as reported	$0.10	$0.05
Diluted - pro forma	$0.09	$0.04

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $61,261, $238,090 and $143,791, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options at date of grant was estimated by Chartered Capital Advisors, Inc. using the Black-Scholes model with the following weighted average assumptions:

	2006	2005	2004

Expected life (years)	2	2	2
Risk free interest rate	4.94%	4.31%	2.83%
Expected volatility	23.26%	18.39%	22.50%
Expected dividend yield	-	-	-

Recent accounting pronouncements - In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle to be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 and the adoption of this statement did not have a material impact on the consolidated results of operations or financial position.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges and not included in overhead. It also requires that allocation of fixed production overhead cost to inventory be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the consolidated results of operations or financial position.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 as of January 2007 and the adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 is effective for years ending after November 15, 2006. The adoption of the provisions of SAB No. 108 did not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see above). The Company is currently assessing the impact of SFAS 159.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Intangible Assets and Goodwill	Intangible assets consist of the following:

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Account acquisitions	$1,837,293	$1,044,976	$1,138,297	$998,226
Noncompete agreements	315,000	91,979	200,000	40,208
Customer lists	5,043,345	1,234,337	3,250,000	470,149
Licensing agreement (a)	1,115,000	823,385	1,115,000	720,462

Total	$8,310,638	$3,194,677	$5,703,297	$2,229,045

(a) - On November 1, 2001, the Company entered into a five-year Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology. The agreement was amended on June 30, 2005 and includes an extension of the initial term for an additional three years, through October 31, 2009.

Amortization expense of intangible assets for the years ended December 2006, 2005 and 2004 was approximately $1,014,000, $632,000 and $723,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows:

Years Ending December 31,

2007	$1,210,000
2008	1,110,000
2009	956,000
2010	793,000
2011	387,000
Thereafter	660,000

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the years ended December 31, 2006 and 2005 are as follows:

Balance as of January 1, 2005	$2,563,864
Additional Goodwill	3,522,564

Balance as of
December 31, 2005	6,086,428

Additional Goodwill	3,446,533

Balance as of
December 31, 2006	$9,532,961

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additions to goodwill during 2006 include $1,160,236, $2,255,804 and $30,493 relating to the acquisitions of American Mediconnect, Inc., Rhode Island Medical Bureau and Capital Medical (“MD OnCall”) and Answer Connecticut, Inc., respectively. The 2005 additions to goodwill include $1,825,380, $1,466,489 and $230,695 relating to the acquisition of Answer Connecticut, Inc., North Shore Answering Service and Long Island Message Center, Inc., respectively.

3. Long-Term Debt	Long-term debt consists of the following:

	December 31,
	2006	2005

Term loans - bank	$6,125,000	$3,000,000
Revolving credit line - bank	750,000	-
Note payable - other	300,000	-
Auto loans	29,395	46,207

	7,204,395	3,046,207
Less current portion of long-term debt	1,527,327	616,811

	$5,677,068	$2,429,396

Term loans payable and revolving credit line - bank - In May 2002, the Company entered into a credit facility arrangement for $3,000,000, which included a term loan of $1,500,000 and a revolving credit line that permitted maximum borrowings of $1,500,000 (based on eligible receivables, as defined).

In December 2005, the credit facility was amended to increase the term loan to $3,000,000. The Company drew down the full $3,000,000 and utilized a portion of the proceeds to pay off its existing term loan of $450,000 under the original credit facility. The term loan is now payable in equal monthly principal payments of $50,000 over five years, commencing January 2006. The revolving credit line matures in May 2008.

In March 2006 and December 2006, the credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance the acquisitions of MD OnCall and American Mediconnect, Inc. These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.

In December 2006, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The LIBOR interest rate charge shall be adjusted in .25% intervals based on the Company’s ratio of Consolidated Funded Debt to Consolidated EBITDA. The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006 and 2005, the Company was in compliance with the financial covenants in its loan agreement. At June 30, 2006 and March 31, 2006, the Company was not in compliance with one of the financial covenants in its loan agreement. The lender waived the non-compliance and entered into an amendment to the credit facility.

Note payable - other - In December 2006, in connection with the acquisition of certain PERS accounts, the Company executed a note in the amount of $300,000. The note is payable in twelve equal quarterly installments of $27,515 commencing in February 2007, which includes interest at a fixed rate of 6% .

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,
2007	$1,527,327
2008	2,282,752
2009	1,529,316
2010	1,420,000
2011	445,000

$7,204,395

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.

4. Acquisitions
On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”), AMI is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers and PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the following three years the Company shall pay Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. The Company also incurred professional fees of approximately $57,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009. The results of operations of AMI are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Fixed assets	$175,000
Non-compete agreement	50,000
Customer list	700,000
Goodwill	1,160,236

Cost to acquire AMI	$2,085,236

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064, which was paid in full as of March 2007. The Company also recorded finder and professional fees of approximately $181,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The results of operations of MD OnCall are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$138,798
Fixed assets	260,000
Non-compete agreement	50,000
Customer list	1,050,000
Goodwill	2,255,804
Capital lease obligations	(142,625)
Customer deposits	(48,200)

Cost to acquire MD OnCall	$3,563,777

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and future cash payments of $617,785, which were paid as of December 2006. The Company also recorded professional fees of approximately $62,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2006, 2007 and 2008. The threshold was not met for 2006. The results of operations of ACT are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$95,182
Fixed assets	150,000
Non-compete agreement	50,000
Customer list	1,000,000
Goodwill	1,855,873

Cost to acquire ACT	$3,151,055

On October 3, 2005, the Company acquired substantially all of the assets of North Shore Answering Service (“NSAS”), a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $2,719,461 and consisted of an initial cash payment of $2,175,569 and future cash payments of $543,892, which were paid as of December 2006. The Company also recorded professional fees of approximately $82,000. The results of operations of NSAS are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$24,760
Fixed assets	60,000
Non-compete agreement	50,000
Customer list	1,200,000
Goodwill	1,466,489

Cost to acquire NSAS	$2,801,249

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc., a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and a future cash payment of $79,542, which was paid in February 2006. The Company also recorded finder and professional fees of approximately $46,000. The results of operations of Long Island Message Center, Inc. are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$12,948
Non-compete agreement	25,000
Customer list	175,000
Goodwill	230,695

Cost to acquire Long Island Message Center, Inc.	$443,643

On April 12, 2004, the Company acquired substantially all of the assets of alphaCONNECT, Inc., a New Jersey based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $691,956 and consisted of an initial cash payment of $563,816 and future cash payments of $51,256 and $76,884, which were paid in 2005 and 2006, respectively. The Company also paid professional fees of $76,000. A potential existed for the payment of additional purchase price consideration if certain thresholds concerning revenue were met by the acquired business during 2005 and 2006; such thresholds were not met. The results of operations of alphaCONNECT, Inc. are included in the TBCS segment as of the date of acquisition.
The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$19,762
Fixed assets	25,000
Non-compete agreement	25,000
Customer list	325,000
Goodwill	373,194

Cost to acquire alphaCONNECT, Inc.	$767,956

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the case of each of the acquisitions, the Company received a third party valuation from Chartered Capital Advisors, Inc. of certain intangible assets in determining the allocation of purchase price.

The purchase price of each acquisition exceeded the fair value of the identifiable net assets acquired inasmuch as these acquisitions were consummated to enable the Company to expand its presence in the telephone answering service business into new regions or to strengthen its position in areas where it was already operating. Furthermore, the acquisitions were done for the business' future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible assets. The Company expects all goodwill arising from the above acquisitions will be deductible for tax purposes.

Unaudited pro forma results of operations for the years ended December 31, 2006, 2005 and 2004 as if Long Island Message Center, North Shore Answering Service, Answer Connecticut, Inc., alphaCONNECT, Inc., MD OnCall and American Mediconnect, Inc. had been acquired as of the beginning of 2004 follow. The pro forma results include estimates which management believes are reasonable.

	Pro forma Years Ended December 31,
	2006	2005	2004

Revenue	$34,381,000	$32,633,000	$29,902,000
Net income	1,304,000	1,238,000	640,000

Net income per share
Basic	$.15	$.14	$.08
Diluted	$.14	$.13	$.07

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been effected for the periods presented, or to predict the Company’s results of operations for any future period.

5. Related Party Transactions
Notes receivable at December 31, 2006 and 2005 of $73,713 and $98,107, respectively, represent amounts due from the Chairman and principal shareholder of the Company. In July 2002, the amount due from this individual, plus accrued interest, was converted into a term loan, which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

See Note 7 for other related party transactions.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Income Taxes	The provision (credit) for income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$575,000	$594,000	$163,000
State and local	203,000	123,000	186,000

	778,000	717,000	349,000
Deferred:
Federal	61,000	34,000	76,000
State and local	30,000	115,000	(27,000)

	91,000	149,000	49,000

Total	$869,000	$866,000	$398,000

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2006	2005	2004

Statutory federal income tax rate	34%	34%	34%
State and local taxes	7	9	13
Permanent differences	1	1	1
Other	(1)	4	1

Effective income tax rate	41%	48%	49%

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Deferred tax liabilities:
Difference between book and tax
bases of property	$(1,184,000)	$(1,079,000)
Deferred tax assets:
Reserves not currently deductible	394,000	417,000
Other	37,000	-

Total	431,000	417,000

Net deferred tax liabilities	$(753,000)	$(662,000)

7. Commitments
Capital leases - The Company is obligated under certain capital lease agreements for monitoring equipment and computer software that expire on various dates through 2009. Equipment and computer software under capital leases included in fixed assets are as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2006	2005

Monitoring equipment and software	$160,000	$308,340
Less accumulated depreciation	(16,000)	(193,506)

	$144,000	$114,834

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

Years ending December 31,
2007	45,895
2008	45,895
2009	33,359

Total minimum lease payments	125,149

Less amounts representing interest	11,526
Present value of net minimum lease payments	113,623

Less current portion	39,183

Obligation under capital leases, less current portion	$74,440

Operating leases - The Company rents an office facility from its Chairman and principal shareholder pursuant to a lease, which expires in September 2007. The lease calls for minimum annual rentals, subject to 5% annual increases, plus reimbursement for real estate taxes. The Company leased a second building from this individual until October 2004, at which time the Company was released from its obligation.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its HCI and Oceanside ERC and Customer Service facilities. The fifteen (15) year lease term commenced in April 2003. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase, plus reimbursement for real estate taxes.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location. The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the terms of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also entered into various other operating leases for warehouse and office space in Medford, New Jersey, Decatur, Georgia, Countryside, Illinois, Parker, Colorado and Redondo Beach, California. Additionally, the Company has entered into operating leases for its TBCS call center operations in Audubon, NJ, Port Jefferson, NY, Newington, CT., Springfield, Massachusetts, Rockville, MD, Cranston, Rhode Island and Chicago, Illinois.

Rent expense was $1,270,767 in 2006, $709,044 in 2005 and $751,941 in 2004 which includes $133,140, $133,861 and $199,875, respectively, in connection with the above noted leases with the principal shareholder. Rent expense includes real estate taxes of $23,174 in 2006, $17,831 in 2005 and $28,405 in 2004.

The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Years ending December 31,
2007	$1,009,714
2008	795,150
2009	812,791
2010	765,546
2011	720,695
Thereafter	5,018,596

$9,122,492

Approximately 1% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.

Employment agreements - On November 11, 2005, the Company entered into a five-year employment agreement (which became effective January 1, 2006) with the Company’s President and Chief Operating Officer. During the term of the agreement, the base salary will range from $240,000 to $300,000. In addition, the agreement provides for an annual stock grant and includes incentive compensation, in the form of stock, based on the Company meeting certain operating criteria.

The Company has also entered into other employment agreements with certain officers and other employees in the ordinary course of business. The aggregate annual base salaries under these agreements are as follows:

Years ending December 31,
2007	$2,177,000
2008	1,873,000
2009	1,127,000
2010	328,000

$5,505,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, certain of these employees are entitled to receive additional compensation if certain performance criteria are met. No additional compensation was paid during the three year period ended December 31, 2006.

8. Common Stock and Options
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

Information with respect to options outstanding under plans is as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance - January 1, 2004	1,620,207	$2.68
Granted during 2004	219,330	4.31
Forfeitures/expirations during 2004	(130,135)	3.30
Exercised during 2004	(268,557)	2.66
Balance - December 31, 2004	1,440,845	2.87	4.77	$3,395,054
Granted during 2005	254,758	6.32
Forfeitures/expiration during 2005	(23,312)	3.01
Exercised during 2005	(385,008)	2.80
Balance - December 31, 2005	1,287,283	3.56	5.13	$3,393,074
Granted during 2006	66,000	5.37
Forfeitures/expiration during 2006	(46,954)	4.35
Exercised during 2006	(253,511)	1.97
Balance - December 31, 2006	1,052,818	$4.02	5.12	$2,805,698

At December 31, 2006, 2005 and 2004, 1,052,818, 1,279,783 and 1,396,178 options were exercisable, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $993,080, $1,357,957 and $494,095, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the year ended December 31, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of December 31, 2006.

The following table summarizes information about the stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.00 - $3.00	359,088	4.89	$2.41	359,088	$2.41
$3.00 - $4.50	365,430	6.01	3.84	365,430	3.84
$4.50 - $6.75	303,300	4.42	5.92	303,300	5.92
$6.75 - $10.13	25,000	3.76	6.93	25,000	6.93

	1,052,818	5.12	$4.02	1,052,818	$4.02

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, 88,909, 95,213 and 391,700 shares of common stock are available for future grants under the 1997, 2000 and 2005 Plans, respectively.

9. Other Income
Other income for the years ended December 2006, 2005 and 2004 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $458,000, $392,000 and $312,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

10. Employee Savings Plan
The Company sponsors a 401(k) savings plan that is available to all eligible employees. Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. The Company contributed $21,682, $21,336 and $18,707 for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Major Customers
Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the Company’s revenue from this contract represented 8%, 12% and 15%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. In September 2006, HRA issued a bid proposal relating to the providing of PERS services. No decision has been rendered by HRA as of March 20, 2007.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006 and 2005, accounts receivable from the contract represented 9% and 11%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 14% and 17%, respectively, of medical devices. Legal and other fees of approximately $90,000, $120,000 and $120,000 relating to the contract extensions were expensed in 2006, 2005 and 2004, respectively.

12. Segment Reporting
The Company has three reportable segments, Health and Safety Monitoring Systems (“HSMS”), Telephone Based Communication Services (“TBCS”), and Safe Com.

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2006, 2005 and 2004:

		2006
	HSMS	TBCS	Safe Com	Consolidated

Revenue	$15,497,956	$14,749,417	$547,015	$30,794,388
Interest expense	38,118	356,495	-	394,613
Depreciation and amortization	2,288,158	1,156,870	70,234	3,515,262
Income tax expense	121,121	697,919	49,960	869,000
Net income	104,869	1,057,873	99,787	1,262,529
Total assets	13,962,484	18,224,326	420,935	32,607,745
Additions to fixed assets	3,146,336	760,088	91,828	3,998,252
Additions to goodwill and intangible assets	738,996	5,354,878	-	6,093,874

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		2005
	HSMS	TBCS	Safe Com	Consolidated

Revenue	$14,509,798	$7,470,100	$467,744	$22,447,642
Interest expense	50,953	1,685	-	52,638
Depreciation and amortization	2,467,246	527,085	67,337	3,061,668
Income tax expense	361,459	484,122	20,419	866,000
Net income	247,149	642,708	42,579	932,436
Total assets	9,742,333	16,317,278	535,725	26,595,336
Additions to fixed assets	2,729,197	402,604	61,650	3,193,451
Additions to goodwill and intangible assets	85,262	5,962,564	-	6,047,826

		2004
	HSMS	TBCS	Safe Com	Consolidated

Revenue	$13,265,835	$5,487,303	$374,865	$19,128,003
Interest expense	54,223	3,961	-	58,184
Depreciation and amortization	2,644,183	361,764	65,477	3,071,424
Income tax expense	77,270	304,818	15,912	398,000
Net income (loss)	(216,651)	592,824	34,433	410,606
Total assets	12,028,990	6,782,836	689,190	19,501,016
Additions to fixed assets	2,208,951	374,912	56,774	2,640,637
Additions to goodwill and intangible assets	31,219	827,049	-	858,268

The accounting polices of the operating segments are the same as those described in the summary of significant accounting policies.

13. Contingencies
In addition to the FCC inquiry described in Note 1, the Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business. At December 31, 2006 and 2005, no liability has been recorded in the accompanying financial statements as the conditions for an accrual have not been met. The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

14. Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenue	$7,150,211	$7,796,317	$7,784,660	$8,063,200
Gross Profit	$3,701,648	$4,181,133	$4,118,535	$4,119,444
Net Income	$279,767	$244,776	$279,421	$458,565
Basic EPS	$0.03	$0.03	$0.03	$0.05
Diluted EPS	$0.03	$0.03	$0.03	$0.04

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenue	$5,238,570	$5,427,324	$5,495,252	$6,286,496
Gross Profit	$2,742,173	$2,964,162	$2,710,653	$3,158,959
Net Income	$226,499	$275,781	$202,901	$227,255
Basic EPS	$0.03	$0.03	$0.02	$0.03
Diluted EPS	$0.03	$0.03	$0.02	$0.02

Schedule II
Valuation and Qualifying Accounts

	Column A	Column C - Additions		Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
			(1)
Year Ended December 31, 2004
Allowance for doubtful accounts	$643,000	$85,361	$-	$-	$728,361

Allowance for inventory obsolescence	-	232,094	-	-	232,094

Year Ended December 31, 2005
Allowance for doubtful accounts	728,361	200,676	23,462	(501,728)	450,771

Allowance for inventory obsolescence	232,094	104,445	-	-	336,539

Year Ended December 31, 2006
Allowance for doubtful accounts	450,771	210,795	11,706	(125,949)	547,323

Allowance for inventory obsolescence	$336,539	$-	$-	$(313,506)	$23,033

(1) - Acquisitions