Form 10-Q
period 2007-03-31
AMERICAN MEDICAL ALERT CORP
filed 2007-05-15
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,295,895 shares of $.01 par value common stock as of May 11, 2007.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2007 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 14, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007 (Unaudited)	Dec. 31, 2006
CURRENT ASSETS
Cash	$1,320,253	$856,248
Accounts receivable
(net of allowance for doubtful accounts of $564,000 and $547,000)	5,354,511	4,920,950
Note receivable	25,964	25,642
Inventory	380,183	313,851
Prepaid expenses and other current assets	903,226	860,863
Deferred income taxes	226,000	239,000

Total Current Assets	8,210,137	7,216,554

FIXED ASSETS
(Net of accumulated depreciation and amortization)	9,466,360	9,307,912

OTHER ASSETS
Long-term portion of note receivable	41,458	48,071
Intangible assets (net of accumulated amortization of $3,498,680 and $3,194,677)	4,819,090	5,115,961
Goodwill (net of accumulated amortization of $58,868)	9,532,961	9,532,961
Other assets	1,279,004	1,386,286
	15,672,513	16,083,279
TOTAL ASSETS	$33,349,010	$32,607,745

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,409,740	$1,527,327
Accounts payable	831,191	805,002
Accounts payable - acquisitions	305,776	477,308
Accrued expenses	1,850,034	1,075,256
Current portion of capital lease obligations	39,873	39,183
Deferred revenue	152,893	104,515
Total Current Liabilities	4,589,507	4,028,591

DEFERRED INCOME TAX LIABILITY	979,000	992,000
LONG-TERM DEBT, Net of Current Portion	5,294,474	5,677,068
LONG -TERM Portion of Capital Lease Obligations	64,210	74,440
CUSTOMER DEPOSITS	78,200	69,200
ACCRUED RENTAL OBLIGATION	397,623	381,256
OTHER LIABILITIES	40,000	40,000
TOTAL LIABILITIES	11,443,014	11,262,555

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 20,000,000 shares; issued 9,278,320 in 2007 and 9,230,086 shares in 2006	92,784	92,302
Additional paid-in capital	14,784,854	14,591,238
Retained earnings	7,134,390	6,767,682
	22,012,028	21,451,222
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	21,905,996	21,345,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,349,010	$32,607,745

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Services	$8,612,981	$7,069,881
Product sales	89,855	80,330
	8,702,836	7,150,211
Costs and Expenses (Income):
Costs related to services	4,149,103	3,502,147
Costs of products sold	52,207	44,451
Selling, general and administrative expenses	3,901,035	3,148,240
Interest expense	126,515	62,042
Other income	(169,732)	(124,436)

Income before Provision for Income Taxes	643,708	517,767

Provision for Income Taxes	277,000	238,000

NET INCOME	$366,708	$279,767

Net income per share:
Basic	$.04	$.03
Diluted	$.04	$.03

Weighted average number of common shares outstanding
Basic	9,204,178	8,774,571
Diluted	9,578,266	9,271,554

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2007	2006
Cash Flows From Operating Activities:

Net income	$366,708	$279,767

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	960,459	779,046
Stock compensation charge	42,500	42,500
Decrease (increase) in:
Accounts receivable	(433,561)	(324,642)
Inventory	(66,332)	44,133
Prepaid expenses and other current assets	(42,363)	(54,950)
Increase (decrease) in:
Accounts payable, accrued expenses and other	826,333	501,224
Deferred revenue	48,378	52,503

Net Cash Provided by Operating Activities	1,702,122	1,319,581

Cash Flows From Investing Activities:
Expenditures for fixed assets	(812,801)	(1,129,834)
Repayment of notes receivable Payment of accounts payable-acquisitions	6,291 (171,532)	5,985 (233,988)
Purchase of Answer Connecticut, Inc.	-	(30,493)
Purchase of MD OnCall	-	(2,877,649)
Purchase of Prompt Response	-	(45,000)
Deposit on equipment and software	-	(50,000)
(Increase) decrease in other assets	98,048	(10,765)
Payment for account acquisitions and
licensing agreement	-	(160,000)

Net Cash (Used In) Investing Activities	(879,994)	(4,531,744)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(9,540)	(24,082)
Proceeds from long-term debt	-	2,500,000
Repayment of long-term debt	(500,181)	(154,424)
Proceeds upon exercise of stock options and warrants	151,598	172,173

Net Cash Provided by (Used In) Financing Activities	(358,123)	2,493,667

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net Increase (Decrease) in Cash	$464,005	$(718,496)

Cash, Beginning of Period	856,248	2,638,984

Cash, End of Period	$1,320,253	$1,920,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$165,183	$30,284

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$38,625	$590,360

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common Stock issued in connection with acquisition	$-	$343,064
Accounts payable due seller in connection with acquisition	-	343,064

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

2. Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company”. All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

Except as described in Notes 3, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2006 financial statements.

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3. Recent Accounting Pronouncements:

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 is effective for years ending after November 15, 2006. The adoption of the provisions of SAB No. 108 did not have a material impact on the financial position or results of operations.

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

4. Accounting for Stock-Based Compensation:

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements for the three months ended March 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

No options were granted during either of the three month periods ended March 31, 2007 and 2006.

The following tables summarize stock option activity for the first quarter ended March, 31, 2007 and 2006.

2007

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1	1,052,818	4.02
Granted	-	-
Exercised	(26,400)	3.66
Expired/Forfeited	(5,850)	2.64

Balance at March 31	1,020,568	4.04	4.92	$1,987,416

Vested and exercisable	1,020,568	4.04	4.92	$1,987,416

2006

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance at January 1	1,287,283	3.56
Granted	-	-
Exercised	(99,298)	1.47
Expired/Forfeited	(3,102)	3.82

Balance at March 31	1,184,883	3.74	5.29	$2,996,659

Vested and exercisable	1,184,883	3.74	5.29	$2,996,659

The aggregate intrinsic value of options exercised during the first quarter ended March 31, 2007 and 2006 were $68,153 and $451,413, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the three months ended March 31, 2006, 2,500 options vested and 5,000 options were forfeited. There were no nonvested stock options outstanding as of March 31, 2007 and 2006.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31,
	2007	2006
Stock options	$-	$1,825

Service based awards	20,000	20,000
Performance based awards	22,500	20,675
Tax benefit	(18,275)	(19,125)
Stock-based compensation expense, net of tax	$24,225	$23,375

Service Based Awards

In January 2006, the Company granted 60,000 restricted shares to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. As of March 31, 2007 there were 12,500 shares vested. As of March 31, 2006 no shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The grant date fair value of restricted stock was $360,000. As of March 31, 2007 and 2006, the Company had $260,000 and $340,000, respectively, of total unrecognized compensation costs related to unvested restricted stock units expected to be recognized over a weighted average period of 3.48 years.

Performance Based Awards

In January 2006, the Company granted share awards for 90,000 shares (up to 18,000 shares per year for the next five years) to an executive. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next five fiscal years ending December 31. The fair value of the performance shares is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of March 31, 2007, 18,000 shares were vested. As of March 31, 2006, no shares were vested. As of March 31, 2007 and 2006, there was $409,500 and $517,500, respectively, of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 3.75 years.

5.  Earnings Per Share:

Earnings per share data for the three months ended March 31, 2007 and 2006 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

March 31, 2007	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

Basic EPS - Income available to common shareholders	$$366,708	9,204,178	$.04
Effect of dilutive securities - Options and warrants	-	374,088
Diluted EPS - Income available to common shareholders and assumed conversions	$$366,708	9,578,266	$.04

March 31, 2006

Basic EPS -Income available to common shareholders	$279,767	8,774,571	$.03
Effect of dilutive securities - Options and warrants	-	496,983
Diluted EPS - Income available to common shareholders and assumed conversions	$279,767	9,271,554	$.03

6. Acquisitions:

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). American Mediconnect, Inc. is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers. PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the three years following the acquisition, the Company is required to pay Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. The Company also incurred professional fees of approximately $57,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009. The results of operations of AMI are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Fixed assets	$175,000
Non-compete agreement	50,000
Customer list	700,000
Goodwill	1,160,236

Cost to acquire AMI	$2,085,236

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064, which was paid in full as of March 2007. The Company also recorded finder and professional fees of approximately $181,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The first threshold as of March 31, 2007 was not met. The results of operations of MD OnCall are included in the TBCS segment as of the date of acquisition.

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

The purchase price of each acquisition exceeded the fair value of the identifiable net assets acquired inasmuch as these acquisitions were consummated to enable the Company to expand its presence in the telephone answering service business into new regions. Furthermore, the acquisitions were done for the business' future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible assets.

The results of operations for MD OnCall and American MediConnect, Inc. are included in the condensed consolidated statement of income for three months ended March 31, 2007. Unaudited pro forma results of operations for the three months ended March 31, 2006 as if MD OnCall and American Mediconnect, Inc. had been acquired as of the beginning of the earliest period presented is as follows. The pro forma results for the three months ended March 31,  2006 include estimates which management believes are reasonable.

	Three Months Ended March 31,
	2007	2006
	(Actual)	(Pro Forma)
Revenue	$8,703,000	$8,391,000
Net income	367,000	283,000
Net income per share
Basic	$.04	$.03
Diluted	$.04	$.03

The unaudited pro forma results of operations for the three months ended March 31, 2006 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

7. Long-term Debt:

As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable in equal monthly principal installments of $50,000 over five years commencing January 2006.

In March 2006 and December 2006, the Company’s credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance the acquisitions of MD OnCall and American Mediconnect, Inc. These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.

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

As of March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement. As of March 31, 2006, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

8.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the three months ended March 31, 2007 and 2006, the Company’s revenue from this contract represented 7% and 9%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. There have been no subsequent extensions beyond December 31, 2006; however, the Company continues to service this program under the same terms and conditions. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. In September 2006, HRA issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. As of May 11, 2007, the Company has not been informed of any decision by HRA with respect to this proposal.

As of March 31, 2007 and December 2006, accounts receivable from the contract represented 9% of accounts receivable and medical devices in service under the contract represented approximately 14% of medical devices.

9. Segment Reporting:

Effective January 1, 2007, the Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”). Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. Due to the insignificant nature of the Safe Com segment, effective January 1, 2007, the Company has included the activities of its Safe Com segment in its HSMS segment.

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2007 and 2006:

 2007

	HSMS	TBCS	Consolidated

Revenue	$4,099,305	$4,603,531	$8,702,836
Income before provision for income taxes	178,236	465,472	643,708
Total assets	14,611,896	18,737,114	33,349,010

2006

	HSMS	TBCS	Consolidated

Revenue	$3,914,070	$3,236,141	$7,150,211
Income before provision for income taxes	164,793	347,974	517,767
Total assets	10,547,573	19,983,765	30,531,338

10.   Commitments and Contingencies:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-KSB dated December 31, 2006.

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

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company’s Annual Report on Form 10-K and other public filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems; (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to its subscribers. Today, the number of PERS units in service under that program has more than doubled and continues to expand throughout the west coast. In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. to provide the Company’s flagship personal emergency response systems under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreens stores in selected markets and on a national scale through Walgreen’s website. The Walgreen program will be expanded to a national rollout effective June 1, 2007. The Company believes the Walgreen relationship will provide a significant opportunity to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market, an industry in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has also experienced technological difficulties with the products provided by its primary vendor and has commenced an arbitration proceeding against this vendor in an attempt to compel restitution and a corrective action plan. The Company continues to focus efforts on other alternatives to exploit this promising market. The Company believes that it is uniquely positioned to be successful in this market.

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

The Company has since further expanded its communication infrastructure and capacity and now operates a total of eight communication centers in Long Island City and Port Jefferson, New York, New Jersey, Maryland, Connecticut, Massachusetts, Rhode Island and Illinois. The TBCS segment now accounts for 53% of the Company’s revenues for the three months ended March 31, 2007.

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

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the three months ended March 31, 2007 and 2006.

In thousands (000’s)	Three Months Ended March 31,
	2007	%	2006	%
Revenues
HSMS	4,100	47%	3,914	55%
TBCS	4,603	53%	3,236	45%

Total Revenues	8,703	100%	7,150	100%

Cost of Services and Goods Sold
HSMS	1,839	45%	1,810	46%
TBCS	2,362	51%	1,736	54%

Total Cost of Services and Goods Sold	4,201	48%	3,546	50%

Gross Profit
HSMS	2,261	55%	2,104	54%
TBCS	2,241	49%	1,500	46%

Total Gross Profit	4,502	52%	3,604	50%

Selling, General & Administrative	3,901	45%	3,148	44%
Interest Expense	127	1%	62	1%
Other Income	(170)	(2)%	(124)	(2)%

Income before Income Taxes	644	7%	518	7%

Provision for Income Taxes	277		238

Net Income	367		280

Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS. Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. Due to the insignificant nature of the Safe Com segment, effective January 1, 2007, the Company has included the activities of its Safe Com segment in its HSMS segment.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $186,000, or 5%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is primarily attributed to the following factors:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast management organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $85,000 more revenue in the first quarter of 2007 as compared to the same period in 2006. The Company anticipates that the growth in this account will continue for the balance of 2007.

▪
In late 2006, the Company initiated and executed a new agreement with an agency whereby PERS were placed online. Since inception in the fourth quarter of 2006, this account has grown to approximately 1,100 subscribers and accounted for an approximate $70,000 increase in revenue during the first quarter of 2007 as compared to the same period in the prior year.

 TBCS

The increase in revenues of approximately $1,367,000, or 42%, for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to the following:

▪
During 2006, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional revenue for the three months ended March 31, 2007, as compared to the same period in 2006, of approximately $1,365,000. The acquisitions were as follows:

o
In March 2006, the Company purchased the assets of MD OnCall and Capitol Medical Bureau (collectively “MD OnCall”). As a result of this acquisition, the Company realized approximately $596,000 of additional revenue in the first quarter of 2007 as compared to the same period in 2006. The Company completed this acquisition to facilitate its expansion into the Northeast geographical area.

o
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. As a result of this acquisition, the Company realized approximately $769,000 of revenue in the first quarter of 2007. The Company completed this acquisition to further facilitate its expansion of its telephone answering services businesses and allow them to increase its market base outside the Northeast geographical area.

Looking at 2007 with regard to the TBCS segment, the Company has shifted its focus from an acquisition driven growth strategy, to one that will place primary emphasis on internally driven business development efforts.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods sold increased by approximately $29,000 for the three months ended March 31, 2007 as compared to the same period in 2006, an increase of 2%, primarily due to the following:

▪
The relocation of the Company’s fulfillment and warehouse distribution center into Long Island City from Mt. Laurel, New Jersey during the second quarter of 2006 resulted in increased rent expense due to the Company leasing more space and paying a higher rate per square foot for rent. As part of this relocation process, the Company also took the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees, including a Manager of Engineering and Fulfillment. These items accounted for approximately $70,000 of increased costs as compared to the same period in the prior year, which were primarily offset by the reduction in costs related to repairs and upgrades.

▪
During 2006 and into 2007, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $40,000 in 2007 as compared to the same period in 2006. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base, as well as to prepare for the rollout of the Walgreen’s Ready Response Program.

 TBCS:

Costs related to services and goods sold increased by approximately $626,000 for the three months ended March 31, 2007 as compared to the same period in 2006, an increase of 36%, primarily due to the following:

▪
During 2006, as discussed above, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional costs related to services for the three months ended March 31, 2007 of approximately $672,000. The increased costs related to services in regard to the acquisitions were as follows: MD OnCall approximated $261,000 and AMI approximated $411,000.

▪
During the latter part of 2006 and into 2007, the Company reduced the number of telephone answering service operators. This has been accomplished through overall efficiencies which are being realized by the Company throughout its TBCS segment. This accounted for a reduction in costs of approximately $93,000 for the quarter ended March 31, 2007 as compared to the same period in 2006. As the Company continues to realize these operational efficiencies, it will continue to evaluate personnel levels.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $753,000 for the three months ended March 31, 2007 as compared to the same period in 2006, an increase of 24%. The increase is primarily attributable to the following:

▪
The Company incurred approximately $468,000 of additional selling, general and administrative expenses, as compared to the same period in 2006, as a result of the acquisition of two telephone answering service businesses during 2006. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

▪
The Company incurred approximately $75,000 of additional costs relating to advertising/marketing expense, as compared to the same period in 2006. This is primarily due to costs incurred with regard to an internet advertising campaign through one of its TBCS segments and costs related to the production of private labeling and marketing materials associated with the Walgreen program.

▪
In the third quarter of 2006, the Company expanded its health benefit options to its employees. As a result of these expanded benefits, the Company experienced an increase in the number of employees participating in these plans. This, along with increased benefits costs, resulted in approximately a $40,000 increase as compared to the same period in the prior year. Although the Company believed this would reduce employee turnover, it has only had a minimal impact on the rate of employee turnover.

▪
The Company incurred increased costs of approximately $70,000, as compared to the same period in 2006, associated with the research and development. These costs primarily associated with the new generation Med-Time dispenser, smoke detector and retirement community flush mount console unit. The Company continues to move forward with the development of these new generation products and anticipates having them available within the next six to twelve months.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting expense, sales and marketing salaries and travel and entertainment expense which were partially offset by decreases in legal and bad debt expense.

Interest Expense:

Interest expense for the three months ended March 31, 2007 and 2006 was approximately $127,000 and $62,000, respectively. The increase was primarily due to the Company borrowing additional funds in March 2006 of $2,500,000 and December 2006 of $1,600,000 for the purpose of financing its acquisitions of MD OnCall and AMI, respectively.

Other Income:

Other income for the three months ended March 31, 2007 and 2006 was approximately $170,000 and $124,000, respectively. Other Income for the three months ended March 31, 2007 and 2006 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $118,000 and $97,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2007 was approximately $644,000 as compared to $518,000 for the same period in 2006. The increase of $126,000 for the three months ended March 31, 2007 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources

As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable in equal monthly principal installments of $50,000 over five years commencing January 2006.

In March 2006 and December 2006, the Company’s credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance the acquisitions of MD OnCall and AMI. These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended. As of March 31, 2007, there was $5,651,667 outstanding under the term loans.

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

As of March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement. As of March 31, 2006, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

The following table is a summary of contractual obligations as of March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$ 750,000		$ 750,000
Debt (a)	$ 5,954,214	$1,409,740	$4,304,474	$ 240,000
Capital Leases (b)	$ 104,083	$ 39,872	$ 64,211
Operating Leases (c)	$ 8,854,222	$ 939,385	$2,351,983	$1,473,755	$ 4,089,099
Total Contractual Obligations	$15,662,519	$2,388,997	$7,470,668	$1,713,755	$ 4,089,099

(a)	- Debt includes the Company’s aggregate term loans of $7,100,000 which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	- Capital lease obligations relate to the of telephone answering service equipment. These capital leases mature in the second quarter of 2009

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $1.7 million for the three months ended March 31, 2007, as compared to approximately $1.3 million for the same period in 2006. During the first quarter of 2007, increases in cash provided by operating activities from depreciation and amortization of approximately $1.0 million, increase in liabilities of $0.8 and net earnings of approximately $0.4 million were partially offset by an increase in trade receivables of approximately $0.4 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. The increase in liabilities is due to an increase in the purchase of its PERS product not paid for at March 31, 2007, accrual of 2007 taxes and timing of payments of other expenses in the ordinary course of business. The increase in trade receivables is primarily due to the Company consummating an acquisition in December 2006, which resulted in approximately $0.5 million of increased receivables through the normal course of business. Increases in cash provided by operating activities during the first quarter of 2006 were the result of an increase in depreciation and amortization of approximately $0.8 million, increase in liabilities of $0.5 and net earnings of approximately $0.3 million. These increases were partially offset by an increase in trade receivables of approximately $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2007 was approximately $0.9 million as compared to $4.5 million in the same period in 2006. The primary component of net cash used in investing activities in the first quarter of 2007 was capital expenditures of approximately $0.8 million. Capital expenditures for the first quarter of 2007 primarily related to the continued production and purchase of the traditional PERS system. The primary components of net cash used in investing activities in the first quarter of 2006 were the acquisition of telephone answering service businesses and capital expenditures of $3.1 and $1.1 million, respectively.

Cash flows for the three months ended March 31, 2007 used in financing activities were approximately $0.4 million compared to cash flows provided by financing activities of $2.5 million for the same period in 2006. The primary component of cash flow used in financing activities in the first quarter of 2007 was the payments of long-term debt of approximately $0.5 million. The primary component of cash flow provided by financing activities in the first quarter of 2006 was proceeds received from additional borrowings of $2.5 million which were primarily used for the acquisition of a telephone answering service.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.0 - $3.5 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser (this includes outstanding purchase orders issued to purchase approximately $1,350,000 of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product, Med-Time dispenser and retirement community flush mount console unit. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.3 - $0.5 million over the next twelve to eighteen months.

As of March 31, 2007, the Company had approximately $1.3 million in cash and the Company’s working capital was approximately $3.6 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $750,000 was outstanding at March 31, 2007.

Off-Balance Sheet Arrangements:

As of March 31, 2007, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). American Mediconnect, Inc. is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers. PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the three years following the acquisition, the Company is required to pay AMI an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. The Company also incurred professional fees of approximately $57,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009.

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively "MD OnCall"), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064, and future cash payments of $343,064, which was paid in full as of March 2007. The Company also recorded finder and professional fees of approximately $181,000. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The first threshold as of March 31, 2007 was not met.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the three months ended March 31, 2007 and 2006, the Company’s revenue from this contract represented 7% and 9% respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. There have been no subsequent extensions beyond December 31, 2006; however, the Company continues to service this program under the same terms and conditions. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA had also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. In September 2006, HRA issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. As of May 11, 2007, the Company has not been informed of any decision by HRA with respect to this proposal.

The Company cannot determine (i) how long the current contract terms will remain in effect or (ii) whether it will be the successful bidder on the bid process and if so, under what terms and conditions. While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to March 31, 2007, the Company does not maintain this contract, approximately 7% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of March 31, 2007 and December 31, 2006, accounts receivable from the contract represented 9% of accounts receivable and medical devices in service under the contract represented approximately 14% of medical devices.

Recent Accounting Pronouncements:

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $564,000 as of March 31, 2007, which is equal to 9.5% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $59,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $59,000.

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

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,532,961 at March 31, 2007 and December 31, 2006. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $42,500 for stock-based compensation for the three months ended March 31, 2007 and 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Market Risk Disclosure

The Company does not hold market risk-sensitive trading instruments, nor does it use financial instruments for trading purposes. Except as disclosed below in this item, all sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At March 31, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and President and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

On April 20, 2007, the Company commenced an arbitration proceeding before the American Arbitration Association against its primary vendor of telehealth products, Health Hero Networks, Inc. (“HHN”). The Company is seeking $2.3 million in damages in connection with its claim that the products and services provided by HHN do not meet contractual specifications. In connection with these claims, the Company is also seeking an order compelling HHN to correct the technical defects in its products and services and honor its product warranty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2007, the Company issued 5,000 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $19,000. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

On April 18, 2007, the Company issued 2,500 shares of Common Stock to an investor of the Company, pursuant to an exercise of a warrant, for a total purchase price of $9,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and not with a view to any sale or distribution. In addition, the shares bore a 1933 Act restrictive legend.

Item 6. Exhibits .

No.  Description

10.1	Amendment to Credit Agreement dated April 30, 2007 between the Company and JPMorgan Chase
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: May 14, 2007	By:	/s/ Jack Rhian
Name: Jack Rhian Title: Chief Executive Officer and President

By:	/s/ Richard Rallo
Name: Richard Rallo Title: Chief Financial Officer