Form 10-Q
period 2007-06-30
AMERICAN MEDICAL ALERT CORP
filed 2007-08-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,310,430 shares of $.01 par value common stock as of August 10, 2007.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2007 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2007 and 2006 and cash flows for the six-months ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 13, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	Dec. 31, 2006
ASSETS
CURRENT ASSETS
Cash	$1,198,740	$856,248
Accounts receivable (net of allowance for doubtful accounts of $581,000 and $547,000)	5,661,937	4,920,950
Note receivable	26,290	25,642
Inventory	510,258	313,851
Prepaid expenses and other current assets	1,088,955	860,863
Deferred income taxes	272,000	239,000

Total Current Assets	8,758,180	7,216,554

FIXED ASSETS
(Net of accumulated depreciation and amortization)	9,980,137	9,307,912

OTHER ASSETS
Long-term portion of note receivable	34,762	48,071
Intangible assets (net of accumulated amortization of $3,801,699 and $3,194,677)	4,525,825	5,115,961
Goodwill (net of accumulated amortization of $58,868)	9,642,813	9,532,961
Other assets	1,066,638	1,386,286
	15,270,038	16,083,279
TOTAL ASSETS	$34,008,355	$32,607,745

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,529,611	$1,527,327
Accounts payable	1,390,398	805,002
Accounts payable - acquisitions	408,085	477,308
Accrued expenses	1,281,216	1,075,256
Current portion of capital lease obligations	40,575	39,183
Deferred revenue	177,768	104,515
Total Current Liabilities	4,827,653	4,028,591

DEFERRED INCOME TAX LIABILITY	1,025,000	992,000
LONG-TERM DEBT, Net of Current Portion	5,011,489	5,677,068
LONG -TERM Portion of Capital Lease Obligations	53,799	74,440
CUSTOMER DEPOSITS	90,600	69,200
ACCRUED RENTAL OBLIGATION	413,989	381,256
OTHER LIABILITIES	40,000	40,000
TOTAL LIABILITIES	11,462,530	11,262,555

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized, 20,000,000 shares; issued 9,319,088 shares in 2007 and 9,230,086 shares in 2006	93,192	92,302
Additional paid-in capital	15,017,015	14,591,238
Retained earnings	7,541,650	6,767,682
	22,651,857	21,451,222
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	22,545,825	21,345,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,008,355	$32,607,745

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
Revenues:	2007	2006
Services	$17,401,074	$14,818,137
Product sales	200,568	128,391
	17,601,642	14,946,528
Costs and Expenses (Income):
Costs related to services	8,279,051	7,294,260
Costs of products sold	120,999	70,528
Selling, general and administrative expenses	7,922,679	6,690,746
Interest expense	255,136	175,748
Other income	(346,191)	(257,297)

Income before Provision for Income Taxes	1,369,968	972,543

Provision for Income Taxes	596,000	448,000

NET INCOME	$773,968	$524,543

Net income per share:
Basic	$.08	$.06
Diluted	$.08	$.06

Weighted average number of common shares outstanding:
Basic	9,232,958	8,849,678

Diluted	9,635,350	9,350,339

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Services	$8,788,093	$7,748,256
Product sales	110,713	48,061
	8,898,806	7,796,317
Costs and Expenses (Income):
Costs related to services	4,129,948	3,731,278
Costs of products sold	68,792	26,077
Selling, general and administrative expenses	4,021,644	3,603,341
Interest expense	128,621	113,706
Other income	(176,459)	(132,861)

Income before Provision for Income Taxes	726,260	454,776

Provision for Income Taxes	319,000	210,000

NET INCOME	$407,260	$244,776

Net income per share:
Basic	$.04	$.03
Diluted	$.04	$.03

Weighted average number of common shares outstanding:
Basic	9,261,738	8,924,786

Diluted	9,692,433	9,429,125

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2007	2006
Cash Flows From Operating Activities:

Net income	$773,968	$524,543

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954,628	1,621,483
Stock compensation charge	144,735	85,000
Decrease (increase) in:
Accounts receivable	(740,987)	(827,600)
Inventory	(196,407)	44,427
Prepaid expenses and other current assets	(228,092)	(263,908)
Increase (decrease) in:
Accounts payable, accrued expenses and other	845,489	804,094
Deferred revenue	73,253	80,975

Net Cash Provided by Operating Activities	2,626,587	2,069,014

Cash Flows From Investing Activities:
Expenditures for fixed assets	(2,014,778)	(2,117,013)
Repayment of notes receivable	12,661	12,045
Payment of accounts payable - acquisitions	(171,532)	(310,872)
Purchase of MD OnCall	-	(2,879,693)
Purchases - other acquisitions	(7,542)	(80,004)
Deposit on equipment and software	-	(58,884)
(Increase) decrease in other assets	297,708	(6,570)
Payment for account acquisitions and
licensing agreement	-	(174,320)

Net Cash (Used In) Investing Activities	(1,883,483)	(5,615,311)

Cash Flows From Financing Activities:
Principal payments under capital lease obligations	(19,249)	(24,082)
Proceeds from long-term debt	-	2,500,000
Repayment of long-term debt	(663,295)	(433,509)
Proceeds upon exercise of stock options and warrants	281,932	314,938

Net Cash Provided by (Used In) Financing Activities	(400,612)	2,357,347

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Net Increase (decrease) in Cash	$342,492	$(1,188,950)

Cash, Beginning of Period	856,248	2,638,984

Cash, End of Period	$1,198,740	$1,450,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$232,199	$124,216

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$408,450	$1,026,575
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common Stock issued in connection with acquisition	$-	$343,064
Accounts payable due seller in connection with acquisition	102,309	343,064

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

2. Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.” All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the six and three months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

Except as described in Notes 3, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2006 financial statements.

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements for the six and three months ended June 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31 2005, based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

No options were granted during either of the six month periods ended June 30, 2007 and 2006.

The following tables summarize stock option activity for the six months ended June, 30, 2007 and 2006.

	2007
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	1,052,818	$4.02
Granted	-	-
Exercised	(43,425)	4.55
Expired/Forfeited	(7,800)	3.37

Balance at June 30	1,001,593	$4.01	4.68	$3,989,604

Vested and exercisable	1,001,593	$4.01	4.68	$3,989,604

	2006
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	1,287,283	$3.56
Granted	-	-
Exercised	130,062	1.67
Expired/Forfeited	13,652	3.00

Balance at June 30	1,143,569	$3.79	5.40	$2,696,223

Vested and exercisable	1,143,569	$3.79	5.40	$2,696,223

The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $102,168 and $577,051, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the six months ended June 30, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of June 30, 2007 and 2006.

During the six months ended June 30, 2007 and 2006 there were 24,750 and 27,750 warrants exercised, respectively, to purchase common shares of the Company.

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended June 30,	Three Months Ended June 30,
	2007	2006
Stock options	$-	$1,825

Service based awards	42,137	20,000
Performance based awards	48,663	20,675
Tax benefit	(39,225)	(19,975)
Stock-based compensation expense, net of tax	$51,575	$22,525

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006

Stock options	$-	$3,650

Service based awards	62,137	40,000
Performance based awards	71,163	41,350
Tax benefit	(57,500)	(39,100)
Stock-based compensation expense, net of tax	$75,800	$45,900

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. As of June 30, 2007 there were 12,500 shares vested. As of June 30, 2006 no shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The aggregate grant date fair value of restricted stock was $537,100. As of June 30, 2007 and 2006, the Company had $405,350 and $320,000, respectively, of total unrecognized compensation costs related to unvested restricted stock units expected to be recognized over a weighted average period of 3.29 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of June 30, 2007, 18,000 shares were vested. As of June 30, 2006, no shares were vested. As of June 30, 2007 and 2006, there was $705,700 and $498,650, respectively, of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 3.50 years.

5.  Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2007 and 2006 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

Six Months June 30, 2007	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
Basic EPS - Income available to common stockholders	$773,968	9,232,958	$.08
Effect of dilutive securities -Options and warrants	-	402,392
Diluted EPS - Income available to common stockholders and assumed conversions	$773,968	9,635,350	$.08
Three Months June 30, 2007
Basic EPS -Income available to common stockholders	$407,260	9,261,738	$.04
Effect of dilutive securities - Options and warrants	-	430,695
Diluted EPS - Income available to common stockholders and assumed conversions	$407,260	9,692,433	$.04

Six Months June 30, 2006
Basic EPS - Income available to common stockholders	$524,543	8,849,678	$.06
Effect of dilutive securities - Options and warrants	-	500,661
Diluted EPS - Income available to common stockholders and assumed conversions	$524,543	9,350,339	$.06

Three Months Ended June 30, 2006
Basic EPS -Income available to common stockholders	$244,776	8,924,786	$.03
Effect of dilutive securities - Options and warrants	-	504,339
Diluted EPS - Income available to common stockholders and assumed conversions	$244,776	9,429,125	$.03

6. Acquisitions:

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). American Mediconnect, Inc. is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers. PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the three years following the acquisition, the Company is required to pay Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. For the period ended June 30, 2007, the Company recorded $102,309 due to Seller based on PhoneScreen cash receipts. The Company also incurred professional fees of approximately $65,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009. The results of operations of AMI are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired as of June 30, 2007.

Fixed assets	$175,000
Non-compete agreement	50,000
Customer list	700,000
Goodwill	1,270,087

Cost to acquire AMI	$2,195,087

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064, which were paid in full as of March 2007. The Company also recorded finder and professional fees of approximately $181,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The first threshold as of March 31, 2007 was not met. The results of operations of MD OnCall are included in the TBCS segment as of the date of acquisition.

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

The results of operations for MD OnCall and American Mediconnect, Inc. are included in the condensed consolidated statements of income for the six and three months ended June 30, 2007. Unaudited pro forma results of operations for the six and three months ended June 30, 2006 as if MD OnCall and American Mediconnect, Inc. had been acquired as of the beginning of the earliest period presented are as follows. The pro forma results for the six and three months ended June 30, 2006 include estimates which management believes are reasonable.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	Actual	Proforma	Actual	Proforma

Revenue	$17,602,000	$16,905,000	$8,899,000	$8,514,000
Net income	774,000	523,000	407,000	240,000
Net income per share
Basic	$.08	$.06	$.04	$.03
Diluted	$.08	$.06	$.04	$.03

The unaudited pro forma results of operations for the six and three months ended June 30, 2006 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

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

As of June 30, 2007 and March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement. As of June 30, 2006 and March 31, 2006, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

8.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the six months ended June 30, 2007 and 2006, the Company’s revenue from this contract represented 7% and 9%, respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which went through December 31, 2006. There have been no subsequent extensions beyond December 31, 2006; however, the Company continues to service this program under the same terms and conditions. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. In September 2006, HRA issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. AMAC and several other companies submitted responses to the bid proposal and subsequently, HRA determined that AMAC's bid was the lowest qualified bid. On August 13, 2007, AMAC was notified that one of the bidders has filed an Article 78 proceeding in the Supreme Court of the State of New York, seeking a reversal of HRA's determination that AMAC was the lowest qualified bidder and that this bidder be awarded the contract to provide PERS services to HRA. This proceeding is further described in Part II-Item 1. As of August 13, 2007, AMAC has not been informed whether a new contract in favor of AMAC was registered by the City Comptroller, which is required in order for the contract to become effective. Until the new contract is registered by the Comptroller, the Company expects to continue servicing the existing contract under its current terms.

As of June 30, 2007 and December 31, 2006, accounts receivable from the contract represented 9% of accounts receivable and medical devices in service under the contract represented approximately 13% and 14%, respectively, of the total medical devices.

9.  Segment Reporting:

Effective January 1, 2007, the Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”). Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. In order to streamline the financial reporting, the Company included the activities of its Safe Com segment in its HSMS segment.

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2007 and 2006:

	2007
	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2007
Revenue	$8,508,792	$9,092,850	$17,601,642
Income before provision for income taxes	538,841	831,127	1,369,968
Total assets	15,447,480	18,460,875	33,008,355

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2007
Revenue	$4,409,487	$4,489,319	$8,898,806
Income before provision for income taxes	360,605	365,655	726,260

	2006
	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2006
Revenue	$7,979,617	$6,966,911	$14,946,528
Income before provision for income taxes	412,369	560,174	972,543
Total assets	13,745,928	17,181,824	30,927,752

Three Months Ended June 30, 2006	HSMS	TBCS	Consolidated
Revenue	$4,065,547	$3,730,770	$7,796,317
Income before provision for income taxes	242,576	212,200	454,776

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-K dated December 31, 2006.

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems; (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs as well as to healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to its subscribers. Today, the number of PERS units in service under that program has more than doubled and continues to expand throughout the west coast. In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. to provide the Company’s flagship personal emergency response systems under the Walgreen’s brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreens stores in the United States and Puerto Rico. The Company believes the Walgreen relationship will provide a significant opportunity to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market, an industry in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has also experienced technological difficulties with the products provided by its primary vendor, Health Hero Networks, Inc. ("HHN").  The Company commenced arbitration in April 2007 against HHN in connection with these difficulties.  Subsequent to June 30, 2007, the arbitration was settled and has been withdrawn.  AMAC has since begun working constructively with HHN, which has recently appointed a new chief executive officer.  AMAC is optimistic that, with this change in management at HHN, and HHN having committed to a plan to correct certain technical issues in its products, the Company's relationship with HHN will progress on a more positive note going forward. The Company continues to focus efforts on other alternatives to exploit this promising market. The Company believes that it is uniquely positioned to be successful in this market.

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

The Company has since further expanded its communication infrastructure and capacity and now operates a total of eight communication centers in Long Island City and Port Jefferson, New York, New Jersey, Maryland, Connecticut, Massachusetts, Rhode Island and Illinois. The TBCS segment now accounts for 52% of the Company’s revenues for the six months ended June 30, 2007.

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

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the six and three months ended June 30, 2007 and 2006.

In thousands (000’s)	Three Months Ended June 30,				Six Months Ended June 30,

	2007	%	2006	%	2007	%	2006	%
Revenues
HSMS	4,410	50%	4,065	52%	8,509	48%	7,980	53%
TBCS	4,489	50%	3,731	48%	9,093	52%	6,967	47%

Total Revenues	8,899	100%	7,796	100%	17,602	100%	14,947	100%

Cost of Services and Goods Sold
HSMS	1,885	43%	1,791	44%	3,724	44%	3,601	45%
TBCS	2,314	52%	1,967	53%	4,676	51%	3,764	54%

Total Cost of Services and Goods Sold	4,199	47%	3,758	48%	8,400	48%	7,365	49%

Gross Profit
HSMS	2,525	57%	2,274	56%	4,785	56%	4,379	55%
TBCS	2,175	48%	1,764	47%	4,417	49%	3,203	46%

Total Gross Profit	4,700	53%	4,038	52%	9,202	52%	7,582	51%

Selling, General & Administrative	4,021	45%	3,603	46%	7,923	45%	6,691	45%
Interest Expense	129	1%	113	1%	255	1%	176	1%
Other Income	(176)	(2)%	(133)	(2)%	(346)	(2)%	(258)	(2)%

Income before Income Taxes	726	8%	455	6%	1,370	8%	973	7%

Provision for Income Taxes	319		210		596		448

Net Income	407		245		774		525
Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS. Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. In order to streamline the financial reporting the Company included the activities of its Safe Com segment in its HSMS segment.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $345,000, or 8%, for the three months ended June 30, 2007 as compared to the same period in 2006. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following factor:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast management organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $75,000 more revenue in 2007 as compared to the same period in 2006. The Company anticipates that the growth in this account will continue for the balance of 2007.

▪
In late 2006, the Company initiated and executed a new agreement with an agency whereby PERS were placed online. Since inception in the fourth quarter of 2006, this account has grown to approximately 1,700 subscribers and accounted for an approximate $100,000 increase in revenue during 2007 as compared to the same period in the prior year. The Company anticipates that the growth in this account will continue for the balance of 2007.

▪
In December 2006, the Company purchased approximately 1,200 subscribers utilizing PERS from a third party who previously was a customer of the Company. As a result of this transaction, the Company has generated approximately $48,000 of additional revenue for the three months ended June 30, 2007 as compared to the same period last year.

▪
In the second half of 2006, the Company increased its product sales to retirement communities. During 2006, the Company developed new software and is now selling this in conjunction with hardware to retirement communities for the purposes of monitoring their residents. This resulted in approximately a $55,000 increase in product sales for the three month period in 2007 as compared to the same period in 2006.

TBCS

The increase in revenues of approximately $758,000, or 20%, for the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to the following:

▪
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. As a result of this acquisition, the Company realized approximately $615,000 of revenue in the three months ended June 30, 2007. The Company completed this acquisition to further facilitate its expansion of its telephone answering services businesses and allow them to increase its market base outside the Northeast geographical area.

Looking at 2007 with regard to the TBCS segment, the Company has shifted its focus from an acquisition driven growth strategy, to one that will place primary emphasis on internally driven business development efforts. For 2008, the Company is looking to pursue additional acquisitions in the TBCS segment which will compliment its existing call center infrastructure.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $94,000 for the three months ended June 30, 2007 as compared to the same period in 2006, an increase of 5%, primarily due to the following:

▪
The relocation of the Company’s fulfillment and warehouse distribution center into Long Island City from Mt. Laurel, New Jersey during the second quarter of 2006 resulted in increased rent expense due to the Company leasing more space and paying a higher rate per square foot for rent. As part of this relocation process, the Company also transitioned the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees, including a Manager of Engineering and Fulfillment. These items accounted for approximately $45,000 of increased costs as compared to the same period in the prior year, which were primarily offset by the reduction in costs related to repairs and upgrades.

▪
During 2006 and into 2007, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $40,000 in 2007 as compared to the same period in 2006. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base, as well as to prepare for the rollout of the Walgreen’s Ready Response™ Program, which is now in progress.

TBCS:

Costs related to services and goods increased by approximately $347,000 for the three months ended June 30, 2007 as compared to the same period in 2006, an increase of 18%, primarily due to the following:

▪
During 2006, as discussed above, the Company purchased the assets of a telephone answering service businesses which resulted in additional costs related to services for the three months ended June 30, 2007 of approximately $331,000.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $418,000 for the three months ended June 30, 2007 as compared to the same period in 2006, an increase of 12%. The increase is primarily attributable to the following:

▪
The Company incurred approximately $232,000 of additional selling, general and administrative expenses, as compared to the same period in 2006, as a result of the acquisition of a telephone answering service businesses in December 2006. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

▪
The Company incurred approximately $65,000 of additional costs relating to advertising/marketing expense, as compared to the same period in 2006. This is primarily due to costs incurred with regard to an internet advertising campaign through one of its TBCS segments and costs related to the production of private labeling and marketing materials associated with the Walgreen’s Ready Response™ Program.

▪
An increase in the commission expense of approximately $32,000 is primarily due to the Company purchasing approximately 1,200 subscribers utilizing PERS from a third party in December 2006. As part of this transaction, it was agreed that the third party would continue to manage and service these accounts on behalf of the Company. As a result of this arrangement, the Company pays a commission to this third party.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as sales and marketing salaries and travel and entertainment expense, which were partially offset by a reduction in legal fees.

Interest Expense:

Interest expense for the three months ended June 30, 2007 and 2006 was approximately $129,000 and $113,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2006 of $1,600,000 for the purpose of financing its acquisitions of AMI.

Other Income:

Other income for the three months ended June 30, 2007 and 2006 was approximately $176,000 and $133,000, respectively. Other Income for the three months ended June 30, 2007 and 2006 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $118,000 and $104,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2007 was approximately $726,000 as compared to $455,000 for the same period in 2006. The increase of $271,000 for the three months ended June 30, 2007 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $529,000, or 7%, for the six months ended June 30, 2007 as compared to the same period in 2006. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscriber’s residences. The increase is primarily attributed to the following factors:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast management organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $160,000 more revenue in 2007 as compared to the same period in 2006. The Company anticipates that the growth in this account will continue for the balance of 2007.

▪
In late 2006, the Company initiated and executed a new agreement with an agency whereby PERS were placed online. Since inception in the fourth quarter of 2006, this account has grown to approximately 1,700 subscribers and accounted for an approximate $170,000 increase in revenue during 2007 as compared to the same period in the prior year. The Company anticipates that the growth in this account will continue at the same levels for the balance of 2007.

▪
In December 2006, the Company purchased approximately 1,200 subscribers utilizing PERS from a third party who previously was a customer of the Company. As a result of this transaction, the Company has generated approximately $95,000 of additional revenue for the six months ended June 30, 2007 as compared to the same period last year.

▪
In the second half of 2006, the Company increased its product sales to retirement communities. During 2006, the Company developed new software and is now selling this in conjunction with hardware to retirement communities for the purposes of monitoring their residents. This resulted in approximately a $70,000 increase in product sales in 2007 as compared to the same period in 2006.

 TBCS

The increase in revenues of approximately $2,126,000, or 31%, for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to the following:

▪
During 2006, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional revenue for the six months ended June 30, 2007, as compared to the same period in 2006, of approximately $2,025,000. The acquisitions were as follows:

o
In March 2006, the Company purchased the assets of MD OnCall and Capitol Medical Bureau (collectively “MD OnCall”). As a result of this acquisition, the Company realized approximately $640,000 of additional revenue in the first half of 2007 as compared to the same period in 2006. The Company completed this acquisition to facilitate its expansion into the Northeast geographical area.

o
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. As a result of this acquisition, the Company realized approximately $1,385,000 of revenue in the first half of 2007. The Company completed this acquisition to further facilitate its expansion of its telephone answering services businesses and allow them to increase its market base outside the Northeast geographical area.

Looking at 2007 with regard to the TBCS segment, the Company has shifted its focus from an acquisition driven growth strategy, to one that will place primary emphasis on internally driven business development efforts. For 2008, the Company is looking to pursue additional acquisitions in the TBCS segment which will compliment its existing call center infrastructure.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $123,000 for the six months ended June 30, 2007 as compared to the same period in 2006, an increase of 3%, primarily due to the following:

▪
The relocation of the Company’s fulfillment and warehouse distribution center into Long Island City from Mt. Laurel, New Jersey during the second quarter of 2006 resulted in increased rent expense due to the Company leasing more space and paying a higher rate per square foot for rent. As part of this relocation process, the Company also took the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees, including a Manager of Engineering and Fulfillment. These items accounted for approximately $115,000 of increased costs as compared to the same period in the prior year, which were offset by the reduction in costs related to repairs and upgrades of approximately $90,000.

▪
During 2006 and into 2007, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $73,000 in 2007 as compared to the same period in 2006. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base, as well as to prepare for the rollout of the Walgreen’s Ready Response™ Program, which is now in progress.

 TBCS:

Costs related to services and goods increased by approximately $912,000 for the six months ended June 30, 2007 as compared to the same period in 2006, an increase of 24%, primarily due to the following:

▪
During 2006, as discussed above, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional costs related to services for the six months ended June 30, 2007 of approximately $1,015,000. The increased costs related to services in regard to the acquisitions were as follows: MD OnCall approximated $287,000 and AMI approximated $728,000.

▪
During the latter part of 2006 and into 2007, the Company reduced the number of telephone answering service operators. This has been accomplished through overall efficiencies which are being realized by the Company throughout its TBCS segment. This accounted for a reduction in costs of approximately $103,000 for the period ended June 30, 2007 as compared to the same period in 2006. As the Company continues to realize these operational efficiencies, it will continue to evaluate personnel levels and continue to evaluate the consolidation strategy of its communications infrastructure, yielding greater per seat through-put with an associated reduction in overall labor expense.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $1,232,000 for the six months ended June 30, 2007 as compared to the same period in 2006, an increase of 18%. The increase is primarily attributable to the following:

▪
The Company incurred approximately $725,000 of additional selling, general and administrative expenses, as compared to the same period in 2006, as a result of the acquisition of two telephone answering service businesses during 2006. The largest expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

▪
The Company incurred approximately $100,000 of additional costs relating to advertising/marketing expense, as compared to the same period in 2006. This is primarily due to costs incurred with regard to an internet advertising campaign through one of its TBCS segments and costs related to the production of private labeling and marketing materials associated with the Walgreen’s Ready Response™ Program.

▪
In the third quarter of 2006, the Company expanded its health benefit options to its employees. As a result of these expanded benefits, the Company experienced an increase in the number of employees participating in these plans. This, along with increased benefits costs, resulted in approximately a $75,000 increase as compared to the same period in the prior year. Although the Company believed this would reduce employee turnover, it only had a minimal impact on the rate of employee turnover. Effective July 1, 2007, the Company has modified its health benefit options and believes this will help reduce costs without impacting employee turnover.

▪
During the second quarter of 2006, the Company hired a Controller and Human Resources director. During this period the Company also relocated its accounting department from its Oceanside, New York location to its Long Island City, New York facility. As part of this process, the Company hired personnel for the LIC location while winding down operations in Oceanside and, therefore incurred additional payroll costs while transitioning this change in location. These items along with general rate increases for existing personnel accounted for approximately $125,000 of increased payroll and associated payroll tax costs as compared to the same period in the prior year. The Company believes the hiring of these employees was necessary to handle the increased workload in both the accounting and human resources departments.

▪
The Company incurred increased costs of approximately $65,000, as compared to the same period in 2006, associated with the research and development. These costs primarily associated with the new generation Med-Time dispenser, smoke detector and retirement community flush mount console unit. The Company continues to move forward with the development of these new generation products and anticipates having them available within the next three to nine months.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as accounting expense, sales and marketing salaries and travel and entertainment expense which were partially offset by decreases in legal and bad debt expense.

Interest Expense:

Interest expense for the six months ended June 30, 2007 and 2006 was approximately $255,000 and $176,000, respectively. The increase was primarily due to the Company borrowing additional funds in March 2006 of $2,500,000 and December 2006 of $1,600,000 for the purpose of financing its acquisitions of MD OnCall and AMI, respectively.

Other Income:

Other income for the six months ended June 30, 2007 and 2006 was approximately $346,000 and $258,000, respectively. Other Income for the six months ended June 30, 2007 and 2006 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $237,000 and $202,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the six months ended June 30, 2007 was approximately $1,370,000 as compared to $973,000 for the same period in 2006. The increase of $397,000 for the six months ended June 30, 2007 primarily resulted from an increase in the Company's service revenues offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

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

As of June 30, 2007 and March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement. As of June 30, 2006 and March 31, 2006, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

The following table is a summary of contractual obligations as of June 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$850,000		$850,000
Debt (a)	$5,691,100	$1,529,611	$4,001,489	$160,000
Capital Leases (b)	$94,374	$40,575	$53,799
Operating Leases (c)	$8,669,334	$953,697	$2,333,578	$1,484,766	$3,897,293
Total Contractual Obligations	$15,304,808	$2,523,883	$7,238,866	$1,644,766	$3,897,293

(a)	- Debt includes the Company’s aggregate term loans of $7,100,000 which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	- Capital lease obligations relate to the telephone answering service equipment. These capital leases mature in the second quarter of 2009.

(c)
- Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company’s call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease which expires in March 2008. The Company leased a second building from the Chairman and principal shareholder until October 2004, at which time the Company was released from its obligation.

Net cash provided by operating activities was approximately $2.6 million for the six months ended June 30, 2007, as compared to approximately $2.1 million for the same period in 2006. During 2007, increases in cash provided by operating activities from depreciation and amortization of approximately $2.0 million, increase in liabilities of $0.8 million and net earnings of approximately $0.8 million were partially offset by an increase in trade receivables of approximately $0.7 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. The increase in liabilities is due to an increase in the purchase of its PERS product not paid for at June 30, 2007, accrual of 2007 taxes and timing of payments of other expenses in the ordinary course of business. The increase in trade receivables is primarily due to the Company consummating an acquisition in December 2006, which resulted in approximately $0.4 million of increased receivables through the normal course of business. Increases in cash provided by operating activities during 2006 were the result of depreciation and amortization of approximately $1.6 million, increase in liabilities of $0.8 million and net earnings of approximately $0.5 million. These increases were partially offset by an increase in trade receivables of approximately $0.8 million.

Net cash used in investing activities for the six months ended June 30, 2007 was approximately $1.9 million as compared to $5.6 million in the same period in 2006. The primary component of net cash used in investing activities in 2007 was capital expenditures of approximately $2.0 million. Capital expenditures in 2007 primarily related to the continued production and purchase of the traditional PERS system. The primary components of net cash used in investing activities in 2006 were the acquisition of telephone answering service businesses and capital expenditures of $3.3 and $2.1 million, respectively.

Cash flows for the six months ended June 30, 2007 used in financing activities were approximately $0.4 million compared to cash flows provided by financing activities of $2.4 million for the same period in 2006. The primary component of cash flow used in financing activities in 2007 was the payments of long-term debt of approximately $0.7 million. This was partially offset by proceeds received from the exercise of the Company’s stock options and warrants of approximately $0.3 million. The primary component of cash flow provided by financing activities in 2006 was proceeds received from additional borrowings of $2.5 million which were primarily used for the acquisition of a telephone answering service.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.5 - $4.0 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser (this includes outstanding purchase orders issued to purchase approximately $2,150,000 of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product, Med-Time dispenser and retirement community flush mount console unit. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.3 - $0.5 million over the next twelve to eighteen months.

As of June 30, 2007, the Company had approximately $1.2 million in cash and the Company’s working capital was approximately $3.9 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $850,000 was outstanding at June 30, 2007.

Off-Balance Sheet Arrangements:

As of June 30, 2007, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). American Mediconnect, Inc. is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers. PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the three years following the acquisition, the Company is required to pay AMI an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. For the period ended June 30, 2007, the Company recorded $102,309 due to Seller based on PhoneScreen cash receipts. The Company also incurred professional fees of approximately $65,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since 1993, the last such extension through December 31, 2006. During the six months ended June 30, 2007 and 2006, the Company’s revenue from this contract represented 7% and 9% respectively, of its total revenue.

In November 2002, a new Request for Proposals (“RFP”) was issued by HRA to provide emergency response services to HCSP from April 1, 2004 through March 31, 2007. After receiving notification from the City of New York’s Human Resources Administration (“HRA”) that the Company was selected as the approved vendor under the RFP to provide PERS services to the Home Care Services Program to Medicaid Eligible individuals, the Company subsequently received notification from HRA that it canceled the RFP “in the best interest of the City of New York.” The Company was advised that the cancellation of the RFP is not related to any performance issue or negative reflection upon the Company. Concurrently, the Company was advised of HRA’s decision to issue a new contract extension to the Company through June 2005 under the terms of the contract that the Company has been operating under since 1993. The Company has since received this contract extension and also has received subsequent extensions which go through December 31, 2006. There have been no subsequent extensions beyond December 31, 2006; however, the Company continues to service this program under the same terms and conditions. In accordance with the original contract and consistent with previous extensions, HRA has the right to terminate the contract without cause or “in the best interest of the City of New York” upon thirty days written notice. HRA had also advised the Company that HRA plans to issue a new RFP with respect to PERS services in the future. In September 2006, HRA issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. AMAC and several other companies submitted responses to the bid proposal and subsequently, HRA determined that AMAC's bid was the lowest qualified bid. On August 13, 2007, AMAC was notified that one of the bidders has filed an Article 78 proceeding in the Supreme Court of the State of New York, seeking a reversal of HRA's determination that AMAC was the lowest qualified bidder and that this bidder be awarded the contract to provide PERS services to HRA. This proceeding is further described in Part II-Item 1. As of August 13, 2007, AMAC has not been informed whether a new contract in favor of AMAC was registered by the City Comptroller, which is required in order for the contract to become effective. Until the new contract is registered by the Comptroller, the Company expects to continue servicing the existing contract under its current terms.

The Company cannot determine (i) how long the current contract terms will remain in effect or (ii) when or whether the new contract will be registered by the City Comptroller. While the Company has greatly reduced its dependence on revenue from HCSP, if subsequent to June 30, 2007, the Company does not maintain this contract, approximately 7% of the Company’s revenue could be lost, albeit over a protracted period, which could have a material adverse effect on operating results and cash flows. The Company continues to implement a variety of operational efficiencies, as well as continuing to enhance and diversify its other revenue streams, to offset the impact, if any, of this occurrence.

As of June 30, 2007 and December 31, 2006, accounts receivable from the contract represented 9% of accounts receivable and medical devices in service under the contract represented approximately 13% and 14% of medical devices, respectively.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $581,000 as of June 30, 2007, which is equal to 9.5% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $62,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $62,000.

Fixed Assets
Fixed assets are stated at cost. Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses have not been required. Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results. A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income. If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $185,000 per annum. Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $145,000 per annum.

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,642,813 and $9,532,961 at June 30, 2007 and December 31, 2006, respectfully. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $133,000 and $85,000 for stock-based compensation for the six months ended June 30, 2007 and 2006, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At June 30, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

On April 20, 2007, the Company commenced an arbitration proceeding before the American Arbitration Association against its primary vendor of telehealth products, Health Hero Networks, Inc. (“HHN”). The Company was seeking $2.3 million in damages in connection with its claim that the products and services provided by HHN do not meet contractual specifications. In connection with these claims, the Company also sought an order compelling HHN to correct the technical defects in its products and services and honor its product warranty. On July 25, 2007, the Company and HHN agreed to resolve all claims with respect to the arbitration proceeding, and the proceeding was withdrawn.

On August 13, 2007, the Company was served with an Article 78 proceeding. The proceeding was filed by New York Merchants Protective Co., Inc. (the "Petitioner") in the Supreme Court of the State of New York County of New York, naming the City of New York Human Resources Administration ("HRA"), The City of New York and other city officials, as well as the Company as respondents. The Petitioner is claiming that it was the lowest qualified bidder pursuant to HRA's September 2006 PERS services bid proposal and that HRA, when disqualifying Petitioner's bid based on HRA's determination of Petitioner's qualifications, did not properly consider its experience and capacity to service the required number of PERS customers. AMAC and several other companies submitted responses to the bid proposal and subsequently, HRA determined that AMAC's bid was the lowest qualified bid. The Petitioner is seeking a judgment (i) vacating HRA's determination that the Petitioner was not a qualified bidder, (ii) annulling HRA's determination that AMAC was the lowest qualified bidder, and (iii) directing HRA to award the contract to Petitioner.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 31, 2007, the Company held its 2007 Annual Meeting of Shareholders (the “2007 Meeting”).

At the 2007 Meeting, the Company’s shareholders (i) elected seven directors to serve until the 2008 Annual Meeting of Shareholders and until their successors shall be elected and qualified, and (ii) ratified the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

1.	The vote with respect to the election of directors was as follows:

Name	For	Authority Withheld
(a) Howard M. Siegel	8,365,991	37,870
(b) Jack Rhian	8,369,991	33,870
(c) Frederick Siegel	8,064,091	339,770
(d) Ronald Levin	8,365,991	37,870
(e) Yacov Shamash	8,357,991	45,870
(f) John S.T. Gallagher	8,357,991	45,870
(g) Gregory Fortunoff	8,350,191	53,670

2.	The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007, was approved by the following vote:

For	Against	Abstain
8,328,795	49,673	25,393

Item 6. Exhibits.

No.	Description

31.1	Certification of President and CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of President and CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: August 14, 2007	By:	/s/ Jack Rhian

Name: Jack Rhian
Title: Chief Executive Officer and President

By:	/s/ Richard Rallo

Name: Richard Rallo
Title: Chief Financial Officer