Form 10-Q
period 2007-09-30
AMERICAN MEDICAL ALERT CORP
filed 2007-11-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,383,611 shares of $.01 par value common stock as of November 12, 2007.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2007 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2007 and 2006 and cash flows for the nine-months ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 12, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2007 (Unaudited)	Dec. 31, 2006
CURRENT ASSETS
Cash	$1,308,936	$856,248
Accounts receivable
(net of allowance for doubtful accounts of $589,000 and $547,000)	5,562,130	4,920,950
Note receivable	26,621	25,642
Inventory	588,361	313,851
Prepaid taxes	333,191	434,631
Prepaid expenses and other current assets	1,326,349	860,863
Deferred income taxes	275,000	239,000

Total Current Assets	9,420,588	7,651,185

FIXED ASSETS
(Net of accumulated depreciation and amortization)	10,326,648	9,307,912

OTHER ASSETS
Long-term portion of note receivable	27,981	48,071
Intangible assets
(net of accumulated amortization of $4,109,862 and $3,194,677)	4,496,877	5,115,961
Goodwill (net of accumulated amortization of $58,868)	9,691,663	9,532,961
Other assets	1,249,094	1,386,286
	15,465,615	16,083,279
TOTAL ASSETS	$35,212,851	$33,042,376

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,531,170	$1,527,327
Accounts payable	1,227,897	805,002
Accounts payable - acquisitions	456,936	477,308
Accrued expenses	1,983,196	1,509,887
Current portion of capital lease obligations	41,289	39,183
Deferred revenue	285,262	104,515
Total Current Liabilities	5,525,750	4,463,222

DEFERRED INCOME TAX LIABILITY	1,028,000	992,000
LONG-TERM DEBT, Net of Current Portion	4,878,105	5,677,068
LONG -TERM Portion of Capital Lease Obligations	43,205	74,440
CUSTOMER DEPOSITS	72,700	69,200
ACCRUED RENTAL OBLIGATION	430,356	381,256
OTHER LIABILITIES	40,000	40,000
TOTAL LIABILITIES	12,018,116	11,697,186

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized, 20,000,000 shares; issued 9,363,486 shares in 2007 and 9,230,086 shares in 2006	93,635	92,302
Additional paid-in capital	15,242,553	14,591,238
Retained earnings	7,964,579	6,767,682
	23,300,767	21,451,222
Less treasury stock, at cost (43,910 shares)	(106,032)	(106,032)
Total Shareholders’ Equity	23,194,735	21,345,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,212,851	$33,042,376

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Services	$26,033,534	$22,465,242
Product sales	339,778	265,946
	26,373,312	22,731,188
Costs and Expenses (Income):
Costs related to services	12,470,401	11,081,509
Costs of products sold	204,511	140,528
Selling, general and administrative expenses	12,084,243	10,155,835
Interest expense	375,605	262,788
Other income	(871,345)	(393,436)

Income before Provision for Income Taxes	2,109,897	1,483,964

Provision for Income Taxes	913,000	680,000

NET INCOME	$1,196,897	$803,964

Net income per share:
Basic	$.13	$.09
Diluted	$.12	$.09

Weighted average number of common shares outstanding:
Basic	9,257,776	8,896,133

Diluted	9,708,253	9,351,160

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Services	$8,632,460	$7,647,105
Product sales	139,210	137,555
	8,771,670	7,784,660
Costs and Expenses (Income):
Costs related to services	4,191,350	3,787,249
Costs of products sold	83,512	70,000
Selling, general and administrative expenses	4,161,564	3,465,089
Interest expense	120,469	87,040
Other income	(525,154)	(136,139)

Income before Provision for Income Taxes	739,929	511,421

Provision for Income Taxes	317,000	232,000

NET INCOME	$422,929	$279,421

Net income per share:
Basic	$.05	$.03
Diluted	$.04	$.03

Weighted average number of common shares outstanding:
Basic	9,307,412	8,989,042

Diluted	9,854,059	9,352,802

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2007	2006
Cash Flows From Operating Activities:

Net income	$1,196,897	$803,964

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,127,300	2,524,473
Settlement agreement	(425,000)	-
Stock compensation charge	266,608	189,911
Decrease (increase) in:
Accounts receivable	(641,180)	(670,188)
Inventory	(274,510)	4,113
Prepaid expenses and other current assets	(210,905)	(292,561)
Increase (decrease) in:
Accounts payable, accrued expenses and other	1,037,524	612,376
Deferred revenue	180,747	138,329

Net Cash Provided by Operating Activities	4,257,481	3,310,417

Cash Flows From Investing Activities:
Expenditures for fixed assets	(3,223,272)	(2,902,529)
Repayment of notes receivable	19,111	18,181
Payment of accounts payable - acquisitions	(171,532)	(310,872)
Purchase of MD OnCall	-	(2,879,692)
Purchases - other acquisitions	(303,642)	(89,152)
Deposit on equipment and software	-	(95,826)
(Increase) decrease in other assets	312,751	(264,679)
Payment for account acquisitions and licensing agreement	-	(31,595)

Net Cash (Used In) Investing Activities	(3,366,584)	(6,556,164)

Cash Flows From Financing Activities:
Principal payments under capital lease obligations	(29,129)	(43,708)
Proceeds from long-term debt	350,000	2,500,000
Repayment of long-term debt	(1,145,120)	(712,640)
Proceeds upon exercise of stock options and warrants	386,040	478,268

Net Cash Provided by (Used In) Financing Activities	(438,209)	2,221,920

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net Increase (decrease) in Cash	$452,688	$(1,023,827)

Cash, Beginning of Period	856,248	2,638,984

Cash, End of Period	$1,308,936	$1,615,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$367,500	$245,274

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$719,136	$1,243,900

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common Stock issued in connection with acquisition	$-	$343,064
Accounts payable due seller in connection with acquisition	151,160	343,064

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

2. Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; (together the “Company”). All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the nine and three months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

Except as described in Note 3, the accounting policies used in preparing these financial statements are the same as those described in the December 31, 2006 financial statements.

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3. Recent Accounting Pronouncements:

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) was issued, clarifying the accounting for uncertainty in tax positions. This FASB Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 as of January 2007 and the adoption of this FASB Interpretation did not have a material impact on the consolidated results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see above). The Company does not expect the adoption of SFAS 159 to have a material effect on the financial statements.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements for the nine and three months ended September 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31 2005, based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

No stock options were granted during the nine month period ended September 30, 2007 and options to purchase 50,000 shares were granted for the nine month period ended September 30, 2006.

The following tables summarize stock option activity for the nine months ended September 30, 2007 and 2006.

2007

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	1,052,818	$4.02
Granted	-	-
Exercised	(71,917)	4.19
Expired/Forfeited	(10,400)	3.92

Balance at September 30	970,501	$4.01	4.39	$4,878,788

Vested and exercisable	970,501	$4.01	4.39	$4,878,788

2006

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	1,287,283	$3.56
Granted	50,000	5.14
Exercised	(199,358)	1.87
Expired/Forfeited	(38,464)	4.24

Balance at September 30	1,099,461	$3.92	5.22	$1,771,872

Vested and exercisable	1,099,461	$3.92	5.22	$1,771,872

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $267,479 and $782,580, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the nine months ended September 30, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of September 30, 2007 and 2006.

During the nine months ended September 30, 2007 and 2006 there were 22,250 and 27,750 warrants exercised, respectively, to purchase common shares of the Company.

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended Sept 30,	Three Months Ended Sept 30,
	2007	2006
Stock options	$-	$45,261

Stock grants - other	23,260	-
Service based awards	31,069	20,000
Performance based awards	35,468	39,650
Tax benefit	(38,500)	(48,260)
Stock-based compensation expense, net of tax	$51,297	$56,651

	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
	2007	2006

Stock options	$-	$48,911

Stock grants - other	66,771	-
Service based awards	93,206	60,000
Performance based awards	106,631	81,000
Tax benefit	(114,700)	(87,360)
Stock-based compensation expense, net of tax	$151,908	$102,551

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees. These share grants vest immediately.

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. As of September 30, 2007 there were 12,500 shares vested. As of September 30, 2006 no shares were vested. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The aggregate grant date fair value of restricted stock was $537,100. As of September 30, 2007 and 2006, the Company had $363,896 and $300,000, respectively, of total unrecognized compensation costs related to unvested restricted stock expected to be recognized over a weighted average period of 3.02 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of September 30, 2007, 18,000 shares were vested. As of September 30, 2006, no shares were vested. As of September 30, 2007 and 2006, there was $599,069 and $459,000, respectively, of total unrecognized compensation cost related to unvested share awards, which cost is expected to be recognized over a period of 3.25 years.

5. Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2007 and 2006 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
Nine Months Ended September 30, 2007	(Numerator)	(Denominator)	Amounts

Basic EPS - Income available to common stockholders	$1,196,897	9,257,776	$0.13
Effect of dilutive securities - Options and warrants	-	450,477
Diluted EPS - Income available to common stockholders and assumed conversions	$1,196,897	9,708,253	$0.12

Three Months Ended September 30, 2007

Basic EPS -Income available to common stockholders	$422,929	9,307,412	$0.05
Effect of dilutive securities - Options and warrants	-	546,647
Diluted EPS - Income available to common stockholders and assumed conversions	$422,929	9,854,059	$0.04

Nine Months Ended September 30, 2006

Basic EPS - Income available to common stockholders	$803,964	8,896,133	$0.09
Effect of dilutive securities - Options and warrants	-	455,027
Diluted EPS - Income available to common stockholders and assumed conversions	$803,964	9,351,160	$0.09

Three Months Ended September 30, 2006

Basic EPS - Income available to common stockholders	$279,421	8,989,042	$0.03
Effect of dilutive securities - Options and warrants	-	363,760
Diluted EPS - Income available to common stockholders and assumed conversions	$279,421	9,352,802	$0.03

6. Acquisitions:

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). American Mediconnect, Inc. is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers. PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the three years following the acquisition, the Company is required to pay Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. For the nine months ended September 30, 2007, the Company recorded $151,160 due to Seller based on PhoneScreen cash receipts. The Company also incurred professional fees of approximately $65,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009. The results of operations of AMI are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired as of September 30, 2007.

Fixed assets	$175,000
Non-compete agreement	50,000
Customer list	700,000
Goodwill	1,318,938

Cost to acquire AMI	$2,243,938

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064, which were paid in full as of March 2007. The Company also incurred finder and professional fees of approximately $181,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The first threshold as of March 31, 2007 was not met. The results of operations of MD OnCall are included in the TBCS segment as of the date of acquisition.

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

The purchase price of each acquisition exceeded the fair value of the identifiable net assets acquired inasmuch as these acquisitions were consummated to enable the Company to expand its presence in the telephone answering service business into new regions. Furthermore, the acquisitions were done for the businesses future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible assets.

The results of operations for MD OnCall and American Mediconnect, Inc. are included in the condensed consolidated statements of income for the nine and three months ended September 30, 2007. Unaudited pro forma results of operations for the nine and three months ended September 30, 2006 as if MD OnCall and American Mediconnect, Inc. had been acquired as of the beginning of the earliest period presented are as follows. The pro forma results for the nine and three months ended September 30, 2006 include estimates which management believes are reasonable.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	Actual	Proforma	Actual	Proforma

Revenue	$26,373,000	$25,408,000	$8,772,000	$8,503,000
Net income	1,197,000	806,000	423,000	288,000
Net income per share
Basic	$.13	$.09	$.05	$.03
Diluted	$.12	$.09	$.04	$.03

The unaudited pro forma results of operations for the nine and three months ended September 30, 2006 do not purport to represent what the Company’s results of operations would actually have been had the acquisition been effected for the period presented, or to predict the Company’s results of operations for any future period.

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

In December 2006, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The LIBOR interest rate charge shall be adjusted in .25% intervals based on the Company’s ratio of Consolidated Funded Debt to Consolidated EBITDA. In the third quarter of 2007, the interest rate was reduced by .25% based on this ratio. The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

As of September 30, 2007 the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility. As of June 30, 2007 and March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement.

8. Other Income:

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years. As a result of this agreement, the Company has recorded an amount of $425,000 to Other Income. During the third quarter 2007, the Company has recorded a write-down on the assets affected of approximately $111,000 which is reflected in the Cost of Services.

9. Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The impact of this reduced rate is estimated to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $130,000 on an annual basis. During the nine months ended September 30, 2007 and 2006, the Company’s revenue from this contract represented 7% and 9%, respectively, of its total revenue.

The Company was notified that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that AMAC was the lowest qualified bidder. HRA and AMAC are defending the proceeding. AMAC management believes the claim to be without merit.

As of September 30, 2007 and December 31, 2006, accounts receivable from the contract represented 9% of accounts receivable and medical devices in service under the contract represented approximately 13% and 14%, respectively, of the total medical devices.

10. Segment Reporting:

Effective January 1, 2007, the Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”). Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. Since the business activities of Safe Com fall within line of the Health and Safety monitoring, the Company included the activities of its Safe Com segment in its HSMS segment.

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2007 and 2006:

2007

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2007
Revenue	$12,848,791	$13,524,521	$26,373,312
Income before provision for income taxes (*)	1,075,188	1,034,052	2,109,897
Total assets	16,393,630	18,819,221	35,212,851

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2007
Revenue	$4,339,999	$4,431,671	$8,771,670
Income before provision for income taxes (*)	537,004	202,925	739,929

2006

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2006
Revenue	$11,969,805	$10,761,383	$22,731,188
Income before provision for income taxes	734,312	749,652	1,483,964
Total assets	13,989,190	17,189,726	31,178,916

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2006
Revenue	$3,990,188	$3,794,472	$7,784,660
Income before provision for income taxes	321,943	189,478	511,421

* - Amount in HSMS segment includes approximately $314,000 from a settlement agreement described in Note 8 above.

11. Commitments and Contingencies:

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. Currently, there are no litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded.  In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems; and (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs and healthcare related entities. In 2003, the Company initiated a relationship with a large, managed care organization operating on the west coast of the US that recognized the value associated with provisioning PERS to its senior population and contracted AMAC to roll out its PERS product to its subscribers. Today, the number of PERS units in service under that program has more than doubled and continues to expand throughout the west coast of the US. In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. to provide the Company’s flagship personal emergency response systems under the Walgreens brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreens stores in the United States and Puerto Rico. The Company believes the Walgreen relationship will provide a significant opportunity to increase its PERS market share through Walgreens direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market, a market in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has experienced technological difficulties with certain products provided by its primary vendor, Health Hero Networks, Inc. ("HHN").  The Company commenced arbitration in April 2007 against HHN in connection with these difficulties.  In the third quarter of 2007, the arbitration was settled and has been withdrawn.  AMAC has since begun working constructively with HHN, which has recently appointed a new chief executive officer.  AMAC is optimistic that, with this change in management at HHN, and HHN having committed to a plan to correct certain technical issues in its products, the Company's relationship with HHN will progress on a more positive note going forward. The Company continues to focus efforts on other alternatives to exploit this promising market. The Company believes that it is uniquely positioned to be successful in this market.

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

The Company has since further expanded its communication infrastructure and capacity and now operates a total of eight communication centers in Long Island City and Port Jefferson, New York, New Jersey, Maryland, Connecticut, Massachusetts, Rhode Island and Illinois. The TBCS segment now accounts for 51% of the Company’s revenues for the nine months ended September 30, 2007.

In December 2006 the Company acquired PhoneScreen, Inc (“PhoneScreen”). PhoneScreen is a company founded 15 years ago that specializes in the recruitment of patients for clinical trials. PhoneScreen’s customers are pharmaceutical companies and Contract Research Organizations (“CROs”). CROs are organizations that offer pharmaceutical companies and medical entities a wide range of pharmaceutical research services which include the development and execution of clinical trials.

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

Components of Statements of Income by Operating Segment:
The following table shows the components of the Statement of Income for the nine and three months ended September 30, 2007 and 2006.

In thousands (000’s)	Three Months Ended September 30,				Nine Months Ended September 30,

	2007	%	2006	%	2007	%	2006	%
Revenues
HSMS	4,340	49%	3,990	51%	12,849	49%	11,970	53%
TBCS	4,431	51%	3,795	49%	13,524	51%	10,761	47%

Total Revenues	8,771	100%	7,785	100%	26,373	100%	22,731	100%

Cost of Services and Goods Sold
HSMS	1,878	43%	1,846	46%	5,602	44%	5,367	45%
TBCS	2,397	54%	2,012	53%	7,073	52%	5,855	54%

Total Cost of Services and Goods Sold	4,275	49%	3,858	50%	12,675	48%	11,222	49%

Gross Profit
HSMS	2,462	57%	2,144	54%	7,247	56%	6,603	55%
TBCS	2,034	46%	1,783	47%	6,451	48%	4,906	46%

Total Gross Profit	4,496	51%	3,927	50%	13,698	52%	11,509	51%

Selling, General & Administrative	4,161	47%	3,465	45%	12,084	46%	10,156	45%
Interest Expense	121	1%	87	1%	376	1%	263	1%
Other Income	(525)	(6)%	(135)	(2)%	(871)	(3)%	(393)	(2)%

Income before Income Taxes	740	8%	511	7%	2,110	8%	1,484	7%

Provision for Income Taxes	317		232		913		680

Net Income	423		279		1,197		804
Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS. Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. Since the business activities of Safe Com fall within the Health and Safety monitoring line of business, the Company included the activities of its Safe Com segment in its HSMS segment.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $350,000, or 9%, for the three months ended September 30, 2007 as compared to the same period in 2006. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast managed care organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $70,000 more revenue in 2007 as compared to the same period in 2006. The Company anticipates that the growth in this account will continue for the balance of 2007.

▪
In late 2006 and in 2007, the Company has executed new agreements with various customers whereby PERS were placed online. Since inception, the subscriber base associated with these agreements has grown throughout 2007 and accounted for an approximate $230,000 increase in revenue during the three months ended September 30, 2007 as compared to the same period in the prior year. The Company anticipates that the growth from these new agreements will continue for the balance of 2007.

 TBCS

The increase in revenues of approximately $636,000, or 17%, for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

▪
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. As a result of this acquisition, the Company realized approximately $630,000 of revenue in the three months ended September 30, 2007. The Company completed this acquisition to further facilitate its expansion of its telephone answering services businesses and allow them to increase its market base outside the Northeast geographical area.

In 2007, with regard to the TBCS segment, the Company shifted its focus from an acquisition driven growth strategy, to one that will place primary emphasis on internally driven business development efforts. For 2008, the Company is looking to pursue additional acquisitions in the TBCS segment which will compliment its existing call center infrastructure.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $32,000 for the three months ended September 30, 2007 as compared to the same period in 2006, a decrease of 2%, primarily due to the following:

▪
During the third quarter the Company recorded a write down of fixed assets of its PERS Buddy device in the approximate amount of $111,000. The Company determined that the PERS Buddy would only be used on a minimal basis due to technical issues regarding some of the circuit boards associated with these devices.

▪
During 2006, the Company relocated its fulfillment and warehouse distribution center into Long Island City, New York from Mt. Laurel, New Jersey. As part of this relocation process, the Company also took the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees. These items accounted for approximately $60,000 of increased costs as compared to the same period in the prior year, which were partially offset by the reduction in costs related to repairs and upgrades.

These increases were partially offset by:

The Company capitalized additional labor and overhead costs in the three months ended September 30, 2007 as compared to the same period in 2006 resulting in a decrease in expense by approximately $70,000. The Company has increased purchases of its PERS device and associated components requiring additional labor to properly prepare these products, including quality assurance, programming and packaging, to be shipped. The Company has increased its purchases due to the increased volume as a result of new agreements with various customers.

 TBCS:

Costs related to services and goods increased by approximately $385,000 for the three months ended September 30, 2007 as compared to the same period in 2006, an increase of 19%, primarily due to the following:

▪
During 2006, as discussed above, the Company purchased the assets of a telephone answering service businesses which resulted in additional costs related to services for the three months ended September 30, 2007 of approximately $345,000.

▪
In July 2007 the Company opened a new call center. During the third quarter the Company hired call center operators which resulted in payroll and related payroll costs of approximately $70,000. The Company plans to continue to expand this call center throughout the remainder of 2007 and into 2008. In connection with opening this new call center, the Company is eligible to receive certain incentives going forward which will help to offset some of these costs. These costs were partially offset by the Company reducing call center operators at its existing call centers.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $696,000 for the three months ended September 30, 2007 as compared to the same period in 2006, an increase of 20%. The increase is primarily attributable to the following:

▪
The Company incurred approximately $277,000 of additional selling, general and administrative expenses, as compared to the same period in 2006, as a result of the acquisition of a telephone answering service businesses in December 2006. The more significant expenses consist primarily of salaries and related payroll taxes as well as amortization relating to customer lists and non-compete agreements.

▪
An executive entered into a new employment agreement effective January 1, 2007. As a result of this new agreement, the Company recorded approximately $47,000 of additional compensation expense, including stock compensation expenses, for the three months ended September 30, 2007 as compared to the same period in 2006.

▪
The Company has incurred approximately $52,000 of additional travel and entertainment expense as compared to the same period in 2006, as a result of the Company executing on its opening of a new call center which has required travel expenses as well as conducting meetings with new and existing customers, including Walgreen’s to facilitate growth.

▪
The Company incurred approximately $42,000 of additional costs relating to advertising/marketing expense, as compared to the same period in 2006. This is primarily due to costs incurred with regard to an internet advertising campaign through one of its TBCS locations and costs related to the production of marketing materials associated with the Walgreen’s Ready Response™ Program.

▪
In conjunction with various new programs and agreements, the Company has hired additional marketing and sales personnel. As a result of this, the Company recorded an increase in payroll and payroll related costs of approximately $60,000.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as accounting fees, printing expense and depreciation expense, which were partially offset by a reduction in legal fees.

Interest Expense:

Interest expense for the three months ended September 30, 2007 and 2006 was approximately $121,000 and $87,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2006 of $1,600,000 for the purpose of financing its acquisitions of AMI.

Other Income:

Other income for the three months ended September 30, 2007 and 2006 was approximately $525,000 and $135,000, respectively. Other Income for the three months ended September 30, 2007 and 2006 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $118,000 and $104,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. Additionally, Other Income for the three months ended September 30, 2007 includes approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2007 was approximately $740,000 as compared to $511,000 for the same period in 2006. The increase of $229,000 for the three months ended September 30, 2007 primarily resulted from an increase in the Company's other income offset by an increase in the Company’s selling, general and administrative costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $879,000, or 7%, for the nine months ended September 30, 2007 as compared to the same period in 2006. Monthly rental revenues represent revenues that are generated from the leasing and monitoring of the medical devices placed in subscribers’ residences. The increase is primarily attributed to the following:

▪
The Company continues to experience growth primarily in its existing customer base. The largest growth continues to be as a result of an agreement with a west coast managed care organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $230,000 more revenue in 2007 as compared to the same period in 2006. The Company anticipates that the growth in this account will continue for the balance of 2007.

▪
In late 2006 and in 2007, the Company has executed new agreements with various customers whereby PERS were placed online. Since inception, the subscriber base associated with these agreements has grown throughout 2007 and accounted for an approximate $430,000 increase in revenue during the three months ended September 30, 2007 as compared to the same period in the prior year. The Company anticipates that the growth from these new agreements will continue for the balance of 2007.

▪
In December 2006, the Company purchased subscribers utilizing PERS from a third party who previously was a customer of the Company. As a result of this transaction, the Company has generated approximately $135,000 of additional revenue for the nine months ended September 30, 2007 as compared to the same period last year.

▪
In the second half of 2006, the Company increased its product sales to retirement communities. During 2006, the Company developed new software and is now selling this in conjunction with hardware to retirement communities for the purposes of monitoring their residents. This resulted in approximately a $74,000 increase in product sales in 2007 as compared to the same period in 2006.

 TBCS

The increase in revenues of approximately $2,763,000, or 26%, for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to the following:

▪
During 2006, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional revenue for the nine months ended September 30, 2007, as compared to the same period in 2006, of approximately $2,636,000. The acquisitions were as follows:

o
In March 2006, the Company purchased the assets of MD OnCall and Capitol Medical Bureau (collectively “MD OnCall”). As a result of this acquisition, the Company realized approximately $621,000 of additional revenue in the first nine months of 2007 as compared to the same period in 2006. The Company completed this acquisition to facilitate its expansion into the Northeast geographical area.

o
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. As a result of this acquisition, the Company realized approximately $2,015,000 of revenue in the first nine months of 2007. The Company completed this acquisition to further facilitate its expansion of its telephone answering services businesses and allow them to increase its market base outside the Northeast geographical area.

In 2007, with regard to the TBCS segment, the Company shifted its focus from an acquisition driven growth strategy, to one that will place primary emphasis on internally driven business development efforts. For 2008, the Company is looking to pursue additional acquisitions in the TBCS segment which will compliment its existing call center infrastructure.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods increased by approximately $235,000 for the nine months ended September 30, 2007 as compared to the same period in 2006, an increase of 4%, primarily due to the following:

▪
The relocation of the Company’s fulfillment and warehouse distribution center into Long Island City, New York from Mt. Laurel, New Jersey during the second quarter of 2006 resulted in increased rent expense due to the Company leasing more space and paying a higher rate per square foot for rent. As part of this relocation process, the Company also took the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees, including a Manager of Engineering and Fulfillment. These items accounted for approximately $240,000 of increased costs as compared to the same period in the prior year, which were offset by the reduction in costs related to repairs and upgrades of approximately $100,000 which were previously performed by a third party vendor.

▪
During 2006 and into 2007, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $106,000 in 2007 as compared to the same period in 2006. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base, as well as to prepare for the rollout of the Walgreen’s Ready Response™ Program, which is now in progress.

▪
During the third quarter the Company recorded a write down of fixed assets of its PERS Buddy device in the approximate amount of $111,000. The Company determined that the PERS Buddy would only be used on a minimal basis due to matters regarding product and warranty disputes relating to some of the boards associated with these devices.

▪
The Company has incurred additional depreciation expense of approximately $130,000 primarily due to the increased purchases made during the latter part of 2006 and 2007. The increased purchases is a result of the increase in the number of subscribers online.

These increases were offset by the Company capitalizing labor and overhead costs in 2007 as compared to the same period in 2006 resulting in a decrease in expense by approximately $250,000. The Company has increased purchases of its PERS devices and associated components requiring additional labor to properly prepare these products, including quality assurance, programming and packaging, to be shipped. The Company has increased its purchases due to the increased volume as a result of new agreements with various customers.

 TBCS:

Costs related to services and goods increased by approximately $1,218,000 for the nine months ended September 30, 2007 as compared to the same period in 2006, an increase of 21%, primarily due to the following:

▪
During 2006, as discussed above, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional costs related to services for the nine months ended September 30, 2007 of approximately $1,418,000. The increased costs related to services in regard to the acquisitions were as follows: MD OnCall approximated $315,000 and AMI approximated $1,103,000.

▪
In July 2007 the Company opened a new call center. During the third quarter the Company hired call center operators which resulted in payroll and related payroll costs of approximately $70,000. The Company plans to continue to expand this call center throughout the remainder of 2007 and into 2008. In connection with opening this new call center, the Company is eligible to receive certain incentives going forward which will help to offset some of these costs.

▪
During the latter part of 2006 and into 2007, the Company reduced the number of telephone answering service operators at its existing call centers. This has been accomplished through overall efficiencies which are being realized by the Company throughout its TBCS segment. Additionally, the Company is now utilizing its newly established call center and has allocated some of the call volume to this location. This accounted for a reduction in costs of approximately $114,000 at its existing call centers for the period ended September 30, 2007 as compared to the same period in 2006. As the Company continues to realize these operational efficiencies and utilize its new call center, it will continue to evaluate personnel levels and continue to evaluate the consolidation strategy of its communications infrastructure, yielding greater per seat through-put with an associated reduction in overall labor expense.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $1,928,000 for the nine months ended September 30, 2007 as compared to the same period in 2006, an increase of 19%. The increase is primarily attributable to the following:

▪
The Company incurred approximately $946,000 of additional selling, general and administrative expenses, as compared to the same period in 2006, as a result of the acquisition of two telephone answering service businesses during 2006. The more significant expenses relate to salaries and related payroll taxes and amortization relating to customer lists and non-compete agreements.

▪
The Company incurred approximately $105,000 of additional costs relating to advertising/marketing expense, as compared to the same period in 2006. This is primarily due to costs incurred with regard to an internet advertising campaign through one of its TBCS locations and costs related to the production of  marketing materials associated with the Walgreen’s Ready Response™ Program.

▪
In conjunction with various new programs and agreements, the Company has hired additional marketing and sales personnel. As a result of this, the Company recorded an increase in this expense of approximately $107,000.

▪
The Company purchased subscribers utilizing PERS from a third party in December 2006. As part of this transaction, it was agreed that the third party would continue to manage and service these accounts on behalf of the Company. As a result of this arrangement, the Company pays an administrative fee to this third party amounting to approximately $96,000.

▪
The Company incurred increased costs of approximately $69,000, as compared to the same period in 2006, associated with the research and development. These costs primarily associated with the new generation Med-Time dispenser, smoke detector and retirement community flush mount console unit. The Company continues to move forward with the development of these new generation products and anticipates having them available within the next three to nine months.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as accounting expense, amortization expense and travel and entertainment expense which were partially offset by decreases in legal and bad debt expense.

Interest Expense:

Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $376,000 and $263,000, respectively. The increase was primarily due to the Company borrowing additional funds in March 2006 of $2,500,000 and in December 2006 of $1,600,000 for the purpose of financing its acquisitions of MD OnCall and AMI, respectively.

Other Income:

Other Income for the nine months ended September 30, 2007 and 2006 was approximately $871,000 and $393,000, respectively. Other Income for the nine months ended September 30, 2007 and 2006 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $237,000 and $202,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. Additionally, Other Income for the nine months ended September 30, 2007 includes approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2007 was approximately $2,110,000 as compared to $1,484,000 for the same period in 2006. The increase of $626,000 for the nine months ended September 30, 2007 primarily resulted from an increase in the Company's service revenues and other income offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

Liquidity and Capital Resources:

As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable in equal monthly principal installments of $50,000 over five years commencing January 2006.

In March 2006 and December 2006, the Company’s credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance the acquisitions of MD OnCall and AMI. These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, one of the covenants was amended.

In December 2006, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The LIBOR interest rate charge shall be adjusted in .25% intervals based on the Company’s ratio of Consolidated Funded Debt to Consolidated EBITDA. In the third quarter of 2007, the interest rate was reduced by .25% based on this ratio. The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

As of September 30, 2007 the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

The following table is a summary of contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$1,100,000		$1,100,000
Debt (a)	$5,309,275	$1,531,170	$3,698,105	$80,000
Capital Leases (b)	$84,494	$41,289	$43,205
Operating Leases (c)	$8,439,154	$922,211	$2,316,615	$1,495,833	$3,704,495
Purchase Commitments (d)	$1,815,746	$1,815,746
Interest Expense (e)	$871,232	$397,508	$472,774	$950
Acquisition related Commitment (f)	$305,776	$305,776
Total Contractual Obligations	$17,925,677	$5,013,700	$7,630,699	$1,576,783	$3,704,495

(a)	- Debt includes the Company’s aggregate term loans of $7,100,000 which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	- Capital lease obligations relate to the telephone answering service equipment. These capital leases mature in the second quarter of 2009.

(c)
- Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company’s call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease which expires in March 2008.

(d)	- Purchase commitments relate to orders for the Company’s traditional PERS.

(e)	- Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(f)	- Acquisition related commitment relates to holdback associated with acquisition of a telephone answering service made by the company. This commitment is due in December 2007.

Net cash provided by operating activities was approximately $4.3 million for the nine months ended September 30, 2007, as compared to approximately $3.3 million for the same period in 2006. During 2007, increases in cash provided by operating activities from depreciation and amortization of approximately $3.1 million, increase in liabilities of $1.0 million and net earnings of approximately $1.2 million were partially offset by an increase in trade receivables of approximately $0.6 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. The increase in liabilities is due to an increase in the purchase of its PERS product not paid for at September 30, 2007, 2007 taxes and timing of payments of other expenses in the ordinary course of business. The increase in trade receivables is primarily due to the Company consummating an acquisition in December 2006, which resulted in approximately $0.4 million of increased receivables through the normal course of business. Increases in cash provided by operating activities during 2006 were the result of depreciation and amortization of approximately $1.6 million, increase in liabilities of $0.8 million and net earnings of approximately $0.5 million. These increases were partially offset by an increase in trade receivables of approximately $0.8 million.

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $3.4 million as compared to $6.6 million in the same period in 2006. The primary component of net cash used in investing activities in 2007 was capital expenditures of approximately $3.2 million. Capital expenditures in 2007 primarily related to the continued production and purchase of the traditional PERS system. The primary components of net cash used in investing activities in 2006 were the acquisition of telephone answering service businesses and capital expenditures of $3.3 and $2.9 million, respectively.

Cash flows for the nine months ended September 30, 2007 used in financing activities were approximately $0.4 million compared to cash flows provided by financing activities of $2.2 million for the same period in 2006. The primary component of cash flow used in financing activities in 2007 was the payments of long-term debt of approximately $1.1 million. This was partially offset by proceeds received from the exercise of the Company’s stock options and warrants of approximately $0.4 million and the additional borrowings used under its revolving credit facility of approximately $0.4 million. The primary component of cash flow provided by financing activities in 2006 was proceeds received from additional borrowings of $2.5 million which were primarily used for the acquisition of a telephone answering service.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.25 - $3.75 million for the production and purchase of the traditional PERS systems and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser (this includes outstanding purchase orders issued to purchase approximately $1.8 million of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product, Med-Time dispenser and retirement community flush mount console unit. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates spending approximately $0.2 - $0.4 million over the next twelve to eighteen months.

As of September 30, 2007, the Company had approximately $1.3 million in cash and the Company’s working capital was approximately $3.9 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $1.1 million was outstanding at September 30, 2007.

Off-Balance Sheet Arrangements:

As of September 30, 2007, the Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on the Company’s current and future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Factors:

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company in a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years.  As a result of this agreement, the Company has recorded an amount of $425,000 to Other Income. The Company has also recorded a write-down on the assets affected of approximately $111,000 which is reflected in the Cost of Services.

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). American Mediconnect, Inc. is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers. PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which is due in December 2007. In addition, for the three years following the acquisition, the Company is required to pay AMI an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. For the period ended September 30, 2007, the Company recorded $151,160 due to Seller based on PhoneScreen cash receipts. The Company also incurred professional fees of approximately $65,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009.

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively "MD OnCall"), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064, and future cash payments of $343,064, which was paid in full as of March 2007. The Company also incurred finder and professional fees of approximately $181,000. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The first threshold as of March 31, 2007 was not met.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York, location in order to consolidate its warehouse and distribution center and accounting department into this location. The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $122,000, respectively, and are subject to increases in accordance with the term of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York, in order to consolidate its HCI TBCS and PERS ERC/ Customer Service facilities.  The centralization of the ERC, Customer Service and H-LINK® OnCall operations has provided certain operating efficiencies and allowed for continued growth of the H-LINK and PERS divisions.  The fifteen (15) year lease term commenced in April 2003.  The lease calls for minimum annual rentals of $307,900, subject to a 3% annual increase plus reimbursement for real estate taxes.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration (“HRA”) Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract to provide HCSP with these services, which has been extended for 1-2 year periods since this time.

In September 2006, HRA issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The impact of this reduced rate is estimated to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $130,000 on an annual basis. During the nine months ended September 30, 2007 and 2006, the Company’s revenue from this contract represented 7% and 9%, respectively, of its total revenue.

As of September 30, 2007 and December 31, 2006, accounts receivable from the contract represented 9% of accounts receivable and medical devices in service under the contract represented approximately 13% and 14% of medical devices, respectively.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $589,000 as of September 30, 2007, which is equal to 9.6% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $62,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $62,000.

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

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,691,663 and $9,532,961 at September 30, 2007 and December 31, 2006, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $266,000 and $141,000 for stock-based compensation for the nine months ended September 30, 2007 and 2006, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally nine months to one year in advance of utilization, at contracted prices. At September 30, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on our outstanding balances on our term loan and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively. Our ability to carry out our business plan to finance future working capital requirements and acquisitions of TBCS businesses may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was notified that one of the bidders for the contract it was awarded with HRA, New York Merchants Protective Co. Inc. (“Merchants”), filed an Article 78 proceeding on or about August 13, 2007. Merchants is moving to annul the HRA’s disqualification of Merchants as a bidder to provide PERS and to therefore annul the HRA’s contract with the Company. The Article 78 proceeding was filed in the Supreme Court of the State of New York, County of New York. HRA and AMAC are defending the proceeding. AMAC management believes the claim to be without merit.

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business. The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims. Currently, there are no litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded. In any event, the Company believes the dispostion of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 6. Exhibits.

No.	Description

15.1
Letter from Margolin, Winer & Evens LLP, the independent accountant of the Company, acknowledging awareness of the use in a registration statement of a report on the unaudited interim financial information in this quarterly report

31.1	Certification of President and CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of President and CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Date: November 14, 2007	By:	/s/ Jack Rhian
Name: Jack Rhian Title: Chief Executive Officer and President

By:	/s/ Richard Rallo
Name: Richard Rallo Title: Chief Financial Officer