Form 10-Q/A
period 2007-03-31
AMERICAN MEDICAL ALERT CORP
filed 2008-01-07
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007

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

EXPLANATORY NOTE

This amendment to Form 10-Q is being filed in order to include Exhibit 15.1 in the Company’s Form 10-Q for the quarter ended March 31, 2007, which was filed with the Securities Exchange Commission on May 15, 2007

PART II - OTHER INFORMATION

Item 6.  Exhibits.

10	Amendment to Credit Agreement dated April 30, 2007 between the Company and JPMorgan Chase*

15.1
Letter from Margolin, Winer & Evens LLP, the independent accountant of the Company, acknowledging awareness of the use in a registration statement of a report on the unaudited interim financial information in this quarterly report

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Incorporated by reference to the Company’s 10Q for the quarter ending March 31, 2007 which was filed with the Securities Exchange Commission on May 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: January 4, 2008	By:	/s/ Jack Rhian
	Name:	Jack Rhian
	Title:	Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer