Form 10-Q/A
period 2007-06-30
AMERICAN MEDICAL ALERT CORP
filed 2008-01-07
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

EXPLANATORY NOTE

This amendment to Form 10-Q is being filed in order to include Exhibit 15.1 in the Company’s Form 10-Q for the quarter ended June 30, 2007, which was filed with the Securities Exchange Commission on August 14, 2007

PART II - OTHER INFORMATION

Item 6.  Exhibits.

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