Form 10-K
period 2007-12-31
AMERICAN MEDICAL ALERT CORP
filed 2008-03-31
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of the last day of the registrant's most recently completed second fiscal quarter, was $54,116,078.

Aggregate number of shares of Common Stock outstanding as of March 20, 2008: 9,400,665

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

Overview:

American Medical Alert Corp. (“AMAC” or the “Company”) was formed in 1981 as a New York corporation. The Company’s principal business is the provision of healthcare communication and monitoring services. These services are reported through two operating segments. The first segment, Health Safety and Monitoring Services (“HSMS”), is comprised of the development and marketing of healthcare solutions and remote patient monitoring systems that include personal emergency response systems, telehealth/health management and medication management systems, and safety monitoring systems to pharmacies. The second segment, Telephony Based Communication Services (“TBCS”), includes the provision of telephone answering services primarily to the healthcare community including traditional after hours services, “Daytime Services” applications, and clinical trial recruitment call center services and administration. The Company’s products and services are primarily marketed to the healthcare community, including home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers.

Company History:

Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The PERS business was the entry point for the Company into the healthcare field, permitting the Company to establish a network of customers and strategic alliances which served as the foundation for the Company's expansion into multiple product lines. For the fiscal year ended December 31, 2007, HSMS accounted for 49% of the Company’s revenue.

The Company's Diversification into TBCS:

Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community. This diversification program began with the acquisition of the Company's first telephone answering service business, known as HCI in 2000. Since that time the Company has expanded its telephone answering service business through ten (10) acquisitions and internally generated growth.

In order to accommodate the planned growth of this business, the Company has built or acquired nine communication centers. Plans are currently underway to link each of the communication centers in order to leverage the Company’s overall scope, scale and capability. The Company’s acquisition strategy has allowed it to become a national provider of healthcare communication services.

In 2006, the Company broadened its capabilities to service specialized allied healthcare providers including home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by its TBCS client base. In response to these expressed needs, the Company developed and implemented various specialized healthcare communication solutions that have resulted in the execution of numerous multi-year service contracts for the provision of these services. These solutions continue to create significant opportunities for long-term revenue growth.

For the fiscal year ended December 31, 2007, TBCS represented 51% of the Company’s revenue.

Telehealth Markets:

In 2001, the Company entered the telehealth market, a market in its embryonic stage, after consideration of the opportunity to provide new technologies to assist healthcare professionals in home-based, health management activities. As this market matures, AMAC intends to expand is presence further, based on the knowledge base acquired through its experiences to date. The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services based on increasing acceptance by the healthcare payors and newly introduced government reimbursement policies.

Over the past three years, the Company experienced some significant technical difficulties with the products supplied by its current technology vendor, which has affected both the current customer base and the Company’s ability to market the products to new customers. The Company has been addressing, with its technology vendor, the technical difficulties and is exploring opportunities with other technology vendors to facilitate its ability to exploit the market opportunities in this field. The Company reached a financial settlement with regard to the technical difficulties associated with the products in 2007.

Despite the challenges in connection with the initial products it has deployed, the Company remains committed to its investment in telehealth and enhancing its customers’ ability to manage chronic conditions. Towards this end, in February 2008, the Company was pleased to learn the Asthma Buddy study, conducted by MetroPlus Health Plan, a New York City network model health maintenance organization, was accepted for presentation at the 2008 American Thoracic Society International Conference in Toronto, Ontario, Canada. The study was designed to compare outcomes from two groups of children ages 8-16 years who were randomly assigned to monitor their conditions by use of the Company’s telehealth product or a traditional self-written diary. The study outcomes affirmed the efficacy of providing our telehealth equipment and monitoring to children with this chronic condition as a way of controlling the adverse events and costs associated with this chronic condition.

Other Products:

To round out the Company’s portfolio of home monitoring offerings, the Company secured certain exclusive rights to a medication reminder appliance in 1999, which is marketed by the Company under the name Med-Time®. The Company sells its device, which is part of its HSMS segment, to the same customer base utilizing PERS services as well as through web retailers and directly to consumers. The Company is currently developing an enhanced medication management appliance to further augment its portfolio with a med-management appliance containing rich monitoring features. The new appliance is expected to be commercially available in the second half of 2008.

The Company’s SafeCom division (“SafeCom”) provides pharmacy security monitoring systems, equipment and security monitoring to pharmacies and other 24/7 retail organizations. Currently, 1,014 stores are monitored by SafeCom's technology. SafeCom monitoring services are provided at the Company’s communication center in Long Island City, New York. The SafeCom platform utilizes the basic PERS technology with a modified application. Effective January 1, 2007, this division was consolidated into the HSMS reporting segment.

The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field. Moreover, based on the Company’s aggressive growth strategy, management believes its TBCS business will allow the Company to become the largest provider of these specialized healthcare communication services in the United States.

COMPREHENSIVE BUSINESS DESCRIPTION:

A. General

AMAC is a corporation incorporated under the laws of the State of New York in 1981. As previously defined herein, the terms “AMAC” or “Company” mean, unless the context requires otherwise, American Medical Alert Corp. and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., SafeCom, Inc., North Shore Answering Services, Answer Connecticut Acquisition Corp., MD OnCall Acquisition Corp., American Mediconnect Acquisition Corp. and NM Call Center, Inc.

AMAC is a healthcare communications company, with two reporting segments: (i) Health and Safety Monitoring Systems (previously defined as “HSMS”) and (ii) Telephony Based Communication Services (previously defined as “TBCS”). AMAC’s primary business objective is to continually achieve higher levels of capital efficient profitable growth. To accomplish this, the Company’s management operates the Company’s businesses consistent with certain strategic principles to leverage various healthcare communication and monitoring services through centralized call centers to enhance and diversify the Company’s revenue stream and earning capacity. The Company is committed to attaining leadership positions in the market it services through the incorporation of monitored appliances and systems and the development of innovative call center solutions.

The Company’s financial model is the generation of monthly recurring revenues (“MRR”). Under this model, each operating segment generates prescribed monthly fees for services and equipment rendered throughout the duration of a service agreement. For the year ended December 31, 2007, approximately 94% of the Company’s revenue was generated from MRR. The remaining 6% of revenue was derived from its clinical trial projects, installation charges and product sales.

B. Products and Services

1. Health and Safety Monitoring Systems (HSMS)

This operating segment focuses on the marketing of health monitoring system and monitoring services to enhance healthcare delivery and provide 24/7 medical emergency communications.

Personal Emergency Response Systems (PERS)

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

The PERS product line is distributed to the subscriber base through four primary marketing channels: AMAC’s Private Pay Program; Third Party Reimbursed Programs; the Distributor Network, made up of Direct Service Providers; and the Purchase and Monitoring Program.

Private Pay Program: Individuals from the community can access the VoiceCare System through AMAC’s corporate sales office, via any regional office or by mail order. AMAC has referral arrangements with home care agencies and case managers throughout the United States who introduce and recommend VoiceCare to clients and generate an ongoing source of new consumer interest.

In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. (“Walgreen”) to provide the Company’s flagship personal emergency response systems under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreen stores throughout the United States and Puerto Rico. The Company believes the Walgreen relationship will provide a significant opportunity for AMAC to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

Third Party Reimbursed Programs: The Company’s PERS are on the Centers for Medicare and Medicaid list of approved monitoring devices. Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded home care services programs. AMAC believes that the use of home care as an alternative to institutional care will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products. In 2007, 12% of AMAC’s revenue was derived from contracts with Medicaid reimbursed programs for PERS services. These programs operate under a rental and monitoring agreement under which there is an installation fee and monthly service fee per subscriber billed to the appropriate agency.

Distributor Network: AMAC has developed a network of Direct Service Providers (“DSPs”) to establish and manage VoiceCare programs in their local communities. A DSP may be a hospital system, home health care agency, hospice, senior living facility, durable medical equipment vendor or one of several other types of entities that interact with elderly, infirm or disabled individuals.

In 2004, AMAC introduced ProviderLink, a secure PERS management web tool for DSPs to directly access and manage their PERS programs from any internet ready computer. During 2005 the Company recognized certain operational efficiencies as a result of its customers migrating to a paper-light program management tool. The Company continues to refine and update this provider tool to further support DSP growth activities.

Purchase and Monitoring Program (“PMP”): AMAC’s VoiceCare system is also utilized by assisted living and senior housing facilities to offer additional protection to elderly residents. Facilities operate under a PMP Agreement whereby all necessary equipment is purchased. The facility provides primary monitoring for their residents and some employ AMAC’s ERC to serve as their back-up center. In 2006 the Company released ResiLink, an enhanced software package for its facility monitoring platform. The software supports senior living facility personnel in managing residential monitoring activities. Enhancements include new reporting capabilities, detailed identification of PERS signals, and support utilities. Additionally, in 2007, the Company has commenced research and development related to improving its facility-based PERS product hardware offerings. The Company launched the Model 1100 residential system in November 2007.

Med-Time®

Complementary to the Company’s PERS is the MED-TIME device, an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999. This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums to maintain exclusivity. Thereafter, the agreement converted to an evergreen with annual purchase minimums of 1,500 units. The Company has met all the minimums with PharmaCell to date and continues to maintain exclusivity. MED-TIME helps to ensure adherence to prescribed therapeutic medication regimens and thus reduces healthcare expenditures related to noncompliance. MED-TIME is a valuable asset to visually handicapped, medically or mentally challenged patients and as well as patients on complex daily medication regimens. MED-TIME contains a tray with twenty-eight compartments. At preprogrammed times, one to four times a day, the dispenser reminds the client to access and take the medication. The reminder signal for the stand-alone device remains active for the lesser of thirty minutes or until the medication is removed from the device. Compliance with the medication regimen automatically resets the device. Non- adherence to medication regimens leads to 10 to 25 percent of hospital and nursing home admissions each year, and the Company believes there are additional opportunities to support the healthcare community caregivers in addressing this issue. In addition to the Med-Time product, the Company is currently engaged in the development of a next generation med-management appliance enhanced with monitoring features to expand its product offering to address this critical component of patient care.

Med-Time is marketed and distributed through each of AMAC’s four primary channels.

2. Telephony Based Communication Services (TBCS)

The Company provides TBCS to physicians, hospitals, homecare providers, hospices and other healthcare organizations at two communication centers under the brand names H-LINK® OnCall, Live Message America (“LMA”), North Shore Answering Service ("NSAS"), Answer Connecticut Acquisition Corp. ("ACT"), MD OnCall Acquisition Corp. (“MD OnCall”) and American Mediconnect Acquisition Corp. (“AMI”) which includes the brands American Mediconnect and PhoneScreen. At 2007 year end, the TBCS segment accounted for 51% of the Company’s gross revenue and is its fastest growing segment.

Services offered by TBCS include message desk services, appointment making, referral services, voice-mail and wireless communications. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop value added customizable services to minimize staffing and increase revenue. In addition to technology, a critical component for successful expansion is a professionally trained call agent staff. The Company has allocated additional resources to enhance contact agent training and staff development to support TBCS’s expansion efforts, new communication technology, and continuous quality control.

Traditionally, the primary focus of TBCS was to manage clinically-urgent and time-sensitive after-hours calls. In addition to those primary telephone answering services, TBCS markets daytime services solutions as H-LINK “Interactive Intelligence Center”. This service provides healthcare organizations with solutions to manage patient/provider interactions that maximize service performance, increase productivity, and enhance quality control with fee schedules that are materially less than existing in-sourced solutions.

The TBCS service line is marketed and distributed through four primary channels: Individual and multiple physician; integrated hospital networks; homecare agencies; and healthcare group purchasing organizations.

Over the last twelve months several significant healthcare organizations have executed agreements with the Company to provide daytime solutions and services. TBCS daytime services are geared primarily towards hospitals and managed care organizations. The MRR associated with these contracts significantly exceed the average MRR of traditional answering service clients and is now providing significant increases within this reporting segment. Management believes its daytime services will continue to contribute material increases in revenue and earnings throughout 2008 as the efficacy of these programs become more fully validated and documented.

In December 2006 the Company acquired the PhoneScreen brand (“PhoneScreen”) through the acquisition of AMI. PhoneScreen specializes in the recruitment of patients for clinical trials. PhoneScreen’s customers are pharmaceutical companies and Contract Research Organizations (“CROs”). CROs offer pharmaceutical companies and medical entities a wide range of pharmaceutical research services which include the development and execution of clinical trials.

There are two components of this business – the first aspect of the business consists of traditional call center functions. Advertisements are placed to recruit participants who are afflicted with a particular ailment, condition or symptom. Those individuals responding to the ad are directed to call a toll free number. PhoneScreen personnel receive those calls and screen the caller based on a set of directives provided by the CRO or pharmaceutical company. Callers who meet the criteria are forwarded to the medical entity for final clinical screening and possible acceptance into the clinical trial. The second aspect of this business relates to developing the screening criteria, granular reporting, Q&A compliance and trend analysis.

The Company has completed ten acquisitions to date. For 2008, the Company will primarily focus on growing this segment through internally driven sales and marketing efforts.

3. Telehealth/Disease Management Monitoring (“TH/DMM”)

In 2001, the Company entered the telehealth market, after consideration of the opportunity to provide new technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment to incorporate telehealth solutions into its product portfolio. Over the past three years, the Company experienced some significant technical difficulties with the products supplied by its current technology vendor. The Company has been addressing, with its technology vendor, the technical difficulties and is exploring opportunities with other technology vendors to facilitate its ability to exploit the market opportunities in this field. AMAC intends to expand its presence further, and believes the telehealth market will continue to provide opportunity for AMAC's expansion as a full source provider of remote patient monitoring technologies and first line support services based on increasing acceptance by the healthcare payors and newly introduced government reimbursement policies. The Company remains committed to its investment in telehealth and enhancing its customers' ability to manage chronic conditions. The Company further believes that adoption of telehealth as a method of managing the cost of patients with chronic diseases will be more widely adopted in the next several years. As the Company continues to expand its remote monitoring dashboard, we view telehealth as an important next component of AMAC's products and services portfolio.

4. SAFECOM, INC. - Pharmacy Security Monitoring Systems

SafeCom, Inc. (previously defined as “SafeCom”) offers monitoring technology products and safety monitoring to drug stores, 24-hour pharmacies and national and regional retailers. In 2007, SafeCom represented 1% of the Company’s gross revenue. Under the Silent Partner brand, the Company provides safety, environmental and device functionality monitoring systems and services integrating key aspects of audio technology and access control systems. The Silent Partner system functions by transmitting emergency signals to the monitoring center, where trained personnel scan audio from microphones placed in an environment to pinpoint the exact location of duress, monitor and record the event, and dispatch local law enforcement. This solution helps minimize employee risk, reduces loss and assists law enforcement agencies in identification and apprehension. The SafeCom system also screens passive signals such as loss of power to DVR/VCR, tape replacement and non-record status.

5. Production/Purchasing

The Company outsources the manufacturing and final assembly of its core product lines. Sources are selected through competitive bids, past performance and accessibility to the engineering process. Although the Company currently maintains favorable relationships with its subcontractors, the Company believes that, in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative subcontractors as required to fulfill its needs without any material adverse effect to the Company’s operations. With the exception of several proprietary components, which are manufactured to the Company’s specifications, the manufacturing of the Company’s product lines requires the use of generally available electronic components and hardware. Product and technology currently provided by Health Hero Network Inc. (“HHN”) related to the Company's telehealth business are considered a sole source supply arrangement, and the Company could require the use of significant funds and resources in the event HHN did not continue to provide these supplies to the Company.

As of March 2008, the Company operates nine (9) call centers:

•	Long Island City, New York

The Company’s primary communications center is located at 36-36 33rd Street, Long Island City, New York. In April 2003, the Company opened a one-hundred seat state-of-the-art call center to centralize the full scope of communication services offered by AMAC. The call center was built with system-wide redundancy and can accommodate growth up to three (3) times its current volume. Phone service to the call center is provided by three separate carriers and is configured to provide continuous service in the event of disruption. Phone circuit entry to the building is provided through a reinforced steel conduit built to UL Central Station Standards. The call center’s electricity supply is maintained by a comprehensive, three tiered back-up system. The system consists of dual power supplies at the telephone switch, an uninterruptible power supply and a diesel generator.

The Company’s call center is staffed by full time Information System (“IS”) professionals charged with the responsibility to maintain, refine and report on all data and communications system requirements. Critical systems are equipped with secure remote access and diagnostic abilities, enabling offsite as well as on-site access to IS system support 24/7.

•	Audubon, New Jersey

This site serves as the call center for telephone answering services provided by the Company’s LMA subsidiary and services the Company’s Southern New Jersey and Philadelphia customer base. Upon completion of the 2006 upgrade, this center is compatible with the Long Island City, New York call center. This upgrade allows for significant additional service capability, providing eventual redundancy and overflow as well as single site operational capability during selected time periods to further realize operational efficiencies.

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

•	Clovis, New Mexico

This site serves as a second call center location primarily to support H-LINK OnCall and Phone Screen client base.

C. Marketing/Customers

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

With respect to our TBCS segment, we continue to observe increased opportunity with integrated hospital systems and regional home health agencies. Specifically, healthcare organizations are seeking to achieve cost savings by consolidating services through single source vendor relationships. The Company’s advanced telephony, call center infrastructure and specialization in healthcare uniquely positions the Company to effectively compete for new business.

While the Company generates organic growth in each reporting segment, customer retention is equally important. The Company’s customer service, provider relations and accounts services teams focus on account maintenance and business development from existing customers.

The Company’s products and services may be acquired on a single line or bundled basis and are highly complementary. As demand for our products and services continue to develop, the Company will add additional sales and marketing personnel to enhance our national presence throughout its respective businesses.

D. Trademarks

The Company considers its proprietary trademarks with respect to the development, manufacturing and marketing of its products to be a valuable asset. The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage. The Company’s trademarks include “AMERICAN MEDICAL ALERT®”, “THE RESPONSIVE COMPANY®”, “WHERE PATIENT AND PROVIDERS CONNECT®” “VOICECARE®”, “THE VOICE OF HELP®”, “MED-TIME®”, “H-LINK®”, “MED PASS®”, “MEDSMART®”, “ROOM MATE®”, “SECURE-NET”, “CARERING®”, “PERS BUDDY®”, “HEALTH PARTNER®” “HEALTH MESSENGER®”, “HELP LINK®” “I-LINK®”, CONNECTED AND PROTECTED ® and “CARE-NET®”, each of which is registered with the United States Patent and Trademark Office.

E. Research and Development

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2008, the Company plans to continue to enhance its disease management monitoring platform and medication management solution. Expenditures for research and development for the years ended December 31, 2007, 2006 and 2005 were $304,365, $240,487 and $173,790, respectively, and are included in selling, general and administrative expenses. In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products as well as the development of new products and services specifically addressing disease management.

F. Impact of Government Regulations

The Company derives approximately 12% of its revenues from various Medicaid programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services. On the other hand, new reimbursement programs such as those described in TH/DMM section could provide significant additional sources of reimbursement from government entitlements. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability. At the present time, the Company is unaware of any such government legislative initiatives.

The Privacy Rule under the Health Insurance Portability and Accountability Act (“HIPAA”) went into effect in April 2003. These regulations relate to the privacy of patient health information. To comply with the Privacy Rule, the Company executed required Business Associate Agreements with its business partners and vendors, appointed a Privacy Officer, established policies, procedures and training standards.

The Company’s PERS and related equipment is subject to approvals under the rules of the Federal Communications Commission (“FCC”) pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). On November 17, 2004, the Company received an inquiry from the FCC. In response to that inquiry the Company determined that certain versions of its PERS and related equipment emitted levels of radio frequency energy that exceeded applicable standards designed to reduce the possibility of interference with radio communications. Although this issue posed no safety or functionality risk to subscribers, the Company established a corrective action plan with the FCC to satisfy this matter and the Company is proceeding with implementing the action plan. The Company continues to submit all new product models for approval as required under the rules of the FCC.

G. Competition

In each business segment, AMAC faces competition, both in price and service from national, regional and local service providers of PERS, TH/DMM, telephone answering service and security monitoring systems. Price, quality of services and, in some cases, convenience are generally the primary competitive elements in each segment.

HSMS

The Company’s competition within the HSMS segment includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies. The Company’s market research estimates that approximately 20-30 companies are providers of competitive PERS products, 15-20 companies are providers of TH/DMM and 5-10 companies are providers of medication management systems. We believe PERS competitors serve in aggregate approximately 800,000 individuals under the PERS product line. As of December 31, 2007, AMAC monitored approximately 62,000 subscribers. Because TH/DMM is a new field of healthcare services, clear data of actual number of users is unavailable. Some of the Company’s competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources. The Company’s competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and direct marketing to consumers.

We believe the competitive factors when choosing a HSMS provider include the quality of monitoring services, product flexibility and reliability, and customer support. The Company believes it competes favorably with respect to each of these factors. The Company believes it will continue to compete favorably by creating technological enhancements to the core systems that are expected to establish meaningful differentiation from its competitors.

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

SafeCom

The SafeCom business is a unique application focused on a niche segment within the security applications industry. Competitors in the security industry include international, national, regional and local providers of residential and commercial security applications, central station monitoring companies and independent electronic security manufacturers. The security industry is highly competitive and represents approximately $19-23 billion in total revenue. It is not the Company’s intention to compete in the traditional security monitoring space, but rather the Company is establishing alternative uses for its PERS monitoring system. The application utilized by SafeCom is healthcare based and is another method of leveraging the core system. We believe this strategy will allow AMAC to continue to effectively compete and profit from this segment and build market share.

I. Employees

As of March 20, 2008, the Company employed 580 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees. The Company considers its relations with its employees to be good.

J. Financial Information about Segments

Financial information about our operating segments can be found in Note 12 to the financials statements included as part of this annual report on Form 10-K, beginning on page F-31.

Item 1A.	RISK FACTORS

Risks associated with our business

Our business may be adversely impacted by new government regulations or changes to current government regulations.

We derive approximately 12% of our revenues from Medicaid reimbursed programs. Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS. Our revenue, operating margin and profitability could be adversely affected by new laws and/or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

In addition, as a provider of services under Medicaid reimbursed programs, we are subject to the federal fraud and abuse and the so-called “Stark” anti-referral laws, violations of which may result in civil and criminal penalties and exclusion from participation in Medicaid programs. Also, several states have enacted their own statutory analogs of the federal fraud and abuse and anti-referral laws. While we at all times attempt to comply with the applicable federal and state fraud and abuse and anti-referral laws, there can be no assurance that administrative or judicial interpretations of existing statutes or regulations or enactments of new laws or regulations will not have a material adverse effect on our operations or financial condition.

Technological changes may negatively affect our business.

The telecommunications industry, on which our business is dependent, is subject to significant changes in technology. These technological changes, including changes relating to emerging wireline and wireless transmission technologies, may require us to make changes in the technology we use in our products in order to remain competitive. This may require significant outlays of capital and use of personnel, which may adversely affect our results of operations and financial condition in the short term.

Our business may be adversely impacted by our investment in the licensing of new remote monitoring products.

The Company has paid approximately $815,000 in licensing fees in connection with the Company obtaining certain new remote monitoring products. While the Company is confident in the successful completion and sale of these new remote monitoring products, the completion of these products has been delayed. Since the Company has capitalized the licensing costs, if the Company’s obtaining of the products is unsuccessful or the Company cannot market or sell the products, the Company would be required to write down all or some of the value of the license.

Product liability and availability of insurance.

Because our business involves responding to personal emergencies, failures of our products or errors in the delivery of our services carry a risk of liability claims. We manage this risk through contractual limits on liability and damages, and by carrying insurance. However, the contractual limits may not be enforceable in all jurisdictions or under all circumstances. While historically we have not incurred significant liabilities due to such claims, a successful claim may be made for damages which exceed the coverage under any insurance policy. In the future, our insurance may become more expensive, and there can be no assurance that additional insurance will be available on acceptable terms. If one or more of these occur, it could have an adverse effect on our results of operations and financial condition.

We rely on the contract with New York City for a significant portion of our business.

Since 1983, the Company has provided PERS services to the City of New York’s Human Resources Administration Home Care Service program (“HCSP”). The Company has been operating since 1993 with a contract and related extension to provide HCSP with these services.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract with HCSP. In October 2007, the Company was informed it was awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis. During the year ended December 31, 2007 and 2006, the Company’s revenue from this contract represented 7% and 8%, respectively, of the Company’s gross revenue.

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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will reinvest all available funds in the operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Shares that are eligible for sale in the future may affect the market price of our common stock.

As of March 20, 2008, an aggregate of 2,700,327 of the outstanding shares of our common stock are “restricted securities,” as that term is defined in Rule 144 under the federal securities laws. These restricted securities may be sold only pursuant to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities laws provisions. Rule 144 permits the sale of restricted securities by any person (whether or not an affiliate of the Company) after six months, at which time the sales by affiliates can be made subject to Rule 144’s volume and other limitations and the sales by non-affiliates can be made without regard to Rule 144’s volume and other limitations, other than the limitation regarding public information set forth in Rule 144(c) for an additional six months. In general, an “affiliate” is a person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with the Company. The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 922,273 shares are issuable pursuant to currently exercisable options which, upon exercise, would further add to the number of outstanding shares of common stock. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As described below, the Company leases multiple facilities that the Company believes are satisfactory and suitable for their intended uses.

The Company’s executive offices are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Chief Advisor of the Company, who owns this facility. In February 1998, the lease for this facility and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the “1995 Lease”). The 1995 Lease was subsequently amended through September 30, 2008 under the same terms and conditions. The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses.

During 2005, the Company entered into two operating lease agreements with an unaffiliated third party to lease additional spaces of approximately 10,000 square feet and 5,000 square feet, respectively, at its facility in Long Island City, New York, for the purpose of further consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal New York HSMS and TBCS call center. The leases expire in March 2018, call for minimal annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the term of the agreements. The Company is also responsible for the reimbursement of real estate taxes. The Company and the building are eligible for significant Relocation and Employment Assistance Program (“REAP”) credits and other tax incentive and cost savings benefits.

The Company entered into a 15-year lease with an unaffiliated third party on January 14, 2002, for an 11,000 square foot property at 36-36 33rd Street, Long Island City, New York, which it occupied in April 2003. This location is the home for the Company’s primary communication center. The Company and the building are eligible for significant Relocation and Employment Assistance Program (“REAP”) credits and other tax incentive and cost savings benefits. The lease calls for minimum annual rentals of $269,500, subject to annual increases of 3% plus reimbursement for real estate taxes.

The Company maintains a marketing and administrative office in Decatur, Georgia. The Company leases approximately 1,200 square feet of space from an unaffiliated third party on a month to month basis at a charge of $1,750 per month.

The Company maintains a marketing and administrative office in Tinley Park, Illinois. The Company leases approximately 1,700 square feet of space from an unaffiliated third party pursuant to a five-year lease, which expired on April 30, 2005. In May 2005, the Company renewed its lease for an additional three years. The renewed lease provides for an annual rent of $16,673 during the first year of the term, $17,173 during the second year of the term and $17,688 during the third year of the term.

The Company maintains a marketing and administrative office in Centennial, Colorado. The Company leases approximately 775 square feet of space from an unaffiliated party pursuant to a six month lease, which expires on March 31, 2008. The lease provides for an annual monthly rent of $1,050 during the term of the agreement.

The Company maintains a marketing and administrative office in Redondo Beach, California. The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a month to month lease. The lease provides for monthly rents of $2,776.

The Company maintains a telephony based call center in Audubon, New Jersey. The Company leases approximately 2,000 square feet of space from an unaffiliated party pursuant to a lease which expired on December 31, 2006 and was subsequently amended for an additional three years. The lease currently calls for minimum annual rentals of $31,476 throughout the amended term of the lease.

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

The Company maintains a telephony based call center in Springfield, Massachusetts. The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a lease which expires on July 31, 2009. The lease calls for minimum rentals of $850 per month throughout the term of the lease.

In 2007, the Company entered into a new lease for the maintenance of its telephony based call center in Cranston, Rhode Island. The lease, which has approximately $3,900 square feet, commenced on January 1, 2008 and expires on December 31, 2012. The lease calls for minimal annual rentals of $70,200, and is subject to increases in accordance with the term of the agreement. The Company previously leased approximately 2,000 square feet of space through two separate agreements from an unaffiliated party pursuant to leases.

The Company maintains a telephony based call center in Rockville, Maryland. The Company leases approximately 2,500 square feet of space from an unaffiliated party pursuant to a lease which expired on December 31, 2006 and was subsequently amended through June 2008. The lease calls for minimum annual rentals of $31,800.

The Company maintains a telephony based call center in Chicago, Illinois. The Company leases approximately 4,500 square feet of space from an affiliated party pursuant to a lease which expires on November 30, 2008. The lease calls for minimum annual rentals of $62,400.

The Company opened and maintains a telephony based call center, primarily to support H-LINK OnCall and Phone Screen client base, in Clovis, New Mexico. They are currently leasing space on a month to month basis for $2,000 per month. During 2007, the Company entered into an operating lease agreement with an unaffiliated third party to lease new space of approximately 6,600 square feet in Clovis, New Mexico. The lease term is for three years and commences on the date in which the Company takes possession of the premises, which is anticipated to be in the second quarter of 2008. The lease calls for minimal annual rentals of $27,000.

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

The Company was notified that, on or about August 13, 2007, New York Merchants Protective Co., Inc. (“Merchants”), one of the bidders for the contract that the Company was awarded by HRA, filed an Article 78 proceeding. In that proceeding, Merchants moved to annul HRA’s disqualification of Merchants as a bidder for the contract to provide PERS and therefore to annul the HRA’s award of the contract to the Company. The Article 78 proceeding was filed in the Supreme Court of the State of New York, County of New York. HRA and AMAC are defending the proceeding. AMAC management believes the claim to be without merit.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted during the fourth quarter of the year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on NASDAQ (Symbol:  AMAC).  The high and low sales prices of the Common Stock, as furnished by NASDAQ, are shown for the fiscal years indicated.

		High	Low
2007	First Quarter	$6.74	5.83
	Second Quarter	8.16	5.70
	Third Quarter	9.94	8.43
	Fourth Quarter	9.73	6.79

2006	First Quarter	$6.31	5.31
	Second Quarter	7.29	5.95
	Third Quarter	6.16	4.95
	Fourth Quarter	6.90	5.56

Holders

As of March 21, 2008, there were 301 record holders of the Company's Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2007 and 2006 and does not anticipate paying dividends in the foreseeable future. Pursuant to the Company’s credit facility arrangement, the Company is prohibited from declaring and paying any dividends until such time that the loans under the credit facility have been satisfied in full.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is presented in Item 12 of Part III of this annual report on Form 10-K.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Composite Market Index (U.S. Companies) and the NASDAQ Healthcare Index for the period commencing on December 31, 2002 and ending on December 31, 2007.

Comparison of Cumulative Total Return from December 31, 2002 through December 31, 2007:

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements and related Notes included herein.

Years Ended December 31,	2007	2006	2005	2004	2003

Selected Statement of Operations Data
Revenue:
Service	$35,054,093	$30,406,636	$22,176,799	$18,852,925	$16,192,712
Product	591,172	387,752	270,843	275,078	375,640
Total Revenue	$35,645,265	$30,794,388	$22,447,642	$19,128,003	$16,568,352

Net Income	$1,514,232	$1,262,529	$932,436	$410,606	$570,700

Net Income Per Share - Basic	$0.16	$0.14	$0.11	$0.05	$0.08
Net Income Per Share - Diluted	$0.16	$0.13	$0.10	$0.05	$0.07

Weighted Average Number of Common Shares:
Basic	9,276,712	8,948,328	8,452,435	7,903,267	7,455,038
Diluted	9,732,386	9,386,142	9,124,905	8,478,824	7,678,252

Selected Balance Sheet Data as of Dec 31
Total Assets	$34,953,221	$32,607,745	$26,595,336	$19,501,016	$17,936,580
Long-term Liabilities	$6,211,663	$7,233,964	$3,715,626	$1,887,416	$2,079,363
Shareholders’ Equity	$23,670,665	$21,345,190	$18,383,926	$15,277,899	$13,707,287

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems, and (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including hospitals, home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs and healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted with AMAC to roll out its PERS product to its subscribers. Today, the number of PERS units in service under that program has more than doubled and continues to expand throughout the west coast. In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. (“Walgreen”) to provide the Company’s flagship personal emergency response systems under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreen stores throughout the United States and Puerto Rico. The Company believes the Walgreen relationship will provide a significant opportunity for AMAC to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market, a market in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has experienced technical difficulties with certain products supplied by its primary vendor, Health Hero Networks, Inc. The Company has since reached a financial settlement with respect to the technological difficulties associated with the products.

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

The Company has since further expanded its communication infrastructure and capacity and now operates a total of nine communication centers in Long Island City and Port Jefferson, New York, New Jersey, Maryland, Connecticut, Massachusetts, Rhode Island, Illinois and New Mexico. The TBCS segment now accounts for 51% of the Company’s revenues for the year ended December 31, 2007.

In December 2006 the Company acquired the PhoneScreen brand (“PhoneScreen”) through the acquisition of AMI. PhoneScreen specializes in the recruitment of patients for clinical trials. PhoneScreen’s customers are pharmaceutical companies and Contract Research Organizations (“CROs”). CROs are organizations that offer pharmaceutical companies and medical entities a wide range of pharmaceutical research services which include the development and execution of clinical trials.

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

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2007, 2006 and 2005.

	Year Ended Dec 31,
In thousands (000’s)	2007	%	2006	%	2005	%
Revenues
HSMS	17,353	49%	16,045	52%	14,978	67%
TBCS	18,292	51%	14,749	48%	7,470	33%

Total Revenues	35,645	100%	30,794	100%	22,448	100%

Cost of Services & Goods Sold
HSMS	7,736	45%	7,355	46%	6,981	47%
TBCS	9,733	53%	7,491	51%	3,991	53%

Total Cost of Services & Goods Sold	17,469	49%	14,846	48%	10,972	49%

Gross Profit
HSMS	9,617	55%	8,690	54%	7,997	53%
TBCS	8,559	47%	7,258	49%	3,479	47%

Total Gross Profit	18,176	51%	15,948	52%	11,476	51%

Selling, General & Administrative	16,125	45%	14,001	46%	10,098	45%
Interest Expense	481	1%	394	1%	53	0%
Other Income	(1,090)	(3)%	(578)	(2)%	(473)	(2)%

Income before Income Taxes	2,660	7%	2,132	7%	1,798	8%

Provision for Income Taxes	1,146		869		866

Net Income	1,514		1,263		932

Note: The percentages for Cost of Services and Goods Sold and Gross Profit are calculated based on a percentage of revenue.

Results of Operations:

The Company has two operating business segments, HSMS and TBCS. Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and SafeCom. Since the business activities of SafeCom fall within the Health and Safety monitoring line of business, the Company included the activities of its SafeCom division in its HSMS segment.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $1,308,000, or 8%, for the year ended December 31, 2007 as compared to the same period in 2006.  The increase is primarily attributed to:

•
In 2007, the Company entered into an exclusive arrangement with Walgreen to provide the Company’s PERS product which it believes will positively impact the revenues generated from the HSMS services being provided directly to the consumer. In 2007, the Company recognized revenue of $367,000 from this arrangement. The Company anticipates they will continue to see increased growth under this arrangement with Walgreen.

•
In late 2006, the Company executed a new agreement with a customer whereby PERS were placed online. In 2007, the subscriber base associated with this agreement grew and accounted for an approximate $340,000 increase in revenue during 2007 as compared to the same period in the prior year. The Company anticipates that the growth from this new agreement will continue into 2008.

•
The Company continues to experience growth primarily in its existing customer base. The largest growth in 2007 continued to be as a result of an agreement with a west coast managed care organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $270,000 more revenue in 2007 as compared to the same period in 2006. The growth within this program has stabilized and the Company anticipates the number of subscribers under this agreement in 2008 to remain consistent with those achieved at the end of 2007.

•
In the second half of 2006, the Company increased its product sales to retirement communities. During 2006, the Company developed new software and is now selling this in conjunction with hardware to retirement communities for the purposes of monitoring their residents. This resulted in approximately a $206,000 increase in product sales in 2007 as compared to the same period in 2006. The Company anticipates it will continue to see growth from these product sales in 2008.

The remaining increase in revenue is from the execution of other new agreements as well as the acquisition of certain subscriber bases from companies which were providing the PERS service. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TBCS

The increase in revenues of approximately $3,543,000, or 24%, for the year ended December 31, 2007 as compared to 2006 was primarily due to the following:

•
During 2006, the Company purchased the assets of two separate telephone answering services businesses which resulted in additional revenue for 2007, as compared to the same period in 2006, of approximately $3,300,000. The acquisitions were as follows:

o
In March 2006, the Company purchased the assets of MD OnCall and Capitol Medical Bureau (collectively, “MD OnCall”). As a result of this acquisition, the Company realized approximately $721,000 of additional revenue in 2007 as compared to the same period in 2006. The Company completed this acquisition to facilitate its expansion into the Northeast geographical area.

o
In December 2006, the Company purchased the assets of American Mediconnect, Inc. and PhoneScreen, Inc. As a result of this acquisition, the Company realized approximately $2,579,000 of revenue in 2007. The Company completed this acquisition to further facilitate the expansion of its telephone answering services businesses and allow it to increase its market base outside the Northeast geographical area.

In 2007, with regard to the TBCS segment, the Company shifted its focus from an acquisition driven growth strategy, to one that placed primary emphasis on consolidating the Company’s call center systems and infrastructure. For 2008, the Company will focus its efforts primarily increasing revenue through internally driven sales and marketing efforts.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $381,000 for the year ended December 31, 2007 as compared to the same period in 2006, an increase of 5%, primarily due to the following:

•
During 2006 and into 2007, the Company has increased the number of personnel working in its Emergency Response Center (“ERC”) department which accounted for increased costs of approximately $248,000 in 2007 as compared to the same period in 2006. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base, as well as to prepare for the rollout of the Walgreen’s Ready Response™ Program, which is now in progress. In 2008, the Company anticipates the ratio of ERC operators to the aggregate number of signals received will decrease.

•
In the second quarter of 2006, the Company relocated its fulfillment and warehouse distribution center into Long Island City, New York from Mt. Laurel, New Jersey. As part of this relocation process, the Company also took the upgrade and repairs of its PERS units in-house, which required the Company to hire additional employees, including a Manager of Engineering and Fulfillment. These items accounted for approximately $106,000 of increased costs as compared to the same period in the prior year, which were offset by the reduction in costs related to repairs and upgrades of approximately $100,000 which were previously performed by a third party vendor.

•
During the third quarter the Company recorded a write down of fixed assets of its PERS Buddy device in the approximate amount of $111,000. The Company determined that the PERS Buddy would only be used on a minimal basis due to matters regarding product and warranty disputes relating to some of the boards associated with these devices.

•
The Company has incurred additional depreciation expense of approximately $219,000 primarily due to the increased purchases made during the latter part of 2006 and 2007. The increased purchases are a result of the increase in the number of subscribers online.

These increases were offset by the Company capitalizing labor and overhead costs in 2007 as compared to the same period in 2006 resulting in a decrease in expense by approximately $279,000. The Company has increased purchases of its PERS devices and associated components requiring additional labor to properly prepare these products, including quality assurance, programming and packaging, to be shipped. The Company has increased its purchases due to the increased volume as a result of new agreements with various customers.

TBCS:

Costs related to services and goods sold increased by approximately $2,242,000 for the year ended December 31, 2007 as compared to the same period in 2006, an increase of 30%, primarily due to the following:

•
During 2006, as discussed above, the Company purchased the assets of two separate telephone answering service businesses which resulted in additional costs related to services for 2007 of approximately $1,924,000. The increased costs related to services in regard to the acquisitions were as follows: MD OnCall approximated $419,000 and AMI approximated $1,505,000.

•
In July 2007 the Company opened a new call center. During the third quarter the Company hired call center operators which resulted in payroll and related payroll costs of approximately $228,000. The Company plans to continue to expand this call center throughout 2008. In connection with opening this new call center, the Company is eligible to receive certain incentives going forward which will help to offset some of these costs.

•
During the latter part of 2006 and into 2007, the Company reduced the number of telephone answering service operators at its existing call centers. This has been accomplished through overall efficiencies which are being realized by the Company throughout its TBCS segment. Additionally, the Company is now utilizing its newly established call center and has allocated some of the call volume to this location. This accounted for a reduction in costs of approximately $176,000 at its existing call centers for the period ended December 31, 2007 as compared to the same period in 2006. As the Company continues to realize these operational efficiencies and utilize its new call center, it will continue to evaluate personnel levels and continue to evaluate the consolidation strategy of its communications infrastructure, yielding greater per seat through-put with an associated reduction in overall labor expense.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $2,124,000 for the year ended December 31, 2007 as compared to the same period in 2006, an increase of 15%. The increase is primarily attributable to the following:

•
The Company incurred approximately $1,599,000 of additional selling, general and administrative expenses in 2007, as compared to the same period in 2006, as a result of the acquisition of two telephone answering service businesses during 2006. The more significant expenses relate to salaries and related payroll taxes, commissions expense and amortization relating to customer lists and non-compete agreements.

•
In conjunction with various new programs and agreements, the Company has hired additional marketing and sales personnel, increased its advertising and incurred additional travel expense. As a result of this, the Company recorded an increase in this expense of approximately $334,000. In an effort to grow and expand these programs, the Company anticipates to incur increased marketing, advertising and travel expenses in 2008.

•
In 2007, the Company incurred approximately $258,000 of additional costs as compared to the same period in 2006. The majority of the increased costs related to the Company incurring expenses relating to the evaluation of its internal controls under Sarbanes Oxley Section 404 and tax related work. The Company anticipates the fees relating to this matter will be less in 2008.

•
The Company purchased subscriber accounts utilizing PERS from a third party in December 2006. As part of this transaction, it was agreed that the third party would continue to manage and service these accounts on behalf of the Company. As a result of this arrangement, the Company paid an administrative fee to this third party amounting to approximately $128,000.

These increases in selling, general and administrative expenses were partially offset by decreases in legal, consulting and bad debt expense.

Interest Expense:

Interest expense for the year ended December 31, 2007 and 2006 was approximately $481,000 and $394,000, respectively. The increase was primarily due to the Company borrowing additional funds in December 2006 of $1,600,000 for the purpose of financing its acquisition of AMI.

Other Income:

Other income for the year ended December 31, 2007 and 2006 was approximately $1,090,000 and $578,000, respectively. Other Income for the year ended December 31, 2007 and 2006 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amounts of $530,000 and $458,000, respectively. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. Additionally, Other Income for the year ended December 31, 2007 includes approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2007 was approximately $2,660,000 as compared to $2,132,000 for the same period in 2006. The increase of $528,000 for the year ended December 31, 2007 primarily resulted from an increase in the Company's service revenues and other income offset by an increase in the Company’s costs related to services and selling, general and administrative costs.

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

•
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

The remaining increase in revenue is from the execution of other new agreements as well as the acquisition of certain subscriber bases from companies which were providing the PERS service. The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts. Additionally, in 2007, the Company entered into an exclusive arrangement with Walgreen to provide the Company’s PERS product which they believe will positively impact the revenues generated from the HSMS services being provided directly to the consumer.

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

•
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

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods increased by approximately $374,000 for the year ended December 31, 2006 as compared to the same period in 2005, an increase of 5%, primarily due to the following:

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

•
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

These costs were offset by a reduction in costs related to repairs and upgrades of its PERS units in the amount of approximately $140,000. As part of this relocation process in the second quarter of 2006, the Company also took the upgrade and repairs of its PERS units in-house. Prior to this relocation, the Company contracted with an outside third party to perform the repairs and upgrades.

TBCS:

Costs related to services and goods increased by approximately $3,285,000 for the year ended December 31, 2006 as compared to the same period in 2005, an increase of 82%, primarily due to the following:

•
With the continued increase in business in its existing telephone answering services (acquired prior to 2005), specifically in its daytime answering service, the Company continued to hire additional telephone answering service supervisors and operators in its Long Island City, New York location, especially in the second half of 2005 as a result of the Company executing agreements with hospital organizations throughout 2005 and into 2006. In addition, in July 2005 the Company initiated a pay rate increase to all its supervisors and operators in an effort to stabilize employee tenure with the Company. These personnel additions along with general pay rate increases and associated payroll taxes has accounted for approximately $430,000 of increased costs as compared to the same period in 2005. As the Company continues to grow its customer base and revenues, it will continue to evaluate personnel levels and determine if additional personnel are necessary.

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

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $3,903,000 for the year ended December 31, 2006 as compared to the same period in 2005, an increase of 39%. The increase is primarily attributable to the following:

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

Liquidity and Capital Resources:

As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable. The term loan is payable in equal monthly principal installments of $50,000 over five years, commencing January 2006.

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

As of December 31, 2007, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility. As of December 31, 2006 the Company was in compliance with the financial covenants in its loan agreement.

The term loans are payable in equal monthly principal payments of $50,000, $41,667 and $26,667, respectively, over five years while the revolving credit line is available through May 2010. The outstanding balance on the term loans and revolving credit line at December 31, 2007 was $4,586,667 and $1,300,000, respectively.

The following table is a summary of the Company’s contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$1,300,000		$1,300,000
Debt (a)	$4,808,735	$1,414,419	$3,394,316
Capital Leases (b)	$74,440	$42,015	$32,425
Operating Leases (c)	$8,704,925	$1,037,260	$2,574,594	$1,581,376	$3,511,695
Purchase Commitments (d)	$1,129,283	$1,129,283
Interest Expense (e)	$561,845	$271,816	$290,029
Acquisition related Commitment (f)	$73,896	$73,896
Total Contractual Obligations	$16,653,124	$3,968,689	$7,591,364	$1,581,376	$3,511,695

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	– Capital lease obligations related to telephone answering service equipment. These capital lease obligations expire in the second quarter of 2009.

(c)
– Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company’s call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease. This lease expires in September 2008.

(d)	– Purchase commitments relate to orders for the Company’s traditional PERS.

(e)	- Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(f)	- Acquisition related commitment involving payments due based on collections of the clinical trial business relating to the American Mediconnect, Inc acquisition in December 2006.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $6.2 and $4.2 million for the years ended December 31, 2007 and 2006, respectively. During 2007, increases in cash provided by operating activities from depreciation and amortization of approximately $4.3 million, net earnings of approximately $1.5 million and an increase in liabilities of approximately 1.1 million were partially offset by an increase in trade receivables of approximately $0.9 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. The increase in liabilities is due to an increase in the purchase of its PERS product not paid for at December 31, 2007, taxes in 2007 and timing of payments of other expenses in the ordinary course of business. The increase in trade receivables is primarily due to the Company consummating acquisitions at the end of 2006 which resulted in increased receivables of $0.4 million through the normal course of business. In addition, the Company has increased its customer base which has resulted in increased receivables.

Net cash used in investing activities for the year ended December 31, 2007 was approximately $5.4 million as compared to $10.6 million in the same period in 2006. The primary component of net cash used in investing activities in 2007 was capital expenditures of approximately $4.5 million. Capital expenditures for 2007 primarily relate to the continued production and purchase of the traditional PERS system. The primary components of net cash used in investing activities in 2006 were the acquisition of telephone answering service businesses and capital expenditures of $6.0 and $3.6 million, respectively.

Cash flows used in financing activities for the year ended December 31, 2007 were $0.7 million while cash flows provided by financing activities for the year ended December 31, 2006 were approximately $4.6 million. The primary component of cash flow used in financing activities in 2007 was the payments of long-term debt of approximately $1.6 million. This was partially offset by proceeds received from the exercise of the Company’s stock options and warrants of approximately $0.4 million and the additional borrowings used under its revolving credit facility of approximately $0.6 million. The primary component of cash flow provided by financing activities in 2006 was proceeds received from additional borrowings of $5.0 million which were primarily used for the acquisition of a telephone answering service.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.75 – $4.25 million for the production and purchase of the traditional PERS systems, and telehealth systems, enhancements to its computer operating systems and the production of its Med-Time pill dispenser (this includes outstanding purchase orders issued to purchase approximately $1.1 million of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product and Med-Time dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.2 - $0.4 million over the next twelve to eighteen months.

As of December 31, 2007 the Company had approximately $0.9 million in cash and the Company’s working capital was approximately $3.6 million.  The Company believes that, with its present cash and with operations of the business generating positive cash flow, the Company can meet its cash, working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $1.3 million was outstanding at December 31, 2007.

Inflation:

The levels of inflation in the general economy have not had a material impact on our Company’s historical results of operations.

Off-Balance Sheet Arrangements:

As of December 31, 2007, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

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

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). AMI is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers and PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which was paid in December 2007. In addition, for the following three years the Company shall pay the seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. For the year ended December 31, 2007, the Company recorded $225,691 of additional purchase price based on PhoneScreen cash receipts of which $73,896 was not paid as of December 31, 2007. The Company also incurred professional fees of approximately $65,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009. The threshold was not met in 2007.

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively "MD OnCall"), providers of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064, and future cash payments of $343,064, which was paid in full as of March 2007. The Company also recorded finder and professional fees of approximately $181,000. A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009. The threshold as of March 31, 2007 was not met.

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and future cash payments of $617,785, which were paid as of December 2006. The Company also recorded professional fees of approximately $62,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings are met as of December 31, 2006, 2007 and 2008. The thresholds were not met as of December 31, 2007 and 2006.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the years ended December 31, 2007, 2006 and 2005, the Company’s revenue from this contract represented 7%, 8% and 12%, respectively, of its total revenue.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The impact of this reduced rate is estimated to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis.

The Company was notified that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that AMAC was the lowest qualified bidder. HRA and AMAC are defending the proceeding. AMAC management believes the claim to be without merit.

As of December 31, 2007 and 2006, accounts receivable from the contract represented 10% and 9%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 13% and 14%, respectively, of medical devices.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2007 of $35,645,265 exceeded the Company’s revenue projections of $35,250,000. The Company’s net income of $1,514,232 for the year ended December 31, 2007 exceeded the projected net income of $1,500,000.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 is effective for years ending after November 15, 2006. The adoption of the provisions of SAB No. 108 did not have a material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “SFAS 141(R),” “Business Combinations,” which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the acquirer recognizes and measures the goodwill acquired in the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or the beginning of the first annual reporting period beginning on or after December 15, 2008.

Critical Accounting Policies:

In preparing the financial statements contained herein, the Company makes estimates, assumptions and judgments that can have a significant impact on our revenue, operating income and net income, as well as on the reported amounts of certain assets and liabilities on the balance sheet.  The Company believes that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on its financial statements due to the materiality of the accounts involved, and therefore, considers these to be its critical accounting policies.  Estimates in each of these areas are based on historical experience and a variety of assumptions that the Company believes are appropriate. Actual results may differ from these estimates.

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $554,000 as of December 31, 2007, which is equal to approximately 9% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $62,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $62,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $185,000.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $145,000.

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,766,194 at December 31, 2007 and $9,532,961 at December 31, 2006.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

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

The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $380,000 and $250,000 for stock-based compensation for the year ended December 31, 2007 and 2006, respectively.

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

Market Risk Disclosure

The Company does not hold market risk-sensitive financial instruments, nor does it trade financial instruments. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At December 31, 2007 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

The financial statements required hereby are located on pages F-1 through F-32. The supplementary data required hereby can be found in Note 14 to the financials statements included as part of this annual report on Form 10-K, on page F-32.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial offer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company

Howard M. Siegel	74	Chairman of the Board, Senior Advisor and Director
Jack Rhian	53	Chief Executive Officer, President and Director
Frederic S. Siegel	38	Executive Vice President and Director
Ronald Levin	73	Director
Yacov Shamash, Ph.D.	58	Director
John S.T. Gallagher	76	Director
Gregory Fortunoff	37	Director
Richard Rallo	43	Chief Financial Officer
Randi Baldwin	39	Senior Vice President – Marketing and Program Development

Information about Directors

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 74, has been the Company's Chairman of the Board and a director for the past five years. Mr. Siegel served as the Company’s Chief Executive Officer until December 31, 2006, at which time he resigned his position and became a Senior Advisor for the Company. Mr. Siegel also served as the Company's President prior to July 2004 and Chief Financial Officer prior to September 1996.

JACK RHIAN, 53, was named the Company’s Chief Executive Officer effective January 1, 2007. He has been a director of the Company since October 2002 and has been the Company’s President since July 2004. Up until January 1, 2007, Mr. Rhian also served as the Chief Operating Officer, and was Executive Vice President from August 2002 and prior to becoming the President. He joined the Company in January 2000 as Vice President and Chief Operating Officer. From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company. From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Ambulance Service. Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services. Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 38, has been a director of the Company since September 1998, and the Company’s Executive Vice President since January 2007. Prior to that he was the Company’s Senior Vice President – Business Development and prior to that served as Vice President of Sales and Marketing for the Company since July 1998. Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company. From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp. Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

RONALD LEVIN, 73, has been a director of the Company since August 2001. He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984. Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen’s Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise. Mr. Levin is currently a licensed stock broker with Investec Ernst & Co. He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 58, has been director of the Company since August 2001. He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992. Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of NetSmart Technologies, a software solutions provider to the healthcare market, since January 2004, and applied DNA Sciences Inc., a provider of DNA encryption for authentication solutions, since March 2006.

JOHN S.T. GALLAGHER, 76, has been a director of the Company since May 2005. He was recently appointed as the Chief Executive Officer of medical center at Stony Brook. He is also the deputy county executive for health and human services in Nassau County, New York. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore—Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services and a director of Netsmart Technologies, a software solutions provider to the healthcare market.

GREGORY FORTUNOFF, 38, has been a director of the Company since April 2006. Mr. Fortunoff is currently a self employed investor. Mr. Fortunoff was a portfolio manager at X Mark Funds, a health care hedge fund, from November 2004 to September 2005. Prior to that, from December 1993 to August 2004, Mr. Fortunoff was a partner and group manager of First New York Securities, an equity trading firm.

Non-Director-Executive Officers

RICHARD RALLO, 43, joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003. From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company. From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations. Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

JOHN ROGERS, 61, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center. He became the Company's Vice President, Operations in July 1993. Additionally, he has been the Secretary of the Company since July 1993. Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

RANDI BALDWIN, 39, is the Company’s Senior Vice President, Marketing and Program Development since January 2007. Prior to that, she was the Company’s Vice President – Marketing and Communications. Ms. Baldwin joined the Company in March 1999 as the Director of Marketing. Prior to joins the Company, she held executive level positions at various advertising agencies in the NY metropolitan area.

Family Relationships

There are no family relationships between any of the directors, executive officers or significant officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel. Howard M. Siegel is the father of Frederic S. Siegel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates. Based solely upon the review of the Forms 3 and 4 and amendments thereto furnished to the Company, there was one late report for one transaction that was not reported on a timely basis during fiscal year 2007. Ronald Levin, a director of the Company, filed a Form 4 on October 9, 2007 for a transaction that occurred on October 4, 2007. The Company knows of no other failure to timely file a required Form by any person required to do so.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees. The Code of Ethics is available to any person without charge upon written request to the Company’s Chief Executive Officer at 36-36 33rd Street, Long Island City, NY 11106.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors

Since the Company’s most recent quarterly report, there have been no changes to the procedures by which security holders may recommend nominees to Board of Directors of the Company.

Audit Committee

The Company’s Board of Directors has a separate audit committee. The Audit Committee currently consists of Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff, each of whom are independent directors as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards and in Rule 10A-3 of the Securities Exchange Act of 1934.

The Board of Directors has determined that Mr. Gallagher meets the standard of an "audit committee financial expert," as defined by SEC regulations. Mr. Gallagher is independent, as independence for audit committee members is defined in Rule 4200(a) of the Nasdaq Stock Market's Marketplace Rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Policy

The Company's Compensation Committee is responsible for establishing, implementing, and monitoring the Company's compensation strategy and policy and reviewing and recommending for the approval of the full Board of Directors the compensation for the named executive officers of the Company. Among its principal duties, the Compensation Committee ensures that the total compensation of the named executive officers is fair, reasonable and competitive. For purposes herein, “named executive officers” shall have the meaning given to such term in the Summary Compensation Table.

Objectives and Policies of Compensation

The primary objective of the Company's compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about the Company's mission and products. The policy is designed to reward the achievement of specific annual and long-term strategic goals, aligning executive remuneration with company growth and shareholder value. In addition, the Board of Directors strives to promote an ownership mentality among key managers.

Setting Executive Compensation

The compensation policy is designed to reward the named executive officers based on both individual and Company performance. In measuring named executive officers' contribution to the Company, the Compensation Committee considers numerous factors including the named executive officer’s individual efforts, Company's growth and financial performance as measured by revenue and earnings before interest and taxes of named executive officers among other key performance indicators.

Regarding most compensation matters, management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in recommending compensation of executive officers to the Board of Directors. The Compensation Committee periodically engages outside compensation consultants with respect to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of the Company's common stock is subject to a variety of factors outside of management's control. The Company does not subscribe to an exact formula for allocating between cash and non-cash compensation or allocating between incentive or performance based compensation and non-performance compensation, each of which is determined on a case by case basis, balancing the need to offer competitive base salaries, with the goal of incentivizing executives to contribute to the Company’s growth. A portion of total compensation for each named executive officer, other than compensation for the Chief Financial Officer and the Senior Vice President, Marketing and Program Development, is performance-based, taking into consideration the nature of each executive’s position and the opportunity to contribute to realizing the Company’s performance targets. Historically, the majority of the performance based compensation for executives has been in the form of equity incentives in order to better align the goals of executives with the goals of shareholders.

Elements of Company's Compensation Plan

The principal components of compensation for the Company's named executive officers are:

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

Salary levels are typically evaluated annually as part of the Company's performance review process, as well as upon a promotion or other change in job responsibility, but are usually set at the time of execution of the applicable employment contracts. Employment contracts for named executive officers range between 2-5 years in length and usually provide for a graduated increase in base salary.

Non Performance-Based Stock Compensation

As part of executing employment agreements with its named executive officers, the Company granted stock options and stock grants to its named executives. The stock grant shares vest over time, subject to the condition that the executive is employed by the Company at particular yearly intervals. These grants are made to encourage longevity of service and to provide the executives with an ownership interest in the Company. The amount of shares granted is determined based on revenue and EBIT thresholds.

The majority of the stock options granted by the Board of Directors vest immediately and have terms anywhere from five to ten years. Vesting and exercise rights cease 90 days after the termination of employment for executives. Prior to the exercise of an option, the holder has no rights as a shareholder, including voting rights, with respect to the shares subject to such option.

Performance-Based Incentive Stock Compensation

The Company’s stock and option plans give the Compensation Committee the ability to design stock-based incentive compensation programs to promote high performance and achievement of corporate goals, encourage the growth of shareholder value and allow key employees to participate in the long-term growth and profitability of the Company.

For stock-based programs, the Compensation Committee may recommend granting to participants stock, stock options and stock appreciation rights, which are the only non-cash incentives currently approved by the shareholders of the Company. In granting these stock, stock options and stock appreciations rights, the Compensation Committee recommends parameters such as vesting schedules and terms of the grants.

Equity award levels are determined based on the Company’s assessment of the named executive officer's contribution to the achievement of the Company’s performance targets, and vary among executives based on their positions within the Company. These awards are granted or approved at the Board of Directors’ regularly or special scheduled meeting. Stock options are awarded at the closing price of the Company's Common Stock as reported by NADSAQ on the date of the grant.

Equity awards to executives are generally granted or determined at the time of the execution of the applicable employment agreement.

Individual Compensation Considerations

With respect to each of the named executive officers, in additional to the general considerations described above, the Compensation Committee evaluated the following criteria in determining such executive's compensation structure:

Howard M. Siegel

In 2006, the Compensation Committee based its recommendations with respect to Mr. Siegel’s compensation, who was the long time Chief Executive Officer, based on Mr. Siegel's anticipated resignation from such position effective as of January 1, 2007, and increasingly reduced role in the management of the operations of the Company. The Compensation Committee recommended that Mr. Siegel be employed as Senior Adviser and devote his full time to the Company for one year, with a reduced time commitment over the final two years of a three year employment contract. As a result, the Compensation Committee recommended that Mr. Siegel's base salary be reduced, in each of the three years covered by his employment agreement in light of the reduced role and time commitment expected of Mr. Siegel. The Compensation Committee also believed that Mr. Siegel’s continued contributions to the Company in his new role were important and could impact the Company’s overall performance and, therefore, recommended that equity incentive compensation be awarded based on performance targets related to the overall performance of the Company and based on Mr. Siegel's contribution to the achievement of such targets. In recommending the specific performance criteria, the committee determined that the award should primarily be based on earnings before interest and taxes (“EBIT”), which it believes is the best indicator of the Company’s overall performance.

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

Frederic S. Siegel

In 2007, the Compensation Committee recommended that Mr. Siegel's pay structure, who is the Executive Vice President, be comprised of a (i) base salary, (ii) performance based stock compensation and (iii) non-performance stock compensation. Due to Mr. Siegel’s overall responsibility for the operating results of the Company's HSMS segment, including delivery of top line and pre-tax profit, the Compensation Committee believed that a portion of his compensation should be based on Company performance targets. As part of this structure, the Compensation Committee also recommended to reduce the base salary earned by Mr. Siegel over the past two years in order to appropriately balance the allocation between performance based and non-performance based compensation. In recommending the specific performance criteria, the Compensation Committee determined that the performance incentives should be broken out into three areas; (i) HSMS revenue growth, (ii) HSMS EBIT growth and (iii) total Company EBIT growth, with the majority of the performance incentive being weighted towards the first two criteria. In addition, to provide incentive to Mr. Siegel to remain with the Company, the Compensation Committee recommended compensating Mr. Siegel with non-performance shares which would vest annually over his employment agreement. This recommendation is currently being evaluated by the Board of Directors.

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

Richard Rallo

In 2005, the Compensation Committee recommended that Mr. Rallo’s pay structure, who is the Chief Financial Officer, be comprised of a base salary and non-performance stock compensation. Due to his unique position as Chief Financial Officer, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Mr. Rallo’s pay structure. In addition, to provide incentive to Mr. Rallo to remain with the Company, the Compensation Committee recommended compensating Mr. Rallo with non-performance shares which would vest annually over his employment agreement.

In determining the structure of Mr. Rallo’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.
•	A review of compensation packages with comparable companies.
•	Use of an outside third party consultant

Randi Baldwin

In 2006, the Compensation Committee recommended that Ms. Baldwin’s pay structure, who is the Senior Vice President, Marketing and Program Development, be comprised of a base salary and non-performance stock option compensation. Due to her position as Senior Vice President, Marketing and Program Development, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Ms. Baldwin’s pay structure.

In determining the structure of Ms. Baldwin’s compensation, the Compensation Committee considered the following metrics:

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

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the year ended December 31, 2007, 2006 and 2005 with respect to our Chief Executive Officer and Chief Financial Officer, our Senior Advisor, and two other of our most highly compensated executive officers for such period (the “named executive officers”).

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)			All Other Compen- sation ($)		Total ($)
Howard Siegel,	2007	$300,000	-		-		$1,459	(2)	$301,459
Senior Advisor	2006	$347,288	-		-		$1,441	(2)	$348,729
	2005	$330,750					$1,296	(2)	$332,046

Jack Rhian, President and	2007	$260,000	-		$98,935	(7)	$13,558	(3)	$372,493
Chief Executive Officer	2006	$240,000	-		$168,000		$13,463	(3)	$421,463
	2005	$220,000	-	$			$10,199	(3)	$230,199

Frederic Siegel, Executive	2007	$190,000	$5,253		$86,538		$12,046	(4)	$293,837
Vice President	2006	$200,000	-		-		$12,000	(4)	$212,000
	2005	$200,000					$12,046	(4)	$212,046

Richard Rallo,	2007	$185,000	-		$41,390		$10,708	(5)	$237,098
Chief Financial Officer	2006	$170,000	$5,000		$20,000		$10,686	(5)	$205,686
	2005	$145,000	-	$			$6,903	(5)	$151,903

Randi Baldwin, Senior Vice President,	2007	$141,167	$10,100		$21,390		$9,247	(6)	$181,904
Marketing and Program Development	2006	$127,500	-		$7,500		$7,200	(6)	$142,200
	2005	$111,458	-				$7,200	(6)	$118,658

(1)
The amounts in the “Stock Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock grants for the fiscal year ended December 31, 2007 and 2006 in accordance with SFAS 123R. The assumptions we used to calculate these amounts are discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Includes employer 401(k) contribution of $1,459, $1,441 and $1,296 for 2007, 2006 and 2005, respectively.
(3)	Includes auto stipend of $12,000, $12,000 and $8,976 for 2007, 2006 and 2005 and employer 401(k) contribution of $1,558, $1,463 and $1,223 in 2007, 2006 and 2005, respectively.
(4)	Includes auto stipend of $11,400 for 2007, 2006 and 2005 and employer 401(k) contribution of $646, $600 and $646 in 2007, 2006 and 2005, respectively.
(5)	Includes auto stipend of $9,600 for 2007 and 2006 and $6,000 for 2005 and employer 401(k) contribution of $1,086, $1,086 and $903 in 2007, 2006 and 2005, respectively.
(6)	Includes auto stipend of $8,400, $7,200 and $7,200 for 2007, 2006 and 2005 and employer 401(k) contribution of $847 in 2007.
(7)	In December 2007, Mr. Rhian forfeited 6,000 bonus shares that had been earned based upon Company performance, which bonus shares had a value on the date of the grant of $36,000.

GRANTS OF PLAN-BASED AWARDS

The following table provides information on stock options, stock units and performance stock units granted in 2007 to each of our named executive officers. There can be no assurances that the Grant Date Fair Value of Stock and Option Awards will ever be realized. The amount of these awards that were expensed is shown in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards Number Of Shares		Grant Date Fair Value
Name	Grant Date	Thresh- Old (#)	Target (#)		Maxi- Mum (#)	Thresh- Old (#)		Target (#)		Maxi- Mum (#)		of Stock or Units (#)		Of Stock and Option Awards(1)
Howard Siegel		-	-		-	-		-		-		-		-

Jack Rhian		-	-		-	-		-		-		-		-

Frederic Siegel	5/24/07	-	-		-	-		-		-		22,000	(2)	$177,100
	5/24/07	-	$21,012	(7)	-	2,000	(3)	21,000	(4)	46,000	(5)			$370,300

Richard Rallo	12/27/07	-	-		-	-		-		-		3,000	(6)	$21,390

Randi Baldwin	12/27/07	-	-		-	-		-		-		3,000	(6)	$21,390

(1)
The amounts in the “Grant Date Fair Value of Stock and Stock Option Awards” column reflect the grant date fair value of the applicable award as of the date of grant as determined in accordance with SFAS 123R. The assumptions we used to calculate these amounts are discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 and 2006.

(2)	Represents stock granted subject to repurchase rights. The repurchase right lapse with respect to 5,500 shares each on December 31, 2007, 2008, 2009 and 2010.
(3)
Represents the minimum amount of shares (500) that may be earned in each year ending December 31, 2007, 2008, 2009 and 2010, based on the Company's EBIT for the HSMS segment increasing by 5% year over year for each such period.

(4)	Represents the total number of shares to assuming the Company's overall EBIT growth is equal to the growth experienced in 2007. 5,250 shares were earned for the year ended December 31, 2006.
(5)	Represents the total number of shares that can be awarded under the executive's employment agreement if all of the highest performance thresholds are met.
(6)	Represents stock grants awarded on December 27, 2007.
(7)
Mr. Siegel’s non-equity incentive award provides for a single estimated payout, comprised of a component related to HSMS revenue and a component related to HSMS EBIT. Since the target is not currently determinable, except for fiscal year 2007, the target amount set forth on the table includes a representative amount for fiscal years 2008, 2009 and 2010, respectively, based on the Company’s fiscal year 2007 performance. In 2007, Mr. Siegel received $5,253. The terms of the award are as follows. For the component related to HSMS revenue, Mr. Siegel is entitled to receive in 2008, 2009 and 2010, respectively, as follows: a cash bonus equal to one of the following percentages of the dollar amount of the yearly revenue growth in excess of 7% in the Company’s HSMS segment - (i) 2%, if the HSMS revenue grows by more than 7% but less than 10%; (ii) 3%, if the HSMS revenue grows by 10% or more but less than 13%; (iii) 4.25%, if the HSMS revenue grows by 13% or more but less than 16%; (iv) 5.75%, if the HSMS revenue grows by 16% or more but less than 19%; or (v) 7.5%, if the HSMS revenue grows by 19% or more. For the component related to HSMS EBIT, Mr. Siegel is entitled to receive in 2008, 2009 and 2010, respectively, as follows: a cash bonus equal to one of the following percentages of the Company’s EBIT from the HSMS segment - (a) 2%, if the HSMS EBIT equals 5% or more but less than 6% of the HSMS revenues for such year; (b) 2.5%, if the HSMS EBIT equals 6% or more but less than 7% of the HSMS revenues for such year; (c) 3.0%, if the HSMS EBIT equals 7% or more but less than 8% of the HSMS revenues for such year; (d) 3.5%, if the HSMS EBIT equals 8% or more but less than 9% of the HSMS revenues for such year; (e) 4.0%, if the HSMS EBIT equals 9% or more but less than 10% of the HSMS revenues for such year; or (f) 4.5%, if the HSMS EBIT equals 10% or more of the HSMS revenues for such year.

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

In connection with his employment agreement, Mr. Siegel will be granted, subject to a determination by the Board of Directors of Mr. Siegel’s contribution to the Company’s performance, the following bonus compensation grants of up to 23,500 shares based on earnings before deduction of interest and taxes (“EBIT”), as set forth in our audited financial statements for the applicable fiscal year, meeting or exceeding the EBIT performance goals as follows: (i) for 2007, 6000 shares if we achieve 15% year over year earnings before deduction of interest and taxes ("EBIT") growth (over 2006 results), plus a proportional number of additional shares for each 1% above 15%, up to a maximum of 10,000 shares in the aggregate on 25% EBIT growth; (ii) for 2008, 4,500 shares if we achieve 15% year over year EBIT growth (over 2007 results), plus a proportionate number of additional shares, for each 1% above 15%, up to a maximum of 7,500 shares in the aggregate on 25% EBIT growth and (iii) for 2009, 3,600 shares if we achieve 15% year over year EBIT growth (over 2008 results) plus a proportional number of additional shares for each 1% above 15%, up to a maximum of 6,000 shares in the aggregate on 25% EBIT growth.

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

In 2007, no shares were awarded by the Board of Directors to Mr. Siegel in connection with any of the foregoing arrangements.

On November 11, 2005, we entered into an employment agreement with Jack Rhian, whereby he is employed for a period of five years beginning on January 1, 2006 as our President and Chief Operating Officer. Subsequently, effective January 1, 2007, Mr. Rhian was appointed as our Chief Executive officer. Mr. Rhian’s employment agreement provides for the following base salary amounts: $240,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $260,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; $280,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008; $300,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; and $300,000 per annum, for the period beginning January 1, 2010 and ending December 31, 2010.

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

For the fiscal year ended December 31, 2007 and 2006, our EBIT growth was 22% and 36%, respectively and our year over year revenue growth for 2007 and 2006 exceeded 115% and therefore, Mr. Rhian is entitled to 12,500 bonus shares in 2007. On December 27, 2007, Mr. Rhian elected to forfeit 6,000 of these shares. Mr. Rhian was entitled to and was issued 18,000 bonus shares in 2006.

In the event that Mr. Rhian should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we may terminate the his employment agreement after the expiration of such period.

On May 29, 2007, we entered into a four year employment agreement, commencing as of January 1, 2007, pursuant to which Mr. Frederic Siegel is employed as our Executive Vice President. Under the terms of the agreement, Mr. Siegel will be paid a base salary of $190,000 in 2007, $200,000 in 2008, $210,000 in 2009 and $220,000 in 2010. Mr. Siegel will also be granted 5,500 shares of our common stock for each year of service under the agreement as a retention bonus. In addition, Mr. Siegel will be eligible to receive additional bonuses payable in cash and shares of our common stock based on certain revenue and earnings before deduction of interest and taxes (“EBIT”) targets, as set forth below:

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

To the extent that the number of shares earned pursuant to paragraph (ii) and (iii) above exceed 37,500 (the number of shares in the Company’s 2005 Incentive Plan currently reserved for Mr. Siegel’s performance based grants), the grant of any such excess shares shall be subject to shareholder approval prior to issuance.

For the fiscal year ended December 31, 2007, our HSMS segment revenue grew 8.7 percent; therefore, Mr. Siegel is entitled to a cash bonus of $5,253. Additionally, for the fiscal year ended December 31, 2007 our EBIT growth was 22%; therefore, Mr. Siegel is entitled to 5,250 bonus shares in 2007. However, based on agreed to methodologies, the EBIT target for HSMS was not realized in 2007 and Mr. Siegel is not entitled to a cash bonus or bonus shares in 2007 in connection with the EBIT target for HSMS.

In the event that Mr. Siegel should become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, the Company may terminate the employment agreement after the expiration of such period.

On January 20, 2006, we entered into an employment agreement with Richard Rallo, whereby he is employed for a period of three years, beginning on January 1, 2006, as our Chief Financial Officer. Mr. Rallo’s employment agreement provides for the following base salary amounts: $170,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $185,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; and $200,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008. Mr. Rallo’s employment agreement is only terminable upon certain specified events constituting cause, and in certain circumstances upon a change in control. In addition, Mr. Rallo received a $5,000 cash bonus in connection with the execution of his employment agreement.

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

On November 15, 2006, we entered into an employment agreement with Randi Baldwin, whereby she is employed for a period of three years, beginning on November 1, 2006, as our Vice President, Communications and Marketing. Ms. Baldwin’s employment agreement provides for the following base salary amounts: $140,000 per annum, for the period beginning November 1, 2006 and ending October 31, 2007; $147,000 per annum, for the period beginning November 1, 2007 and ending October 31, 2007; and $155,000 per annum, for the period beginning November 1, 2008 and ending October 31, 2008. Ms. Baldwin’s employment agreement is only terminable upon certain specified events constituting cause, and in certain circumstances upon a change in control.

As part of this agreement, Ms. Baldwin was also granted 7,500 stock options as a one-time sign on award. The stock option grant was awarded on November 15, 2006 at the value of the Company’s common stock on the close of business on November 15, 2006.

In the event that Ms. Baldwin should become disabled and be unable to perform her duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we may terminate her employment agreement after the expiration of such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the number of shares covered by exercisable and unexercisable stock options and stock grants held by our named executive officers on December 31, 2007.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Howard Siegel	8,500	$2.519	1/27/08

Jack Rhian				30,000	$210,900	72,000	$506,160
	50,000	$2.00	1/31/08
	4,343	$2.87	12/31/11
	30,000	$3.25	1/30/12
	25,000	$3.50	1/30/13
	25,000	$4.00	1/30/14
	3,856	$2.30	8/12/12
	5,000	$2.29	1/27/13

Frederic Siegel				16,500	$115,995	34,500	$242,535
	25,000	$2.87	12/31/11
	8,252	$2.87	12/31/11
	4,827	$2.30	8/12/12
	6,400	$2.29	1/27/13
	13,917	$1.98	4/08/13
	65,530	$4.24	5/27/14

Richard Rallo				4,000	$28,120
	5,088	$2.87	12/31/11
	10,000	$3.25	1/30/12
	3,038	$2.30	8/12/12
	3,800	$2.29	1/27/13
	10,000	$2.00	2/01/08
	30,000	$2.50	11/14/13
	5,000	$4.24	5/27/14
	25,000	$5.96	12/07/10

Randi Baldwin	1,845	$2.87	12/31/11
	25,000	$3.64	3/12/12
	2,135	$2.30	8/12/12
	2,200	$2.29	1/27/13
	4,000	$3.98	3/25/14
	12,500	$6.20	12/29/10
	7,500	$6.09	11/14/11

(1)	All stock options were fully vested at December 31, 2007.
(2)
The stock grants for Mr. Rhian and Mr. Siegel vest on a yearly basis on each December 31 at 10,000 and 5,500 shares, respectively, per year for the next three years. The stock grants for Mr. Rallo vest on December 31, 2008.

(3)	Based on the closing market price of the Company's common stock at the end of the last completed fiscal year ($7.03), multiplied by the number of shares reported.
(4)
Mr. Rhian may earn up to a potential maximum of 18,000 shares per year based on certain performance criteria as described in the Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards. Mr. Siegel may earn to a potential maximum of 11,500 shares per year based on certain performance criteria as described in the Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on stock option exercises and vesting of stock grants with respect to each of our named executive officers during the fiscal year ended December 31, 2007.

2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Howard Siegel	27,942	$100,173	-	-
Jack Rhian			10,000	$70,300
			18,000	$107,820
Fred Siegel			5,500	$38,665
Rich Rallo	5,000	$10,000	6,500	$45,995
Randi Baldwin			3,000	$21,390

(1)	Based on the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	Based on the market value of the shares on the day of vesting.

Potential Payment Upon Termination or Change-in-Control

Unless Mr. Rhian is terminated for cause (as defined in his employment agreement), in the event that we do not offer Mr. Rhian to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as his current employment agreement to begin immediately following the expiration of his current employment agreement, Mr. Rhian shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of his current employment agreement.

In the event of his death during the term of the employment agreement, Mr. Rhian’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in his employment agreement) and Mr. Rhian’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rhian will be entitled to a lump sum cash payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement. Had such termination occurred on December 31, 2007, Mr. Rhian would have been entitled to receive a $669,760 payment as a result of such termination.

Unless Mr. Frederic Siegel is terminated for cause (as defined in his employment agreement), in the event that the Company does not offer Mr. Siegel to enter into a written employment agreement with terms and conditions no less favorable that substantially the same terms and conditions as his current employment agreement to begin immediately following the expiration of his current employment agreement, Mr. Siegel shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of his current employment agreement.

In the event of his death during the term of the employment agreement, Mr. Siegel’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In addition, in the event there is a change in control (as defined in his employment agreement) and Mr. Siegel’s employment with us is terminated within 180 days following such change in control without cause or through constructive termination, Mr. Siegel will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under his employment agreement. Had such termination occurred on December 31, 2007, Mr. Siegel would have been entitled to receive a $570,375 payment as a result of such termination.

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

In addition, in the event there is a change in control (as defined in the Mr. Rallo’s employment agreement) and Mr. Rallo’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rallo will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement. Had such termination occurred on December 31, 2007, Mr. Rallo would have been entitled to receive a $460,460 payment as a result of such termination.

Unless Ms. Baldwin is terminated for cause (as defined in her employment agreement), in the event that we do not offer Ms. Baldwin to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as her current employment agreement to begin immediately following the expiration of her current employment agreement, Ms. Baldwin shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of her current employment agreement.

In the event of her death during the term of his employment agreement, Ms. Baldwin’s estate or such other person as she designated will be entitled to receive her base salary for a period of one year from the date of her death.

In addition, in the event there is a change in control (as defined in the Ms. Baldwin’s employment agreement) and Mr. Baldwin’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Ms. Baldwin will be entitled to the greater of (i) an amount equal to the remainder of Ms. Baldwin’s salary which would be payable through the expiration of her employment agreement or (ii) an amount equal to twelve (12) months of the salary in effect under this agreement at the time of such termination. Had such termination occurred on December 31, 2007, Ms. Baldwin would have been entitled to receive a $269,500 payment as a result of such termination.

DIRECTOR COMPENSATION

The table below shows the annual compensation for the Company’s non-employee directors during 2007.

Name	Fees Earned or Paid In Cash($)	Stock Awards(1) ($)	Option Awards ($)	Total ($)
Ronald Levin	-	$34,047	-	$34,047
Yacov Shamash, Ph.D.	-	$34,047	-	$34,047
James LaPolla	-	-	-	$-
John S.T. Gallagher	-	$34,047	-	$34,047
Gregory Fortunoff	-	$28,794	-	$28,794

(1)
Represents the compensation expense recognized for the fiscal year ended December 31, 2007 in accordance with SFAS 123R for restricted stock awards granted as long-term incentives pursuant to our Equity Compensation Plan.

(2)	Mr. LaPolla, while serving on the Board of Directors from January 1, 2007 to April 3, 2007, waived his compensation.
(3)	Mr. Fortunoff’s compensation reflects his membership on fewer committees of the Board of Directors than Mr. Levin, Mr. Shamash and Mr. Gallagher.

Narrative Disclosure to Directors Compensation Table

We do not compensate our Directors who are also employees for their service as Directors. Our non-employee Directors receive restricted stock for their service as Directors, as determined on a yearly basis by our Board of Directors.

In April 2007, the Company’s Board of Directors adopted a new compensation plan for its non-employee directors. Under the new plan, each non-employee director will receive quarterly stock grants, in lieu of cash payments which existed under the prior plan. Each non-employee director will receive common stock ranging in value from $15,000 up to $24,000 per year, depending on the number of committee memberships, to be granted for each quarter of service, based on the closing price of the stock at the end of the relevant quarter.

In addition, each non-employee Director was granted 1,018 restricted shares of common stock upon their election at the annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

Each of Mr. LaPolla, Mr. Shamash, Mr. Levin and Mr. Gallagher served as members of the compensation committee during 2007, none of which (i) was during such fiscal year, an officer or employee of the Company, (ii) formerly an officer of the Company, or (iii) had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

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
John S.T. Gallagher

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2007, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the Company’s Equity Compensation Plans as at December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	972,773	(1)	$4.17	(2)	456,573
Equity Compensation plans not approved by security holders	-		-		-

(1)	This amount includes 922,273 shares subject to outstanding stock options and 50,500 shares subject to future vesting measures.
(2)	This amount combines the shares subject to outstanding stock options at a weighted average price of $4.01 and the shares subject to future vesting measures at a weighted average price of $7.03.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 21, 2008, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the named executive officers in the Summary Compensation Table and (d) all directors and named executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

	Name and Address	Amount and Nature of		Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership		Class(2)

Common Stock	Howard M. Siegel	1,106,731		11.8%

Common Stock	Ronald Levin	176,104	(3)	1.9%
	184 Greenway Road
	Lido Beach, NY 11561

Common Stock	John S.T. Gallagher	25,504	(4)	*
	26 Woodfield Road
	Stony Brook, NY 11790

Common Stock	Frederic S. Siegel	381,126	(5)	4.0%

Common Stock	Yacov Shamash, Ph.D.	53,104	(6)	*
	7 Quaker Hill Road
	Stony Brook, NY 11790

Common Stock	Jack Rhian	327,853	(7)	3.5%

Common Stock	Richard Rallo	119,926	(8)	1.3%

Common Stock	Randi Baldwin	58,351	(9)	*

Common Stock	Gregory Fortunoff	805,259	(10)	8.2%
	200 East 72nd Street
	New York, NY 10021

Common Stock	Discovery Group	861,418		9.2%
	191 North Wacker Drive
	Suite 1685
	Chicago, IL 60606

	All directors and named executive	3,053,958	(11)	31.0%
	officers as a group
	(10 persons)

(1)	Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.
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

(3)	Includes 40,000 shares subject to currently exercisable stock options. Includes 15,200 shares owned by Mr. Levin's wife, to which Mr. Levin disclaims beneficial ownership.
(4)	Consists of 20,000 shares subject to currently exercisable stock options.
(5)	Includes 123,926 shares subject to currently exercisable stock options.
(6)	Includes 40,000 shares subject to currently exercisable stock options.
(7)	Includes 93,199 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.
(8)	Includes 81,926 shares subject to currently exercisable stock options.
(9)	Includes 55,180 shares subject to currently exercisable stock options.
(10)	Includes 10,000 shares subject to currently exercisable stock options. Includes 10,700 shares owned by Mr. Fortunoff's son, for which Mr. Fortunoff is the custodian.
(11)	Includes currently exercisable options indicated in notes (3), (4), (5), (6), (7), (8), (9), (10) and (11).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company's executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York. On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor. In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "Lease") and subsequently extended through September 2008. The Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses.

Howard M. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him. In July 2002, the amount owned by Mr. Siegel, plus accrued interest, was converted into a term promissory note. The term promissory note bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 1, 2009. The amounts outstanding at December 31, 2007 and 2006 were $48,071 and $73,713, respectively.

Review, Approval or Ratification of Transactions with Related Persons

The Compensation Committee has an established procedure for reviewing and recommending for approval to the Board of Directors any compensation-related transaction with a related party that would require disclosure under Item 404 of Regulation S-K. The Audit Committee has an established procedure for reviewing and recommending for approval to the Board of Directors any noncompensation-related transaction with a related party that would require disclosure under Item 404 of Regulation S-K. All of the members of the Compensation Committee and the Audit Committee are independent as defined in Rule 4200(a) of the Nasdaq Stock Market's Marketplace Rules.

Family relationships

The Company employs Howard M. Siegel as Senior Advisor. In 2007, he earned compensation of $301,459. Howard M. Siegel is the father of Frederic S. Siegel.

The Company employs Frederic S. Siegel as Executive Vice President. In 2007, he earned compensation of $293,837. Frederic S. Siegel is the son of Howard M. Siegel.

The Company employs Joy Siegel as Vice President of Provider Relations. In 2007, she earned compensation of $97,167. Joy Siegel is the daughter of Howard M. Siegel and the sister of Frederic S. Siegel.

Director Independence

Each of the following Directors of the Company is independent as defined in Rule 4200(a) of the Nasdaq Stock Market's Marketplace Rules: Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff. All of the members of the Board of Directors' Audit Committee and Compensation Committee meet the applicable independence requirements.

Item 14.	Principal Accounting Fees and Services

The firm of Margolin, Winer & Evens, LLP has served as the independent auditors of the Company since 1995. The Audit Committee of the Board of Directors has appointed Margolin, Winer & Evens, LLP to continue as the independent auditors of the Company for the fiscal year ending December 31, 2007 and 2006. In addition, the Company engaged Eisner LLP to perform an evaluation of its internal controls under Sarbanes Oxley Section 404.

	Fiscal Year Ended
	December 31, 2007	December 31, 2006

Audit Fees (a)	$238,000	$195,000
Audit-Related Fees (b)	55,000	45,900
Total Audit and Audit-Related Fees	$293,000	$240,900
Tax Fees (c)	58,000	50,000
All Other Fees (d)	172,713	-

Total Fees	$523,713	$290,900

(a)	Audit fees include the audit of the Company’s annual consolidated financial statement and review of the quarterly consolidated financial statements.

(b)	Audit-related fees include services for employee benefit plan audits, due diligence relating to acquisition transactions and consultations concerning financial accounting and reporting.

(c)	Tax fees include services for the preparation of Company’s tax returns.

(d)	Other fees include fees incurred for an evaluation of the Company’s internal controls under Sarbanes Oxley Section 404 and other tax related matters.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Margolin, Winer & Evens, LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions. In 2007, the Audit Committee pre-approved all Audit-Related Fees, Tax Fees and All Other Fees paid to Margolin, Winer & Evens, LLP.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial	1. Financial Statements:
	Statements	Report of Independent Registered Accounting Firm
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

3(a)(ii)	Certificate of Amendment to the Company’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

3(b)*	Amended and Restated By-Laws of Company, as further amended.

3(c)	Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).

3(d)	Certificate of Incorporation of HCI Acquisition Corp. (Incorporated by reference to Exhibit 3(d) of the Company’s Form 10-KSB for the year ended December 31, 2000).

3(e)	Certificate of Incorporation of Live Message America Acquisition Corp. (Incorporated by reference to Exhibit 3(e) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004)

3(f)	Certificate of Incorporation of North Shore Answering Service, Inc. (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(g)	Certificate of Incorporation of Answer Connecticut Acquisition, Corp. (incorporated by reference to Exhibit 3(g) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(h)	Certificate of Incorporation of MD OnCall Acquisition Corp. (incorporated by reference to Exhibit 3(h) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(i)	Certificate of Incorporation of American Mediconnect Acquisition Corp. (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K for the year ended December 31, 2006)

4.1
Stock and Warrant Purchase Agreement, dated as of March 27, 2002, between the Company and certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

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

10(c)(iii)+	Employment Agreement, dated as of December 28, 2006, between the Company and Frederic Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 30, 2007)

10(c)(iv)+	Stock Purchase Agreement, dated as of December 31, 2007, between the Company and Frederic Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2008)

10(d)(i)+	Employment Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 26, 2006).

10(d)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 26, 2006).

10(e)+	Employment Agreement dated December 28, 2006 between the Company and Randi Baldwin. (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2006)

10(f)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

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

10(t)(iv)
Amendment to Credit Agreement dated March 16, 2006, between the Company and the Bank of New York. (Incorporated by reference to Exhibit 10(t)(iv) to the Company’s Form 10-KSB for the year ended December 31, 2005)

10(t)(v)
Amendment to Credit Agreement dated December 22, 2006, between the Company and JPMorgan Chase. (Incorporated by reference to Exhibit 10(tv) of the Company’s Form 10-K for year ended December 31, 2006).

10(t)(vi)*	Amendment to Credit Agreement dated April 30, 2007, between the Company and JPMorgan Chase.

10(t)(vii)*	Amendment to Credit Agreement dated November 9, 2007, between the Company and JPMorgan Chase.

10(t)(viii)*	Amendment to Credit Agreement dated March 27, 2008, between the Company and JPMorgan Chase.

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

10(x)(i)	Asset Purchase Agreement dated September 28, 2005, with WMR Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 4, 2005).

10(x)(ii)	Asset Purchase Agreement dated December 9, 2005, with Answer Connecticut, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 14, 2005).

10(x)(iii)
Asset Purchase Agreement dated March 10, 2006, with Capitol Medical Bureau, Inc. and MD OnCall, LLC. (Incorporated by reference to Exhibit 10(x)(iii) to the Company’s Form 10-KSB for the year ended December 31, 2005)

10(x)(iv)
Asset Purchase Agreement dated December 22, 2006, with American Mediconnect, Inc. and PhoneScreen, Inc. (Incorporated by reference to Exhibit 10 (xiv) of the Company’s Form 10-K for year ended December 31, 2006).

21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Company’s Form 10-K for year ended December 31, 2006).

23.1*	Consent of Margolin, Winer & Evens, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

By:	/s/Jack Rhian
Jack Rhian
Chief Executive Officer and President
Dated: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board	March 31, 2008
Howard M. Siegel	and Director

/s/ Jack Rhian	Chief Executive Officer	March 31, 2008
Jack Rhian	and President

/s/ Ronald Levin	Director	March 31, 2008
Ronald Levin

/s/John S.T. Gallagher	Director	March 31, 2008
John S.T. Gallagher

/s/ Frederic S. Siegel	Executive Vice President	March 31, 2008
Frederic S. Siegel	and Director

/s/ Yacov Shamash	Director	March 31, 2008
Dr. Yacov Shamash

/s/ Gregory Fortunoff	Director	March 31, 2008
Gregory Fortunoff

/s/ Richard Rallo	Chief Financial Officer	March 31, 2008
Richard Rallo

AMERICAN MEDICAL ALERT CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2007, 2006 and 2005

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3 and F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-32

Schedule II - Valuation and Qualifying Accounts	F-33

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ Margolin, Winer & Evens, LLP
Garden City, New York
March 31, 2008

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006
ASSETS

Current Assets:
Cash	$911,525	$856,248
Accounts receivable (net of allowance for doubtful accounts of $554,000 in 2007 and $547,000 in 2006)	5,655,286	4,920,950
Notes receivable	26,954	25,642
Inventory	552,736	313,851
Prepaid income taxes	309,260	434,631
Prepaid expenses and other current assets	941,601	860,863
Deferred income taxes	275,000	239,000

Total Current Assets	8,672,362	7,651,185

Fixed Assets - at cost:
Medical devices	19,003,292	17,350,168
Monitoring equipment	3,322,049	2,864,310
Furniture and equipment	2,536,993	2,454,499
Leasehold improvements	1,073,283	1,009,178
Automobiles	271,542	275,712
Construction in progress	66,010	-
	26,273,169	23,953,867
Less accumulated depreciation and amortization	15,473,856	14,645,955

	10,799,313	9,307,912

Other Assets:
Long-term portion of notes receivable	21,117	48,071
Intangible assets (net of accumulated amortization of $4,393,073 and $3,194,677 in 2007 and 2006)	4,232,226	5,115,961
Goodwill (net of accumulated amortization of $58,868)	9,766,194	9,532,961
Other assets	1,462,009	1,386,286

	15,481,546	16,083,279

Total Assets	$34,953,221	$33,042,376

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,414,419	$1,527,327
Accounts payable	1,716,179	805,002
Accounts payable - acquisitions	73,896	477,308
Accrued expenses	1,550,283	1,509,887
Current portion of capital lease obligations	42,015	39,183
Deferred revenue	274,101	104,515

Total Current Liabilities	5,070,893	4,463,222

Deferred Income Tax Liability	947,000	992,000
Long-Term Debt , Net of Current Portion	4,694,316	5,677,068
Long-Term Portion of Capital Lease Obligations	32,425	74,440
Customer Deposits	81,200	69,200
Accrued Rental Obligation	446,722	381,256
Other Liabilities	10,000	40,000

Total Liabilities	11,282,556	11,697,186

Commitments and Contingencies	-	-

Shareholders’ Equity:
Preferred stock, $.01 par value -
Authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value - Authorized, 20,000,000 Issued 9,385,880 shares in 2007 and 9,230,086 in 2006	93,859	92,302
Additional paid-in capital	15,421,227	14,591,238
Retained earnings	8,281,914	6,767,682
	23,797,000	21,451,222
Less treasury stock, at cost (46,798 shares in 2007 and 43,910 shares in 2006)	(126,335)	(106,032)

Total Shareholders’ Equity	23,670,665	21,345,190

Total Liabilities and Shareholders’ Equity	$34,953,221	$33,042,376

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2007	2006	2005
Revenue:
Services	$35,054,093	$30,406,636	$22,176,799
Product sales	591,172	387,752	270,843

	35,645,265	30,794,388	22,447,642

Costs and Expenses (Income):
Costs related to services	17,153,161	14,611,665	10,817,366
Cost of products sold	316,057	234,336	154,329
Selling, general and administrative expenses	16,124,898	14,000,600	10,098,082
Interest expense	481,166	394,613	52,638
Other income	(1,090,249)	(578,355)	(473,209)

	32,985,033	28,662,859	20,649,206

Income Before Provision for
Income Taxes	2,660,232	2,131,529	1,798,436

Provision for Income Taxes	1,146,000	869,000	866,000

Net Income	$1,514,232	$1,262,529	$932,436

Basic Earnings Per Share	$.16	$.14	$.11

Diluted Earnings Per Share	$.16	$.13	$.10

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	COMMON STOCK		ADDITIONAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL

Balance - January 1, 2005	8,078,043	$80,780	$10,730,434	$4,572,717	$(106,032)	$15,277,899

Issuance of Common Stock - Acquisitions	25,914	259	154,187	-	-	154,446

Exercise of Stock Options	385,008	3,850	1,072,147	-	-	1,075,997

Exercise of Warrants	276,450	2,765	803,583	-	-	806,348

Income Tax Benefit of Stock Options Exercised	-	-	136,800	-	-	136,800

Net Income for the Year Ended December 31, 2005	-	-	-	932,436	-	932,436

Balance - December 31, 2005	8,765,415	87,654	12,897,151	5,505,153	(106,032)	18,383,926

Issuance of Common Stock - Employees	31,333	313	187,687	-	-	188,000

Issuance of Common Stock - Acquisitions	92,327	923	571,465	-	-	572,388

Issuance of Stock Options	-	-	61,261	-	-	61,261

Exercise of Stock Options	253,511	2,537	499,049	-	-	501,586

Exercise of Warrants	87,500	875	331,625	-	-	332,500

Income Tax Benefit of Stock Options Exercised	-	-	43,000	-	-	43,000

Net Income for the Year Ended December 31, 2006	-	-	-	1,262,529	-	1,262,529

Balance - December 31, 2006	9,230,086	92,302	14,591,238	6,767,682	(106,032)	21,345,190

Issuance of Common Stock - Employees	36,584	365	247,888	-	-	248,253

Issuance of Common Stock - Directors	16,471	165	130,770	-	-	130,935

Issuance of Stock Options	-	-	5,000	-	-	5,000

Exercise of Stock Options	80,489	805	335,504	-	-	336,309

Exercise of Warrants	22,250	222	84,327	-	-	84,549

Income Tax Benefit of Stock Options Exercised	-	-	26,500	-	-	26,500

Purchase of Treasury Stock (cost of 2,888 shares)	-	-	-	-	(20,303)	(20,303)

Net Income for the Year Ended December 31, 2007	-	-	-	1,514,232	-	1,514,232

Balance - December 31, 2007	9,385,880	$93,859	$15,421,227	$8,281,914	$(126,335)	$23,670,665

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$1,514,232	$1,262,529	$932,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(81,000)	91,000	149,000
Provision for doubtful receivables	185,954	210,795	200,675
Stock compensation charge	384,187	249,261	-
Depreciation and amortization	4,302,118	3,515,262	3,061,668
Provision for valuation of put warrants	-	-	(10,000)
Settlement Agreement	(425,000)
Accrued rental obligation	65,466	191,026	46,600
Income tax benefit from stock options exercised	26,500	43,000	136,800
Decrease (increase) in:
Accounts receivable	(920,290)	(626,204)	(1,033,454)
Inventory	(238,885)	18,472	364,413
Prepaid Income taxes	125,371	434,631	-
Prepaid expenses and other current assets	161,087	(176,527)	(250,279)
Increase (decrease) in:
Accounts payable	911,177	(315,267)	560,816
Accrued expenses	52,395	(643,466)	1,490
Deferred revenue	169,586	(6,913)	95,594
Other liabilities	(30,000)	(85,000)	(60,000)

Net Cash Provided by Operating Activities	6,202,898	4,162,599	4,195,759

Cash Flows from Investing Activities:
Repayments of notes receivable	25,642	24,394	23,207
Purchase of American Mediconnect, Inc.	(159,337)	(1,550,136)	-
Purchase of MD OnCall	-	(2,877,648)	-
Purchase of LIMC	-	-	(364,100)
Purchase of North Shore	-	-	(2,257,356)
Purchase of Answer Connecticut, Inc.	-	(30,493)	(2,348,332)
Purchase - other	(321,593)	(70,345)	-
Payment of accounts payable - acquisitions	(477,308)	(1,489,635)	(51,256)
Expenditures for fixed assets	(4,543,084)	(3,563,253)	(2,983,451)
(Increase) decrease in other assets	97,346	(266,425)	(700,252)
Deposits on equipment and software	-	(321,987)	-
Payment for account acquisitions and licensing
agreement	(35,000)	(438,996)	(98,262)

Net Cash Used in Investing Activities	(5,413,334)	(10,584,524)	(8,779,802)

Years Ended December 31,	2007	2006	2005
Cash Flows from Financing Activities:
Proceeds from long-term debt	550,000	4,850,000	3,000,000
Repayment of long-term debt	(1,645,660)	(991,812)	(751,051)
Principal payments under capital lease
obligations	(39,183)	(53,084)	(95,119)
Purchase of Treasury Stock	(20,303)	-	-
Exercise of stock options and warrants	420,859	834,085	1,882,345

Net Cash Provided by (Used in)
Financing Activities	(734,287)	4,639,189	4,036,175

Net Increase (Decrease) in Cash	55,277	(1,782,736)	(547,868)

Cash - beginning of year	856,248	2,638,984	3,186,852

Cash - end of year	$911,525	$856,248	$2,638,984

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the year for:
Interest	$519,426	$364,702	$68,325
Income taxes	950,095	1,542,774	211,509

Supplemental Schedule of Noncash Investing
and Financing Activities:

Common Stock issued in connection with acquisition	$-	$572,388	$154,446
Accounts payable due sellers in connection
with acquisitions	73,896	648,840	1,241,219
Long-term debt issued in connection with
acquisition of PERS subscriber base	-	300,000	-

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”), which encompasses personal emergency response systems (“PERS”), telehealth systems and pharmacy security monitoring systems (Safe Com), and telephony based communication services (“TBCS”). The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center. The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. Safe Com provides personal safety and asset monitoring to retail pharmacy establishments. TBCS provides after-hours telephone answering services as well as newly developed “Daytime Service” applications to the healthcare community. The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies, physicians and group practices and individual consumers across the United States.

Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.” All material inter-company balances and transactions have been eliminated.

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts. Sales terms usually provide for payment within 30 to 60 days of billing. An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 2007, 2006 and 2005, provisions for doubtful accounts of approximately $186,000, $211,000 and $200,000, respectively, were charged to income and included in general and administrative expenses. Accounts receivable are charged against the allowance when substantially all collection efforts cease. Recoveries of accounts receivable previously charged off are recorded when received.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market. At December 31, 2007 and 2006, the Company had reserves on certain component parts inventory aggregating approximately $53,000 and $23,000, respectively.

Fixed assets - Depreciation is computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives as follows:

	Medical devices	3 - 7 years
	Monitoring equipment	5 years
	Furniture and equipment	5 - 7 years
	Automobiles	3 years

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the useful life of the asset or the term of the lease.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable. In 2007, the Company recorded a write-down on fixed assets of approximately $111,000. No impairment losses were recorded during the years ended December 31, 2006 and 2005.

The Company’s PERS equipment is subject to approval from the Federal Communication Commission (“FCC”). In November 2004, the Company received an inquiry from the Federal Communications Commission. In response to the inquiry, the Company determined that certain versions of its PERS equipment emitted levels of radio frequency energy that exceeded applicable standards designed to reduce the possibility of interference with radio communications; however, this issue posed no safety or functionality risk to subscribers.

In July 2006, the Company reached an agreement with the FCC on a corrective action plan to upgrade the affected PERS equipment and agreed upon a voluntary contribution of $75,000. The Agreement called for the corrective action plan to run substantially parallel with the normal recycling of the Company’s PERS equipment and, as such, the only additional cost to be incurred would be the incremental cost of bringing the units into compliance with the FCC regulations. At December 31, 2007 and 2006, the Company had accrued liabilities related to the incremental costs estimated to be incurred of $33,000 and $85,000, respectively.

Through December 31, 2007, the Company has expensed approximately $936,000 in connection with this matter, primarily relating to costs associated with the replacement of equipment, legal fees and other professional fees. For the year ended December 31, 2007 the Company incurred minimal costs while in 2006 and 2005 the Company recorded expenses of approximately $66,000 and $430,000, respectively,

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired. Goodwill and indefinite life intangible assets are not amortized, but are subject to annual impairment tests. The Company completes the annual impairment test during the fourth quarter. As of December 31, 2007 and 2006, no evidence of impairment existed.

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets - As of December 31, 2007 and 2006, included in other assets is approximately $815,000 and $598,000, respectively of prepaid licensing fees and associated products in connection with the Company obtaining certain new remote monitoring products and services.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact, if any, of adopting FIN 48 is required to be recorded as an adjustment to the January 1, 2007 beginning balance of the Company’s retained earnings rather than in the Company’s consolidated statement of income. The adoption of FIN 48 had no effect on the Company’s retained earnings. The Company recognizes interest and penalties related to uncertain tax positions, if any, in interest expense and general and administrative expenses, respectively.

Revenue recognition - HSMS revenue principally consists of fixed monthly charges covering the rental of the PERS, telehealth units and Safe Com units as well as the monitoring of the PERS at the Company’s call center. With respect to certain agreements, the Company may charge an activation fee. In instances where this occurs, the Company recognizes revenue on a straight-line basis over the estimated period a subscriber will be online.

The remainder of revenue is derived from product sales and the installation of PERS equipment. The Company recognizes revenue from product sales at the time of delivery. Installation service revenue is recognized when the service is provided. Expenses incurred in connection with installation services are also recognized at this time. Installation services include the actual installation of the monitoring equipment, the testing of the units and instructing the customer how to operate and use the equipment. Installation services represented approximately 1%, 2% and 3% of total revenues for 2007, 2006 and 2005, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the TBCS segment, revenue is primarily derived from monthly services pursuant to contracts. Certain TBCS customers are billed in advance on a semi-annual and annual basis. Unearned revenue is deferred and recognized as services are rendered.

None of the Company’s billings are based on estimates.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenues in the consolidated statements of income.

Advertising - The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were approximately $408,000, 275,000 and $72,000, respectively.

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $304,365, $240,487 and $173,790 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income per share - Earnings per share data for the years ended December 2007, 2006 and 2005 are presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

2007

Basic EPS -
Income available to common shareholders	$1,514,232	9,276,712	$.16

Effect of dilutive securities -
Options and warrants	-	455,674

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,514,232	9,732,386	$.16

2006

Basic EPS -
Income available to common shareholders	$1,262,529	8,948,328	$.14

Effect of dilutive securities -
Options and warrants	-	437,814

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,262,529	9,386,142	$.13

2005

Basic EPS -
Income available to common shareholders	$932,436	8,452,435	$.11

Effect of dilutive securities -	-	672,470
Options and warrants

Diluted EPS -
Income available to common shareholders and assumed conversions	$932,436	9,124,905	$.10

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

Reclassifications - Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accounting estimates, in part, are based upon assumptions concerning future events. Among the more significant are those that relate to collectibility of accounts receivable, the estimated lives and recoverability of long-lived assets, including goodwill and other assets. Accounting estimates reflect the best judgment of management and actual results may differ from those estimates.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Statement No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006. The Company adopted Statement No. 123(R) using the modified prospective transition method. The Company’s consolidated financial statements for the years ended December 31, 2007 and 2006, reflect the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements for the years ended December 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the consolidated statements of income.

	2007	2006
Stock options	$5,000	$61,261

Stock grants - other	173,714	-
Service based awards	124,275	80,000
Performance based awards	81,198	108,000
Tax benefits	(161,400)	(103,694)
Stock-based compensation expense, net of tax	$222,787	$145,567

Effect on basic and diluted earnings per share	$0.02	$0.02

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees. These share grants vest immediately. In addition, stock grants may be issued to employees at the Board of Directors discretion. In December 2007, the Board of Directors granted shares of common stock to certain executives. These share grants vest immediately.

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives at no cost. These shares vest ratably over periods ranging from 3 to 5 years, on December 31 of each year. The Company records the compensation expense on a straight-line basis over the vesting period. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. The aggregate grant date fair value of restricted stock grants was $537,100. As of December 31, 2007 and 2006, the Company had $332,825 and $280,000, respectively, of total unrecognized compensation costs related to unvested restricted stock expected to be recognized over a weighted average period of 2.87 years.

A summary of the status of the Company’s nonvested service shares is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	-	$-
Granted during 2006	60,000	6.00
Vested during 2006	(12,500)	6.00
Forfeited during 2006	-	-
Nonvested at December 31, 2006	47,500	6.00
Granted during 2007	22,000	8.05
Vested during 2007	(19,000)	6.59
Forfeited during 2007	-	-
Nonvested at December 31, 2007	50,500	$6.67

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of December 31, 2007 there were 18,000 shares vested. As of December 31, 2006, no shares were vested. As of December 31, 2007 and 2006, there was $601,135 and $432,000, respectively, of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 3.00 years.

A summary of the status of the Company’s nonvested performance shares is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	-	$-
Granted during 2006	90,000	6.00
Vested during 2006	-	-
Forfeited during 2006	-	-
Nonvested at December 31, 2006	90,000	6.00
Granted during 2007	46,000	8.05
Vested during 2007	(18,000)	6.00
Forfeited during 2007	(6,000)	6.00
Nonvested at December 31, 2007	112,000	$6.84

The following table illustrates pro forma net income and pro forma earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), to stock-based employee compensation in 2005.

Year Ended December 31,
2005
Net income, as reported	$932,436
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method,
net of tax	(136,055)
Pro forma net income	$796,381

Earnings per share:
Basic - as reported	$0.11
Basic - pro forma	$0.09
Diluted - as reported	$0.10
Diluted - pro forma	$0.09

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of options granted in 2007, 2006 and 2005 was $5,000, $61,261 and $238,090, respectively.

The fair value of options at date of grant was estimated by Chartered Capital Advisors, Inc. using the Black-Scholes model with the following weighted average assumptions:

	2007	2006	2005

Expected life (years)	2	2	2
Risk free interest rate	3.24%	4.94%	4.31%
Expected volatility	33.11%	23.26%	18.39%
Expected dividend yield	-	-	-

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “SFAS 141(R),” “Business Combinations,” which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the acquirer recognizes and measures the goodwill acquired in the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or the beginning of the first annual reporting period beginning on or after December 15, 2008.

2. Intangible Assets and Goodwill	Intangible assets consist of the following:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Account acquisitions	$1,830,361	$1,148,513	$1,837,293	$1,044,976
Noncompete agreements	330,000	156,479	315,000	91,979
Customer lists	5,349,938	2,161,773	5,043,345	1,234,337
Licensing agreement (a)	1,115,000	926,308	1,115,000	823,385

Total	$8,625,299	$4,393,073	$8,310,638	$3,194,677

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

Amortization expense of intangible assets for the years ended December 2007, 2006 and 2005 was approximately $1,250,000, $1,014,000 and $632,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows:

Years Ending December 31,
2008	$1,209,000
2009	1,025,000
2010	852,000
2011	443,000
2012	339,000
Thereafter	364,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the years ended December 31, 2007 and 2006 are as follows:

Balance as of January 1, 2006	$6,086,428
Additional Goodwill	3,446,533

Balance as of December 31, 2006	9,532,961

Additional Goodwill	233,233

Balance as of December 31, 2007	$9,766,194

Additions to goodwill during 2007 consist of $233,233 relating to the acquisition of American Mediconnect, Inc. The 2006 additions to goodwill include $1,160,236, $2,255,804 and $30,493 relating to the acquisitions of American Mediconnect, Inc., Rhode Island Medical Bureau and Capital Medical and Answer Connecticut, Inc., respectively.

3. Long-Term Debt	Long-term debt consists of the following:

	December 31,
	2007	2006

Term loans - bank	$4,586,667	$6,125,000
Revolving credit line - bank	1,300,000	750,000
Note payable - other	205,908	300,000
Auto loans	16,160	29,395
	6,108,735	7,204,395
Less current portion of long-term debt	1,414,419	1,527,327
	$4,694,316	$5,677,068

Term loans payable and revolving credit line - bank - As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable. The term loan is payable in equal monthly principal installments of $50,000 over five years commencing January 2006. The revolving credit line was set to mature in May 2008.

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

As of December 31, 2007, the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility. As of December 31, 2006, the Company was in compliance with the financial covenants in its loan agreement.

Note payable - other - In December 2006, in connection with the acquisition of certain PERS accounts, the Company executed a note in the amount of $300,000. The note is payable in twelve equal quarterly installments of $27,515 commencing in February 2007, which includes interest at a fixed rate of 6%.

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,
2008	$1,414,419
2009	1,529,316
2010	2,720,000
2011	445,000
$6,108,735

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.

4. Acquisitions
On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”), AMI is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers and PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations. The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which was paid in December 2007. In addition, for the following three years the Company shall pay Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. For the year ended December 31, 2007, the Company recorded $225,691 of additional purchase price based on PhoneScreen cash receipts of which $73,896 was not paid as of December 31, 2007. The Company also incurred professional fees of approximately $65,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009. The threshold was not met for 2007. The results of operations of AMI are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired as of December 31, 2007:

Fixed assets	$175,000
Non-compete agreement	50,000
Customer list	700,000
Goodwill	1,393,469

Cost to acquire AMI	$2,318,469

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

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services. The purchase price was $3,088,923 and consisted of an initial cash payment of $2,316,692, common stock valued at $154,446 and future cash payments of $617,785, which were paid as of December 2006. The Company also recorded professional fees of approximately $62,000. A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2006, 2007 and 2008. The threshold was not met for 2007 and 2006. The results of operations of ACT are included in the TBCS segment as of the date of acquisition.

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

On May 17, 2005, the Company acquired substantially all of the assets of Long Island Message Center, Inc. (“LIMC”), a Long Island, New York based provider of telephone after-hour answering services. The purchase price was $397,712 and consisted of an initial cash payment of $318,170 and a future cash payment of $79,542, which was paid in February 2006. The Company also recorded finder and professional fees of approximately $46,000. The results of operations of LIMC are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

Accounts receivable	$12,948
Non-compete agreement	25,000
Customer list	175,000
Goodwill	230,695

Cost to acquire LIMC	$443,643

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 as if Long Island Message Center, North Shore Answering Service, Answer Connecticut, Inc., MD OnCall and American Mediconnect, Inc. had been acquired as of the beginning of 2005 follow. The pro forma results include estimates which management believes are reasonable.

	Years Ended December 31,
	2007	2006	2005
	Actual	Proforma	Proforma
Revenue	$35,645,265	$34,381,000	$32,633,000
Net income	1,514,232	1,304,000	1,238,000
Net income per share
Basic	$.16	$.15	$.14
Diluted	$.16	$.14	$.13

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been effected for the periods presented, or to predict the Company’s results of operations for any future period.

5. Related Party Transactions
Notes receivable at December 31, 2007 and 2006 of $48,071 and $73,713, respectively, represent amounts due from the Chairman and principal shareholder of the Company. In July 2002, the amount due from this individual, plus accrued interest, was converted into a term loan, which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

See Note 7 for other related party transactions.

6. Income Taxes	The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$915,000	$575,000	$594,000
State and local	312,000	203,000	123,000
	1,227,000	778,000	717,000
Deferred:
Federal	(115,000)	61,000	34,000
State and local	34,000	30,000	115,000
	(81,000)	91,000	149,000

Total	$1,146,000	$869,000	$866,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	34%	34%	34%
State and local taxes	8	7	9
Permanent differences	1	1	1
Other	-	(1)	4

Effective income tax rate	43%	41%	48%

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Deferred tax liabilities:
Difference between book and tax bases of property	$(1,115,000)	$(1,184,000)
Deferred tax assets:
Reserves and accrued expenses not currently deductible	443,000	394,000
Other	-	37,000

Total	443,000	431,000

Net deferred tax liabilities	$(672,000)	$(753,000)

7. Commitments	Capital leases - The Company is obligated under certain capital lease agreements for monitoring equipment and computer software that expire on various dates through 2009. Equipment and computer software under capital leases included in fixed assets are as follows:

	December 31,
	2007	2006

Monitoring equipment and software	$160,000	$160,000
Less accumulated depreciation	(48,000)	(16,000)
	$112,000	$144,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Years ending December 31,
2008	$45,895
2009	33,359

Total minimum lease payments	79,254
Less amounts representing interest	4,814
Present value of net minimum lease payments	74,440
Less current portion	42,015
Obligation under capital leases, less current portion	$32,425

Operating leases - The Company rents an office facility from its Chairman and principal shareholder pursuant to a lease, which expired in September 2007. The lease called for minimum annual rentals, subject to 5% annual increases, plus reimbursement for real estate taxes. The Company through contract amendments has extended the term through September 30, 2008 under the same terms and conditions that existed at September 30, 2007.

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its New York City based telephone answering service facility and Oceanside, New York Emergency Response Center and Customer Service facilities. The fifteen (15) year lease term commenced in April 2003. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase, plus reimbursement for real estate taxes.

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

The Company has also entered into various other operating leases for warehouse and office space in Medford, New Jersey, Decatur, Georgia, Countryside, Illinois, Parker, Colorado and Redondo Beach, California. Additionally, the Company has entered into operating leases for its TBCS call center operations in Audubon, New Jersey, Port Jefferson, New York, Newington, Connecticut, Springfield, Massachusetts, Rockville, Maryland, Cranston, Rhode Island, Chicago, Illinois and Clovis, New Mexico.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense was $1,340,506 in 2007, $1,270,767 in 2006 and $709,044 in 2005 which includes $138,545, $133,140 and $133,861, respectively, in connection with the above noted leases with the principal shareholder. Rent expense includes real estate taxes of $34,970 in 2007, $23,174 in 2006 and $17,831 in 2005.

The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

Years ending December 31,
2008	$1,037,260
2009	909,991
2010	864,852
2011	799,751
2012	816,791
Thereafter	4,276,280

$8,704,925

Approximately 1% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.

Employment agreements - On November 11, 2005, the Company entered into a five-year employment agreement (which became effective January 1, 2006) with the Company’s President and now Chief Executive Officer. During the term of the agreement, the base salary will range from $240,000 to $300,000. In addition, the agreement provides for an annual stock grant and includes incentive compensation, in the form of stock, based on the Company meeting certain operating criteria. (See Note 1)

The Company has also entered into other employment agreements with certain officers and other employees in the ordinary course of business. The aggregate annual base salaries under these agreements are as follows:

Years ending December 31,
2008	$2,343,000
2009	1,519,000
2010	589,000
$4,451,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, certain of these employees are entitled to receive additional cash and stock compensation if certain performance criteria are met. During 2007, one officer earned approximately $48,000 in cash and stock compensation. No additional compensation was paid during the years ended December 31, 2006 and 2005.

Purchase commitments - In the normal course of business the Company issues purchase orders to purchase its traditional PERS systems. At December 31, 2007 and 2006, the Company had commitments to third party vendors in the amount of approximately $1,130,000 and $1,850,000, respectively.

8. Common Stock and Options
The Company has one stock option plan, the 2000 Stock Option Plan (“2000 Plan”). The Company’s 1991 Stock Option Plan (“1991 Plan”) and 1997 Stock Option Plan (“1997 Plan”) expired in 2001 and 2007, respectively. Additionally, the Company has a stock incentive plan, the 2005 Stock Incentive Plan.

Under the 1991 Plan, as amended, a maximum of 750,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options. The last options granted under this Plan were issued in 2001 and expired in 2006. All options under this Plan were granted at exercise prices equal to the fair market value of the Company’s common shares at the date of grant.

Under the 1997 Plan a maximum of 750,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options. The last options granted under this Plan were issued in 2005 and expire in 2015. All options under this Plan were granted at exercise prices equal to the fair market value of the Company’s common shares at the date of grant.

Under the 2000 Plan, a maximum of 1,250,000 shares underlying stock options may be granted. Options granted under this Plan may either be Incentive Stock Options (“ISOs”) or Nonqualified Stock Options.

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to options outstanding under plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value

Balance - January 1, 2005	1,440,845	2.87	4.77	$3,395,054
Granted during 2005	254,758	6.32
Forfeitures/expiration during 2005	(23,312)	3.01
Exercised during 2005	(385,008)	2.80
Balance - December 31, 2005	1,287,283	3.56	5.13	$3,393,074
Granted during 2006	66,000	5.37
Forfeitures/expiration during 2006	(46,954)	4.35
Exercised during 2006	(253,511)	1.97
Balance - December 31, 2006	1,052,818	$4.02	5.12	$2,805,698
Granted during 2007	5,000	7.13
Forfeitures/expiration during 2007	(55,056)	4.33
Exercised during 2007	(80,489)	4.18
Balance - December 31, 2007	922,273	$4.01	4.13	$2,785,633

At December 31, 2007, 2006 and 2005, 922,273, 1,052,818, and 1,279,783 options were exercisable, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $307,465, $993,080 and $1,357,957, respectively. At January 1, 2006 there were 7,500 nonvested stock options outstanding. During the year ended December 31, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of December 31, 2007 and 2006.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.00 - $3.00	315,318	3.96	$2.42	315,318	$2.42
$3.00 - $4.50	336,355	5.02	3.83	336,355	3.83
$4.50 - $6.75	240,600	3.24	5.98	240,600	5.98
$6.75 - $10.13	30,000	3.13	6.96	30,000	6.96

	922,273	4.13	$4.01	922,273	$4.01

As of December 31, 2007, 106,644 and 349,929 shares of common stock are available for future grants under the 2000 and 2005 Plans, respectively.

9. Other Income
Other income for the years ended December 2007, 2006 and 2005 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $530,000, $458,000 and $392,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five years, ending on December 31, 2007, the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.

In addition, other income for 2007 includes $425,000 from a settlement agreement. In August 2007, the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years. During the third quarter 2007, the Company has recorded a write-down on the assets affected of approximately $111,000 which is reflected in the Cost of Services.

10. Employee Savings Plan
The Company sponsors a 401(k) savings plan that is available to all eligible employees. Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. The Company contributed $27,010, $21,682 and $21,336 for the years ended December 31, 2007, 2006 and 2005, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Major Customers
Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the years ended December 31, 2007, 2006 and 2005, the Company’s revenue from this contract represented 7%, 8% and 12%, respectively, of its total revenue.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis.

The Company was notified that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that the Company was the lowest qualified bidder. HRA and the Company are defending the proceeding. The Company’s management believes the claim to be without merit.

As of December 31, 2007 and 2006, accounts receivable from the contract represented 10% and 9%, respectively, of accounts receivable and medical devices in service under the contract represented approximately 13% and 14%, respectively, of medical devices. Legal and other fees of approximately $97,000, $90,000 and $120,000 relating to the contract extensions were expensed in 2007, 2006 and 2005, respectively.

12. Segment Reporting
Effective January 1, 2007, the Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”). Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and Safe Com. Since the business activities of Safe Com fall within Health and Safety monitoring, the Company included the activities of Safe Com in its HSMS segment.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2007, 2006 and 2005:

		2007

	HSMS	TBCS	Consolidated

Revenue	$17,353,241	$18,292,024	$35,645,265
Interest expense	94,851	386,315	481,166
Depreciation and amortization	2,788,298	1,513,820	4,302,118
Income tax expense	763,149	382,851	1,146,000
Net income	906,835	607,397	1,514,232
Total assets	16,447,638	18,505,583	34,953,221
Additions to fixed assets	4,237,782	305,302	4,543,084
Additions to goodwill and intangible assets	35,000	554,826	589,826

		2006

	HSMS	TBCS	Consolidated

Revenue	$16,044,971	$14,749,417	$30,794,388
Interest expense	38,118	356,495	394,613
Depreciation and amortization	2,358,392	1,156,870	3,515,262
Income tax expense	171,081	697,919	869,000
Net income	204,656	1,057,873	1,262,529
Total assets	14,818,050	18,224,326	33,042,376
Additions to fixed assets	3,238,164	760,088	3,998,252
Additions to goodwill and intangible assets	738,996	5,354,878	6,093,874

		2005

	HSMS	TBCS	Consolidated

Revenue	$14,977,542	$7,470,100	$22,447,642
Interest expense	50,953	1,685	52,638
Depreciation and amortization	2,534,583	527,085	3,061,668
Income tax expense	381,878	484,122	866,000
Net income	289,728	642,708	932,436
Total assets	10,278,058	16,317,278	26,595,336
Additions to fixed assets	2,790,847	402,604	3,193,451
Additions to goodwill and intangible assets	85,262	5,962,564	6,047,826

The accounting polices of the operating segments are the same as those described in the summary of significant accounting policies.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Contingencies
In addition to the FCC inquiry described in Note 1, the Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business. At December 31, 2007 and 2006, no liability has been recorded in the accompanying financial statements as the conditions for an accrual have not been met. The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims. In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

14. Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenue	$8,702,836	$8,898,093	$8,771,670	$9,272,666
Gross Profit	$4,408,568	$4,607,108	$4,403,849	$4,756,522
Net Income	$366,708	$407,260	$422,929	$317,335
Basic EPS	$0.04	$0.04	$0.05	$0.03
Diluted EPS	$0.04	$0.04	$0.04	$0.03

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenue	$7,150,211	$7,796,317	$7,784,660	$8,063,200
Gross Profit	$3,658,555	$4,138,040	$4,075,442	$4,076,350
Net Income	$279,767	$244,776	$279,421	$458,565
Basic EPS	$0.03	$0.03	$0.03	$0.05
Diluted EPS	$0.03	$0.03	$0.03	$0.04

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II
Valuation and Qualifying Accounts

	Column B	Column C -	Additions	Column D	Column E
	Balance at Beginning of Period	Charge to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period
			(1)

Year Ended December 31, 2005
Allowance for doubtful accounts	$728,361	$200,676	$23,462	$(501,728)	$450,771

Allowance for inventory obsolescence	232,094	104,445	-	-	336,539

Year Ended December 31, 2006
Allowance for doubtful accounts	450,771	210,795	11,706	(125,949)	547,323

Allowance for inventory obsolescence	336,539	-	-	(313,506)	23,033

Year Ended December 31, 2007
Allowance for doubtful accounts	547,323	185,954	-	(179,277)	554,000

Allowance for inventory obsolescence	$23,033	$30,294	-	-	$53,327

 (1) - Acquisitions