Form 10-Q
period 2008-03-31
AMERICAN MEDICAL ALERT CORP
filed 2008-05-15
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 on the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,471,895 shares of $.01 par value common stock as of May 14, 2008.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

INDEX
PAGE

Part I Financial Information

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets for March 31, 2008
and December 31, 2007	2

Condensed Consolidated Statements of Income for the	3
Three Months Ended March 31, 2008 and 2007

Condensed Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 2008 and 2007	4

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	13

Quantitative and Qualitative Disclosures About Market Risk	26

Controls and Procedures	27

Part II Other Information	27

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2008 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 31, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 14, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008 (Unaudited)	Dec. 31, 2007
CURRENT ASSETS
Cash	$1,238,196	$911,525
Accounts receivable
(net of allowance for doubtful accounts of $575,000 and $554,000)	5,840,457	5,655,286
Note receivable	27,292	26,954
Inventory	689,607	552,736
Prepaid income taxes	131,368	309,260
Prepaid expenses and other current assets	962,097	941,601
Deferred income taxes	265,000	275,000

Total Current Assets	9,154,017	8,672,362

FIXED ASSETS
(Net of accumulated depreciation and amortization)	10,815,038	10,799,313

OTHER ASSETS
Long-term portion of note receivable	14,166	21,117
Intangible assets
(net of accumulated amortization of $4,713,572 and $4,393,073)	3,935,881	4,232,226
Goodwill (net of accumulated amortization of $58,868)	9,849,459	9,766,194
Other assets	1,539,109	1,462,009
	15,338,615	15,481,546

TOTAL ASSETS	$35,307,670	$34,953,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,416,024	$1,414,419
Accounts payable	1,066,304	1,716,179
Accounts payable - acquisitions	157,161	73,896
Accrued expenses	2,214,751	1,550,283
Current portion of capital lease obligations	42,688	42,015
Deferred revenue	260,977	274,101
Total Current Liabilities	5,157,905	5,070,893

DEFERRED INCOME TAX LIABILITY	937,000	947,000
LONG-TERM DEBT, Net of Current Portion	4,310,117	4,694,316
LONG -TERM Portion of Capital Lease Obligations	21,455	32,425
CUSTOMER DEPOSITS	87,600	81,200
ACCRUED RENTAL OBLIGATION	461,920	446,722
OTHER LIABILITIES	10,000	10,000
TOTAL LIABILITIES	10,985,997	11,282,556

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 20,000,000 shares; issued 9,458,991shares in 2008 and 9,385,880 shares in 2007	94,590	93,859
Additional paid-in capital	15,629,389	15,421,227
Retained earnings	8,734,271	8,281,914
	24,458,250	23,797,000
Less treasury stock, at cost (48,573 shares in 2008 and 46,798 in 2007)	(136,577)	(126,335)
Total Shareholders’ Equity	24,321,673	23,670,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,307,670	$34,953,221

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31
	2008	2007
Revenues:
Services	$9,339,112	$8,612,981
Product sales	296,633	89,855
	9,635,745	8,702,836
Costs and Expenses (Income):
Costs related to services	4,547,389	4,242,061
Costs of products sold	150,755	52,207
Selling, general and administrative expenses	4,188,852	3,808,077
Interest expense	102,055	126,515
Other income	(120,663)	(169,732)

Income before Provision for Income Taxes	767,357	643,708

Provision for Income Taxes	315,000	277,000

NET INCOME	$452,357	$366,708

Net income per share:
Basic	$.05	$.04
Diluted	$.05	$.04

Weighted average number of common shares outstanding
Basic	9,406,070	9,204,178

Diluted	9,698,665	9,578,266

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:

Net income	$452,357	$366,708

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036,673	960,459
Stock compensation charge	88,893	42,500
Decrease (increase) in:
Accounts receivable	(185,171)	(433,561)
Inventory	(136,871)	(66,332)
Prepaid income taxes	177,892	-
Prepaid expenses and other current assets	6,492	(42,363)
Increase (decrease) in:
Accounts payable, accrued expenses and other	36,190	826,333
Deferred revenue	(13,124)	48,378

Net Cash Provided by Operating Activities	1,463,331	1,702,122

Cash Flows From Investing Activities:
Expenditures for fixed assets	(729,371)	(812,801)
Repayment of notes receivable	6,613	6,291
Payment of accounts payable-acquisitions	-	(171,532)
Deposit on equipment and software	(106,953)	-
Purchase - other	(24,153)	-
Decrease in other assets	337	98,048

Net Cash Used In Investing Activities	(853,527)	(879,994)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	(10,297)	(9,540)
Purchase of Treasury Stock	(10,242)	-
Repayment of long-term debt	(382,594)	(500,181)
Proceeds upon exercise of stock options and warrants	120,000	151,598

Net Cash Used In Financing Activities	(283,133)	(358,123)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Increase in Cash	$326,671	$464,005

Cash, Beginning of Period	911,525	856,248

Cash, End of Period	$1,238,196	$1,320,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$78,480	$165,183

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$134,240	$38,625

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable due sellers in connection with acquisitions	$83,265	$-

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

2.	Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company”. All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2007 financial statements.

Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.	Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” (“SFAS 141(R),”) which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

4.	Accounting for Stock-Based Compensation:

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

The Company granted 5,000 stock options during the three month period ended March 31, 2008. No options were granted during the three month period ended March 31, 2007.

The following tables summarize stock option activity for the first quarter ended March, 31, 2008 and 2007.

2008
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	922,273	$4.01
Granted	5,000	6.51
Exercised	(60,000)	2.00
Expired/Forfeited	(9,525)	2.85

Balance at March 31	857,748	$4.18	5.17	$1,365,846

Vested and exercisable	855,248	$4.17	5.17	$1,367,696

2007

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	1,052,818	$4.02
Granted	-	-
Exercised	(26,400)	3.66
Expired/Forfeited	(5,850)	2.64

Balance at March 31	1,020,568	$4.04	4.92	$1,987,416

Vested and exercisable	1,020,568	$4.04	4.92	$1,987,416

The aggregate intrinsic value of options exercised during the first quarter ended March 31, 2008 and 2007 was $288,000 and $68,153, respectively. There were 2,500 nonvested stock options outstanding as of March 31, 2008. There were no nonvested stock options outstanding as of March 31, 2007.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31
	2008	2007
Stock options	$3,750	$-

Stock grants - other	22,878	-
Service based awards	31,069	20,000
Performance based awards	31,196	22,500
Tax benefit	(36,450)	(18,275)
Stock-based compensation expense, net of tax	$52,443	$24,225

Stock Grants - Other

The outside members of Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees. These share grants vest immediately.

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost. These shares vest over periods ranging from 3 to 5 years, on December 31 of each year. The Company records the compensation expense on a straight-line basis over the vesting period. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of March 31, 2008 and 2007 there were 31,500 and 12,500 shares vested, respectively. The aggregate grant date fair value of restricted stock grants was $537,100. As of March 31, 2008 and 2007, the Company had $301,756 and $260,000, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.62 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of March 31, 2008 and 2007, 29,750 and 18,000 shares were vested, respectively. As of March 31, 2008 and 2007, there was $569,939 and $409,500, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of 2.75 years.

5.	Earnings Per Share:

Earnings per share data for the three months ended March 31, 2008 and 2007 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:
March 31, 2008	Income(Numerator)	Shares(Denominator)	Per-Share Amounts

Basic EPS - Income available to common shareholders	$452,357	9,406,070	$.05
Effect of dilutive securities - Options and warrants	-	292,596
Diluted EPS - Income available to common shareholders and assumed conversions	$452,357	9,698,665	$.05

March 31, 2007

Basic EPS -Income available to common shareholders	$366,708	9,204,178	$.04
Effect of dilutive securities - Options and warrants	-	374,088
Diluted EPS - Income available to common shareholders and assumed conversions	$366,708	9,578,266	$.04

6.	Goodwill

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the three months ended March 31, 2008 and 2007 are as follows:

Three Months Ended March 31, 2008

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	83,265

Balance as of March 31, 2008	$9,849,459

Three Months Ended March 31, 2007

Balance as of January 1, 2007	$9,532,961
Additional Goodwill	-

Balance as of March 31, 2007	$9,532,961

The addition to goodwill during the three months ended March 31, 2008 relates to additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business. There were no additions to goodwill for the three months ended March 31, 2007.

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

In March 2006 and December 2006, the credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance certain acquisitions. These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.

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

As of March 31, 2008 and 2007, the Company was in compliance with its financial covenants in its loan agreement.

8.	Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the three months ended March 31, 2008 and 2007, the Company’s revenue from this contract represented 6% and 7%, respectively, of its total revenue. As of March 31, 2008 and December 2007, accounts receivable from the contract represented 10% of accounts receivable and medical devices in service under the contract represented approximately 13% of medical devices.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis. For the quarter ended March 31, 2008, the Company’s revenue from this contract decreased by approximately $65,000 and this contract’s contribution to net income decreased by approximately $37,000 as a result of this reduced rate.

The Company was notified by HRA that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that the Company was the lowest qualified bidder. In April 2008, the Company was notified that the proceeding was completed and it was determined that the Company was the lowest qualified bidder.

9.	Segment Reporting:

Effective January 1, 2007, the Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2008 and 2007:

2008

	HSMS	TBCS	Consolidated

Revenue	$4,836,955	$4,798,790	$9,635,745
Income before provision for income taxes	520,261	247,096	767,357
Total assets	16,778,179	18,529,491	35,307,670

2007

	HSMS	TBCS	Consolidated

Revenue	$4,099,305	$4,603,531	$8,702,836
Income before provision for income taxes	178,236	465,472	643,708
Total assets	14,611,896	18,737,114	33,349,010

10.	Commitments and Contingencies:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems, and (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including hospitals, home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs and healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted with AMAC to roll out its PERS product to its subscribers. Today, the number of PERS units in service under that program has more than doubled. In February of 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. (“Walgreen”) to provide the Company’s flagship personal emergency response systems under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreen stores throughout the United States and Puerto Rico. The Company believes the Walgreen relationship will provide a significant opportunity for AMAC to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market, a market in its embryonic stage, recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has experienced technical difficulties with certain products supplied by its primary vendor, Health Hero Networks, Inc.  The Company has since reached a financial settlement with respect to the technical difficulties associated with the products.

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

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the three months ended March 31, 2008 and 2007.

In thousands (000’s)	Three Months Ended March 31,
	2008	%	2007	%
Revenues
HSMS	4,837	50%	4,100	47%
TBCS	4,799	50%	4,603	53%

Total Revenues	9,636	100%	8,703	100%

Cost of Services and Goods Sold
HSMS	2,082	43%	1,932	47%
TBCS	2,616	55%	2,362	51%

Total Cost of Services and Goods Sold	4,698	49%	4,294	49%

Gross Profit
HSMS	2,755	57%	2,168	53%
TBCS	2,183	45%	2,241	49%

Total Gross Profit	4,938	51%	4,409	51%

Selling, General & Administrative	4,189	43%	3,808	44%
Interest Expense	102	1%	127	1%
Other Income	(120)	(1)%	(170)	(2)%

Income before Income Taxes	767	8%	644	7%

Provision for Income Taxes	315		277

Net Income	452		367

Note: The percentages for Cost of Services and Goods Sold, Gross Profit and Selling, General & Administrative are calculated based on a percentage of revenue.

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $737,000, or 18%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase is primarily attributed to the following factors:

▪
In 2007, the Company entered into an exclusive arrangement with Walgreen to provide the Company’s PERS product which the Company believes will positively impact the revenues generated from the HSMS services being provided directly to the consumer. In the first quarter of 2008, the Company recognized revenue of approximately $255,000 from this arrangement. The Company anticipates it will continue to see increased growth under this arrangement with Walgreen.

▪
The Company continues to realize increased revenue from the sale of its enhanced senior living products to retirement communities. During the first quarter of 2008, the Company generated approximately $143,000 of product sales to retirement communities. In the first quarter of 2007, the enhanced senior living product was still in development and no sales were generated. The Company anticipates it will continue to see growth from these product sales in 2008.

▪
In late 2006, the Company executed a new agreement with a third party Agency whereby PERS were placed online. Since inception, the subscriber base associated with this agreement has grown and accounted for an approximate $125,000 increase in revenue during 2008 as compared to the same period in the prior year. The Company anticipates that the growth from this new agreement will continue throughout 2008.

The remaining increase in revenue is from the execution of other new agreements, growth within its existing customer base as well as the acquisition of certain subscriber bases from companies which were providing the PERS service. This increase was partially offset by approximately $65,000 as a result of the contract executed with the Human Resource Administration (HRA) in 2007 whereby a downward rate adjustment was made.

The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

TBCS

The increase in revenues of approximately $196,000, or 4%, for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the following:

▪
The Company continues to experience revenue growth within its existing telephone answering service businesses and realized increased revenue of approximately $286,000, as compared to the same period in 2007. This growth is due to the diversification of the Company’s customer base to provide business process improvements to the healthcare sector. This increase was partially offset by a shortfall of revenue relating to the project based clinical trials business in the amount of approximately $90,000.

Based on the demand for US based healthcare communication services and on some of the work which is currently in process, the Company anticipates that there will be continued growth in this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $150,000 for the three months ended March 31, 2008 as compared to the same period in 2007, an increase of 8%, primarily due to the following:

▪
During 2007, the Company increased the number of personnel working in its Emergency Response Center (“ERC”) department, specifically as it relates to the Walgreen’s Ready Response™ Program which accounted for increased costs of approximately $53,000 in 2008 as compared to the same period in 2007. The Company hired additional personnel due to the increased volume of calls which is directly correlated to the increased subscriber base within the Walgreen’s Ready Response™ Program. The Company will continue to monitor the growth and call volume received from subscribers under the Walgreen’s Ready Response™ Program and evaluate employee levels.

▪
The Company has incurred additional depreciation expense of approximately $62,000 primarily due to the increased purchases of PERS related products during 2007. The increased purchases are a result of the increase in the number of subscribers online.

▪	In relation to the increase in the sales of its enhanced senior living products to retirement communities the Company incurred costs of approximately $65,000.

TBCS:

Costs related to services and goods sold increased by approximately $254,000 for the three months ended March 31, 2008 as compared to the same period in 2007, an increase of 11%, primarily due to the following:

▪
In the first quarter of 2008, the Company incurred additional labor and telephone service costs of approximately $235,000 with the majority of these costs relating to the consolidation of its call center infrastructure. As part of operating nine call centers, in 2007 the Company engaged in a consolidation strategy to leverage its call center infrastructure in an effort to maximize operational efficiencies. During the first quarter of 2008, the Company substantially completed the consolidation. As part of this initiative, the Company was incurred these additional costs to ensure a seamless transition. Moving forward, the Company believes this call center consolidation strategy will produce operational and financial efficiencies.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $381,000 for the three months ended March 31, 2008 as compared to the same period in 2007, an increase of 10%. The increase is primarily attributable to the following:

▪
In conjunction with various new programs and agreements, the Company has hired additional marketing and sales personnel, increased its advertising and incurred additional travel expense. As a result of this, the Company recorded an increase in these expenses of approximately $286,000. In an effort to grow and expand these programs, the Company anticipates to incur increased marketing, advertising and travel expenses throughout 2008.

▪
The Company incurred increased commissions of approximately $68,000 as a result of two factors. First, in conjunction with the project based clinical trials business, the Company utilizes an outside consulting firm to assist in the generation of customers. As part of this arrangement, the consultant earned approximately $40,000 more in the first quarter of 2008 as compared to 2007. Secondly, the Company incurred approximately $28,000 of increased commissions relating to the HSMS segment as it continues to look to expand its reach in the market place.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as executive and administrative salaries, legal and amortization expense which were partially offset by decreases in consulting and insurance expense.

Interest Expense:

Interest expense for the three months ended March 31, 2008 and 2007 was approximately $102,000 and $127,000, respectively. The decrease of $25,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the three months ended March 31, 2008 and 2007 was approximately $120,000 and $170,000, respectively. Other income for the three months ended March 31, 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State. In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service. In 2008, the Company plans on continuing its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment. This incentive accounted for approximately $80,000. Other income for the three months ended March 31, 2007 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $118,000. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. As of 2008, the Company is available to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2008 was approximately $767,000 as compared to $644,000 for the same period in 2007. The increase of $123,000 for the three months ended March 31, 2008 primarily resulted from an increase in the Company's service and product revenues offset by an increase in the Company’s costs related to services and product sales and selling, general and administrative costs.

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

In March 2006 and December 2006, the Company’s credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance certain acquisitions. These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.

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

As of March 31, 2008 and 2007, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$1,300,000		$1,300,000
Debt (a)	$4,426,141	$1,416,024	$3,010,117
Capital Leases (b)	$64,143	$42,688	$21,455
Operating Leases (c)	$8,115,519	$1,006,244	$2,216,553	$1,573,824	$3,318,898
Purchase Commitments (d)	$811,630	$811,630
Interest Expense (e)	$486,926	$252,232	$234,694
Acquisition related Commitment (f)	$157,161	$157,161
Total Contractual Obligations	$15,361,520	$3,685,979	$6,782,819	$1,573,824	$3,318,898

(a)	- Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	- Capital lease obligations related to telephone answering service equipment. These capital lease obligations expire in the second quarter of 2009.

(c)
  - Operating leases include rental of facilities at various locations within the United States. These operating leases include the rental of the Company’s call center, warehouse and the office facilities. These operating leases have various maturity dates. The Company currently leases office space from the Chairman and principal shareholder and certain telephone answering service managers pursuant to leases.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $1.5 million for the three months ended March 31, 2008, as compared to approximately $1.7 million for the same period in 2007. During the first quarter of 2008, the cash provided by operating activities was primarily from depreciation and amortization of approximately $1.0 million and net earnings of approximately $0.5 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. Cash provided by operating activities during the first quarter of 2007 were the result of depreciation and amortization of approximately $1.0 million, increase in liabilities of $0.8 million and net earnings of approximately $0.4 million. These amounts were partially offset by an increase in trade receivables of approximately $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 were approximately $0.9 million. The primary component of net cash used in investing activities in the first quarter of 2008 was capital expenditures of approximately $0.7 million. Capital expenditures for the first quarter of 2008 primarily related to the continued production and purchase of the traditional PERS system and the build-out of the Company’s new call center in New Mexico. The primary components of net cash used in investing activities in the first quarter of 2007 were capital expenditures of approximately $0.8 million.

Cash flows for the three months ended March 31, 2008 used in financing activities were approximately $0.3 million compared to $0.4 million for the same period in 2007. The primary component of cash flow used in financing activities in the first quarter of 2008 was the payment of long-term debt of approximately $0.4 million. This was partially offset by the proceeds received on the exercise of stock options of approximately $0.1 million. The primary component of cash flow used in financing activities in the first quarter of 2007 was the payment of long-term debt of approximately $0.5 million, which was partially offset by the proceeds received on the exercise of stock options of approximately $0.2 million. Capital expenditures for the first quarter of 2007 primarily related to the continued production and purchase of the traditional PERS system.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.25 - $3.75 million for the production and purchase of the traditional PERS systems, and telehealth systems, enhancements to its computer operating systems and the production of its pill dispensers (this includes outstanding purchase orders issued to purchase approximately $1.1 million of the traditional PERS systems). This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.2 - $0.4 million of costs relating to research and development of its telehealth product and enhanced pill dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.2 - $0.4 million over the next twelve to eighteen months.

As of March 31, 2008, the Company had approximately $1.2 million in cash and the Company’s working capital was approximately $4.0 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $1,300,000 was outstanding at March 31, 2008.

Off-Balance Sheet Arrangements:

As of March 31, 2008, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company in a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years. The Company also recorded a write-down on the assets affected of approximately $111,000 in the third quarter of 2007.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the three months ended March 31, 2008 and 2007, the Company’s revenue from this contract represented 6% and 7%, respectively, of its total revenue. As of March 31, 2008 and December 2007, accounts receivable from the contract represented 10% of accounts receivable and medical devices in service under the contract represented approximately 13% of medical devices.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis. For the quarter ended March 31, 2008, the Company’s revenue from this contract decreased by approximately $65,000 and this contract’s contribution to net income decreased by approximately $37,000 as a result of this reduced rate.

The Company was notified that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that the Company was the lowest qualified bidder. In April 2008, the Company was notified that the proceeding was completed and it was determined that the Company was the lowest qualified bidder.

The Company has paid approximately $815,000 in licensing fees and associated products in connection with the Company obtaining certain new remote monitoring products. While the Company is confident in the successful completion and sale of these new remote monitoring products, there has been a delay in the manufacturing of these products. Since the Company has capitalized these costs, if the Company does not obtain these products or the Company cannot market or sell the products, the Company would be required to write down all or some of the value of these costs.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on our financial statements or results of operations.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $575,000 as of March 31, 2008, which is equal to 9.0% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $64,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $64,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,849,459 and $9,766,194 at March 31, 2008 and December 31, 2007, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $89,000 and $42,500 for stock-based compensation for the three months ended March 31, 2008 and 2007, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Disclosure

The Company does not hold market risk-sensitive financial instruments, nor does it trade financial instruments for trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At March 31, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and President and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and President and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company was notified that one of the bidders for the contract it was awarded with HRA, New York Merchants Protective Co., Inc. (“Merchants”) filed an Article 78 proceeding on or about August 13, 2007. Merchants was moving to annul the HRA’s disqualification of Merchants as a bidder to provide PERS and to therefore annul the HRA’s contract with the Company. The Article 78 proceeding was filed in the Supreme Court of the State of New York, County of New York. In April 2008, the Company was notified that the proceeding was completed and it was determined that the Company was the lowest qualified bidder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer

During the period covered by this report, the Company purchased an aggregate of 4,663 shares of common stock from certain executives to effect tax withholding from such executives in connection with tax liabilities arising from stock grants. The purchases are delineated by month in the table below.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2008 - January 31, 2008	2,888 (1)	$7.03	0	0
March 1, 2008 - March 31, 2008	1,775 (2)	$5.77	0	0

(1) (i) 1,029 shares were repurchased by the Company from an executive of the Company in connection with the executive’s payment of tax liability arising from a bonus stock grant and (ii) 1,859 shares were repurchased by the Company from an executive of the Company in connection with the executive’s payment of tax liability arising from a non-performance stock grant.

(2) These shares were repurchased by the Company from an executive of the Company in connection with the executive’s payment of tax liability arising from a performance-related stock grant.

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

AMERICAN MEDICAL ALERT CORP.

Dated: May 15, 2008	By:	/s/ Jack Rhian
		Name:	Jack Rhian
		Title:	Chief Executive Officer and President

By:	/s/ Richard Rallo
	Name:	Richard Rallo
	Title:	Chief Financial Officer