Form 10-Q
period 2008-06-30
AMERICAN MEDICAL ALERT CORP
filed 2008-08-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,484,927 shares of $.01 par value common stock as of August 13, 2008.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2008 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2008 and 2007 and cash flows for the six-months ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 13, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,078,336	$911,525
Accounts receivable
(net of allowance for doubtful accounts of $598,000 and $554,000)	5,606,711	5,655,286
Note receivable	27,635	26,954
Inventory	640,123	552,736
Prepaid income taxes	166,077	309,260
Prepaid expenses and other current assets	960,822	941,601
Deferred income taxes	265,000	275,000

Total Current Assets	8,744,704	8,672,362

FIXED ASSETS
(Net of accumulated depreciation and amortization)	11,221,914	10,799,313

OTHER ASSETS
Long-term portion of note receivable	7,127	21,117
Intangible assets
(net of accumulated amortization of $5,034,733 and $4,393,073)	3,636,229	4,232,226
Goodwill (net of accumulated amortization of $58,868)	9,896,438	9,766,194
Other assets	1,777,533	1,462,009
	15,317,327	15,481,546
TOTAL ASSETS	$35,283,945	$34,953,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,311,438	$1,414,419
Accounts payable	1,351,068	1,716,179
Accounts payable - acquisitions	50,140	73,896
Accrued expenses	1,746,875	1,550,283
Current portion of capital lease obligations	43,508	42,015
Deferred revenue	381,942	274,101
Total Current Liabilities	4,884,971	5,070,893

DEFERRED INCOME TAX LIABILITY	937,000	947,000
LONG-TERM DEBT, Net of Current Portion	3,975,000	4,694,316
LONG -TERM Portion of Capital Lease Obligations	10,291	32,425
CUSTOMER DEPOSITS	92,225	81,200
ACCRUED RENTAL OBLIGATION	477,117	446,722
OTHER LIABILITIES	10,000	10,000
TOTAL LIABILITIES	10,386,604	11,282,556

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value - authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 20,000,000 shares; issued 9,472,101 shares in 2008 and 9,385,880 shares in 2007	94,721	93,859
Additional paid-in capital	15,746,900	15,421,227
Retained earnings	9,192,297	8,281,914
	25,033,918	23,797,000
Less treasury stock, at cost (48,573 shares in 2008 and 46,798 in 2007)	(136,577)	(126,335)
Total Shareholders’ Equity	24,897,341	23,670,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,283,945	$34,953,221
See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Services	$18,558,490	$17,401,074
Product sales	616,576	200,568
	19,175,066	17,601,642
Costs and Expenses (Income):
Costs related to services	8,944,634	8,464,967
Costs of products sold	310,708	120,999
Selling, general and administrative expenses	8,379,029	7,736,763
Interest expense	166,868	255,136
Other income	(169,556)	(346,191)

Income before Provision for Income Taxes	1,543,383	1,369,968

Provision for Income Taxes	633,000	596,000

NET INCOME	$910,383	$773,968

Net income per share:
Basic	$.10	$.08
Diluted	$.09	$.08

Weighted average number of common shares outstanding:
Basic	9,411,886	9,232,958

Diluted	9,708,325	9,635,350

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Services	$9,219,378	$8,788,093
Product sales	319,943	110,713
	9,539,321	8,898,806
Costs and Expenses (Income):
Costs related to services	4,397,245	4,222,906
Costs of products sold	159,953	68,792
Selling, general and administrative expenses	4,190,177	3,928,686
Interest expense	64,813	128,621
Other income	(48,893)	(176,459)

Income before Provision for Income Taxes	776,026	726,260

Provision for Income Taxes	318,000	319,000

NET INCOME	$458,026	$407,260

Net income per share:
Basic	$.05	$.04
Diluted	$.05	$.04

Weighted average number of common shares outstanding
Basic	9,417,701	9,261,738

Diluted	9,717,985	9,692,433

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:

Net income	$910,383	$773,968

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,137,026	1,954,628
Stock compensation charge	206,535	144,735
Decrease (increase) in:
Accounts receivable	48,575	(740,987)
Inventory	(87,387)	(196,407)
Prepaid income taxes	143,183	-
Prepaid expenses and other current assets	(19,492)	(228,092)
Increase (decrease) in:
Accounts payable, accrued expenses and other	(127,099)	845,489
Deferred revenue	107,841	73,253

Net Cash Provided by Operating Activities	3,319,565	2,626,587

Cash Flows From Investing Activities:
Expenditures for fixed assets	(1,912,914)	(2,014,778)
Repayment of notes receivable	13,309	12,661
Payment of accounts payable - acquisitions	(73,896)	(171,532)
Deposit on equipment and software	(321,990)	-
Purchase of additional goodwill - American Mediconnect Inc.	(80,103)	(7,542)
Purchase - other intangibles	(45,663)	-
Decrease in other assets	1,683	297,708

Net Cash Used In Investing Activities	(2,419,574)	(1,883,483)

Cash Flows From Financing Activities:
Proceeds from long-term debt	100,000	-
Principal payments under capital lease obligation	(20,641)	(19,249)
Purchase of Treasury Stock	(10,242)	-
Repayment of long-term debt	(922,297)	(663,295)
Proceeds upon exercise of stock options and warrants	120,000	281,932

Net Cash Used In Financing Activities	(733,180)	(400,612)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Net Increase in Cash	$166,811	$342,492

Cash, Beginning of Period	911,525	856,248

Cash, End of Period	$1,078,336	$1,198,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$165,068	$232,199

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$400,312	$408,450

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable due sellers in connection with acquisition	$50,141	$102,309

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals, except for a partial reduction of the Relocation and Employment Assistance Program (REAP) benefit accrual recorded in December 31, 2007. The net effect of this adjustment, which was included in other income, resulted in a reduction in net income of approximately $40,000 for the six and three months ended June 30, 2008) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the six and three months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2007 financial statements.

Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the Securities and Exchange Commission (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of this statement will have a material impact on our financial position or results of operations.

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

The Company granted 25,000 stock options during the six month period ended June 30, 2008. No options were granted during the six month period ended June 30, 2007.

The following tables summarize stock option activity for the six months ended June 30, 2008 and 2007.

	2008
	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	922,273	$4.01
Granted	25,000	6.91
Exercised	(60,000)	2.00
Expired/Forfeited	(15,001)	3.35

Balance at June 30	872,272	$4.24	3.93	$1,482,974

Vested and exercisable	869,772	$4.24	3.93	$1,482,974

	2007
	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,052,818	$4.02
Granted	-	-
Exercised	(43,425)	4.55
Expired/Forfeited	(7,800)	3.37

Balance at June 30	1,001,593	$4.01	4.68	$3,989,604

Vested and exercisable	1,001,593	$4.01	4.68	$3,989,604

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $288,000 and $102,168, respectively. There were 2,500 nonvested stock options outstanding as of June 30, 2008. There were no nonvested stock options outstanding as of June 30, 2007.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended June 30,	Three Months Ended June 30,
	2008	2007
Stock options	$32,500	$-

Stock grants - other	22,878	-
Service based awards	31,068	42,137
Performance based awards	31,196	48,663
Tax benefit	(48,250)	(39,225)
Stock-based compensation expense, net of tax	$69,392	$51,575

	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007
Stock options	$36,250	$-
Stock grants - other	45,756	-
Service based awards	62,137	62,137
Performance based awards	62,392	71,163
Tax benefit	(84,700)	(57,500)
Stock-based compensation expense, net of tax	$121,835	$75,800

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees. These share grants vest immediately.

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost. These shares vest over periods ranging from 3 to 5 years, on December 31 of each year. The Company records the compensation expense on a straight-line basis over the vesting period. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of June 30, 2008 and 2007 there were 31,500 and 12,500 shares vested, respectively. The aggregate grant date fair value of restricted stock grants was $537,100. As of June 30, 2008 and 2007, the Company had $270,688 and $405,350, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.42 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of June 30, 2008 and 2007, 29,750 and 18,000 shares were vested, respectively. As of June 30, 2008 and 2007, there was $538,743 and $705,700, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of 2.50 years.

5.  Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2008 and 2007 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts
Six Months June 30, 2008

Basic EPS - Income available to common stockholders	$910,383	9,411,886	$.10
Effect of dilutive securities - Options and warrants	-	296,439
Diluted EPS - Income available to common stockholders and assumed conversions	$910,383	9,708,325	$.09

Three Months June 30, 2008

Basic EPS -Income available to common stockholders	$458,026	9,417,701	$.05
Effect of dilutive securities - Options and warrants	-	300,284
Diluted EPS - Income available to common stockholders and assumed conversions	$458,026	9,717,985	$.05

Six Months June 30, 2007

Basic EPS - Income available to common stockholders	$773,968	9,232,958	$.08
Effect of dilutive securities - Options and warrants	-	402,392
Diluted EPS - Income available to common stockholders and assumed conversions	$773,968	9,635,350	$.08

Three Months Ended June 30, 2007

Basic EPS -Income available to common stockholders	$407,260	9,261,738	$.04
Effect of dilutive securities - Options and warrants	-	430,695
Diluted EPS - Income available to common stockholders and assumed conversions	$407,260	9,692,433	$.04

6. Goodwill

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the six months ended June 30, 2008 and 2007 are as follows:
Six Months Ended June 30, 2008

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	130,244

Balance as of June 30, 2008	$9,896,438

Six Months Ended June 30, 2007

Balance as of January 1, 2007	$9,532,961
Additional Goodwill	109,891

Balance as of June 30, 2007	$9,642,852

The addition to goodwill during the six months ended June 30, 2008 and 2007 relates to additional purchase price of American Mediconnect, Inc. based primarily on the cash receipts from the clinical trials portion of the business.

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

As of June 30, 2008 and March 31, 2008, the Company was in compliance with its financial covenants in its loan agreement. As of June 30, 2007 and March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement.

8.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the six months ended June 30, 2008 and 2007, the Company’s revenue from this contract represented 6% and 7%, respectively, of its total revenue. As of June 30, 2008 and December 2007, accounts receivable from the contract represented 12% and 10%, respectively, of total accounts receivable. Medical devices in service under the contract represented approximately 12% of medical devices.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis. For the six months ended June 30, 2008, the Company’s revenue from this contract decreased by approximately $130,000 and this contract’s contribution to net income decreased by approximately $74,000 as a result of this reduced rate.

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

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2008 and 2007:

	2008
	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2008
Revenue	$9,778,598	$9,396,468	$19,175,066
Income before provision for income taxes	932,511	610,872	1,543,383
Total assets	16,385,446	18,898,499	35,283,945

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2008
Revenue	$4,941,643	$4,597,678	$9,539,321
Income before provision for income taxes	412,250	363,776	776,026

	2007
	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2007
Revenue	$8,508,792	$9,092,850	$17,601,642
Income before provision for income taxes	538,841	831,127	1,369,968
Total assets	15,447,480	18,560,875	34,008,355

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2007
Revenue	$4,409,487	$4,489,319	$8,898,806
Income before provision for income taxes	360,605	365,655	726,260

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

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the six and three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands (000’s)	2008	%	2007	%	2008	%	2007	%
Revenues
HSMS	4,942	52%	4,410	50%	9,779	51%	8,509	48%
TBCS	4,597	48%	4,489	50%	9,396	49%	9,093	52%

Total Revenues	9,539	100%	8,899	100%	19,175	100%	17,602	100%

Cost of Services and Goods Sold
HSMS	2,149	43%	1,978	45%	4,231	43%	3,910	46%
TBCS	2,408	52%	2,314	52%	5,024	53%	4,676	51%

Total Cost of Services and Goods Sold	4,557	48%	4,292	48%	9,255	48%	8,586	49%

Gross Profit
HSMS	2,793	57%	2,432	55%	5,548	57%	4,600	54%
TBCS	2,189	48%	2,175	48%	4,372	47%	4,416	49%

Total Gross Profit	4,982	52%	4,607	52%	9,920	52%	9,016	51%

Selling, General & Administrative	4,190	44%	3,929	44%	8,379	44%	7,737	44%
Interest Expense	65	1%	129	1%	167	1%	255	1%
Other Income	(49)	(1)%	(177)	(2)%	(169)	(1)%	(346)	(2)%

Income before Income Taxes	776	8%	726	8%	1,543	8%	1,370	8%

Provision for Income Taxes	318		319		633		596

Net Income	458		407		910		774

Note: The percentages for Cost of Services and Goods Sold, Gross Profit and are calculated based on a percentage of revenue.

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $532,000, or 12%, for the three months ended June 30, 2008 as compared to the same period in 2007. The increase is primarily attributed to the following factors:

•
In 2007, the Company entered into an exclusive arrangement with Walgreen to market the Company’s PERS product directly to the consumer. The Company believes this arrangement will positively impact the revenues generated from the HSMS services being provided directly to the consumer. In the three months ended June 30, 2008, the Company recognized increased revenues of approximately $424,000, as compared to the same period in 2007, from this arrangement. The Company anticipates it will continue to see increased growth under this arrangement with Walgreen.

•
The Company continues to realize increased revenues from the sale of its enhanced senior living products to retirement communities. During the three months ended June 30, 2008, the Company generated approximately $209,000 of product sales to retirement communities. In the same period of 2007, the enhanced senior living product was still in development and no sales were generated. The Company anticipates it will continue to see growth from these product sales in 2008.

These increases were partially offset by a decrease of approximately $65,000 of revenues related to a contract executed with the Human Resource Administration (HRA) in 2007 whereby a downward rate adjustment was made.

 TBCS

The increase in revenues of approximately $108,000, or 2%, for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•
The Company experienced minimal revenue growth within its existing telephone answering service businesses for the three months ended June 30, 2008 and realized increased revenue of approximately $108,000, as compared to the same period in 2007. The Company believes that it will see increased growth from this segment in the latter part of 2008, primarily through its patient appointment concierge solutions and its clinical trial recruitment call center services.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods sold increased by approximately $171,000 for the three months ended June 30, 2008 as compared to the same period in 2007, an increase of 9%, primarily due to the following:

•
The Company has incurred additional depreciation expense of approximately $55,000 primarily due to the increased purchases of PERS related products during 2007. The increased purchases are a result of the increase in the number of subscribers online.

•	In relation to the increase in the sales of its enhanced senior living products to retirement communities the Company incurred costs of approximately $105,000.

 TBCS:

Costs related to services and goods sold increased by approximately $94,000 for the three months ended June 30, 2008 as compared to the same period in 2007, an increase of 4%, primarily due to the following:

•
In 2008, the Company incurred additional labor and telephone service costs of approximately $138,000 with the majority of these costs relating to the consolidation of its call center infrastructure. As part of operating nine call centers, in 2007 the Company engaged in a consolidation strategy to leverage its call center infrastructure in an effort to maximize operational efficiencies. The Company has substantially completed the consolidation. As part of this initiative, the Company has incurred these additional costs to ensure a seamless transition. Moving forward, the Company believes this call center consolidation strategy will produce operational and financial efficiencies.

This increase was partially offset by the Company receiving a reduction in the cost of pagers during this period as compared to the same period in 2007, resulting in approximately $30,000 expense savings.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $261,000 for the three months ended June 30, 2008 as compared to the same period in 2007, an increase of 7%. The increase is primarily attributable to the following:

•
In conjunction with various new programs and agreements, the Company has hired additional marketing and sales personnel and increased its internet and television advertising. As a result of this, the Company recorded an increase in these expenses of approximately $318,000. In an effort to grow and expand these programs, the Company anticipates increased marketing, advertising and travel expenses throughout 2008.

There were decreases in selling, general and administrative expenses which arose out of the normal course of business such as both health and business insurance expense.

Interest Expense:

Interest expense for the three months ended June 30, 2008 and 2007 was approximately $65,000 and $129,000, respectively. The decrease of $64,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the three months ended June 30, 2008 and 2007 was approximately $49,000 and $177,000, respectively. Other income for the three months ended June 30, 2008 includes an economic development incentive through the City of Clovis in the amount of $100,000. This amount was partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City. Other income for the three months ended June 30, 2007 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $118,000. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. As of 2008, the Company is eligible to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2008 was approximately $776,000 as compared to $726,000 for the same period in 2007. The increase of $50,000 for the three months ended June 30, 2008 primarily resulted from an increase in the Company's service and product revenues offset by an increase in the Company’s costs related to services and product sales and selling, general and administrative costs.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $1,270,000, or 15%, for the six months ended June 30, 2008 as compared to the same period in 2007. The increase is primarily attributed to the following factors:

•
In 2007, the Company entered into an exclusive arrangement with Walgreen to market the Company’s PERS product directly to the consumer. The Company believes this arrangement will positively impact the revenues generated from the HSMS services being provided directly to the consumer. In the first half of 2008, as compared to the same period in 2007, the Company recognized increased revenues of approximately $689,000 from this arrangement. The Company anticipates it will continue to see increased growth under this arrangement with Walgreen.

•
The Company continues to realize increased revenues from the sale of its enhanced senior living products to retirement communities. During the first half of 2008, the Company generated approximately $407,000 of product sales to retirement communities. In the first half of 2007, the enhanced senior living product was still in development and no sales were generated. The Company anticipates it will continue to see growth from these product sales in 2008.

•
In late 2006, the Company executed a new agreement with a third party Agency whereby PERS were placed online. Since inception, the subscriber base associated with this agreement has grown and accounted for an approximate $182,000 increase in revenue during the first half of 2008 as compared to the same period in the prior year. The Company anticipates that the growth from this new agreement will continue throughout 2008.

These increases were partially offset by a decrease of approximately $130,000 of revenues related to a contract executed with the Human Resource Administration (HRA) in 2007 whereby a downward rate adjustment was made.

 TBCS

The increase in revenues of approximately $303,000, or 3%, for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the following:

•
The Company continues to experience revenue growth within its existing telephone answering service businesses and realized increased revenue of approximately $329,000, as compared to the same period in 2007. This growth is due to the diversification of the Company’s customer base to provide business process improvements to the healthcare sector. This increase was partially offset by a shortfall of revenue relating to the project based clinical trials business in the amount of approximately $26,000.

Based on the demand for US based healthcare communication services and on some of the work which is currently in process, the Company anticipates that there will be continued growth in this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods sold increased by approximately $321,000 for the six months ended June 30, 2008 as compared to the same period in 2007, an increase of 8%, primarily due to the following:

•
The Company has incurred additional depreciation expense of approximately $117,000 primarily due to the increased purchases of PERS related products during 2007. The increased purchases are a result of the increase in the number of subscribers online.

•	In relation to the increase in the sales of its enhanced senior living products to retirement communities the Company incurred costs of approximately $160,000.

 TBCS:

Costs related to services and goods sold increased by approximately $348,000 for the six months ended June 30, 2008 as compared to the same period in 2007, an increase of 7%, primarily due to the following:

•
In the first half of 2008, the Company incurred additional labor and telephone service costs of approximately $373,000 with the majority of these costs relating to the consolidation of its call center infrastructure. As part of operating nine call centers, in 2007 the Company engaged in a consolidation strategy to leverage its call center infrastructure in an effort to maximize operational efficiencies. During the first half of 2008, the Company substantially completed the consolidation. As part of this initiative, the Company was incurred these additional costs to ensure a seamless transition. Moving forward, the Company believes this call center consolidation strategy will produce operational and financial efficiencies.

This increase was partially offset by the Company receiving a reduction in the cost of pagers during the first half of 2008 as compared to the same period in 2007, which in an approximate $50,000 expense savings.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $642,000 for the six months ended June 30, 2008 as compared to the same period in 2007, an increase of 8%. The increase is primarily attributable to the following:

•
In conjunction with various new programs and agreements, the Company has hired additional marketing and sales personnel, increased its internet and television advertising and incurred additional travel expense. As a result of this, the Company recorded an increase in these expenses of approximately $604,000. In an effort to grow and expand these programs, the Company anticipates increased marketing, advertising and travel expenses throughout 2008.

•
The Company incurred increased commissions of approximately $82,000 as a result of two factors. First, in conjunction with the project based clinical trials business, the Company utilizes an outside consulting firm to assist in the generation of customers. As part of this arrangement, the consultant earned approximately $43,000 more in the first quarter of 2008 as compared to 2007. Secondly, the Company incurred approximately $39,000 of increased commissions relating to the HSMS segment as it continues to look to expand its reach in the market place.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as executive and administrative salaries, depreciation and amortization expense which were partially offset by decreases in insurance expense.

Interest Expense:

Interest expense for the six months ended June 30, 2008 and 2007 was approximately $167,000 and $255,000, respectively. The decrease of $88,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the six months ended June 30, 2008 and 2007 was approximately $169,000 and $346,000, respectively. Other income for the six months ended June 30, 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis. In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service. In 2008, the Company plans on continuing its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment. These amounts were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City. Other income for the six months ended June 30, 2007 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $237,000. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. As of 2008, the Company is eligible to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the six months ended June 30, 2008 was approximately $1,543,000 as compared to $1,370,000 for the same period in 2007. The increase of $173,000 for the six months ended June 30, 2008 primarily resulted from an increase in the Company's service and product revenues offset by an increase in the Company’s costs related to services and product sales and selling, general and administrative costs.

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

As of June 30, 2008 and 2007, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of June 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$1,400,000		$1,400,000
Debt (a)	$3,886,438	$1,311,438	$2,575,000
Capital Leases (b)	$53,799	$43,508	$10,291
Operating Leases (c)	$8,201,105	$983,367	$2,529,854	$1,566,546	$3,121,338
Purchase Commitments (d)	$1,270,983	$1,270,983
Interest Expense (e)	$422,296	$230,809	$191,487
Acquisition related Commitment (f)	$50,140	$50,140
Total Contractual Obligations	$15,284,761	$3,890,245	$6,706,632	$1,566,546	$3,121,338

(a)	- Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	- Capital lease obligations related to telephone answering service equipment. These capital lease obligations expire in the second quarter of 2009.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $3.3 million for the six months ended June 30, 2008, as compared to approximately $2.6 million for the same period in 2007. During 2008, the cash provided by operating activities was primarily from depreciation and amortization of approximately $2.1 million and net earnings of approximately $0.9 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. Cash provided by operating activities during 2007 were the result of depreciation and amortization of approximately $2.0 million, increase in liabilities of $0.8 million and net earnings of approximately $0.8 million. These amounts were partially offset by an increase in trade receivables of approximately $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 were approximately $2.4 million and $1.9 million, respectively. The primary component of net cash used in investing activities in 2008 was capital expenditures of approximately $1.9 million. Capital expenditures for 2008 primarily related to the continued production and purchase of the traditional PERS system and the build-out of the Company’s new call center in New Mexico. The primary components of net cash used in investing activities in 2007 were capital expenditures of approximately $2.0 million.

Cash flows for the six months ended June 30, 2008 used in financing activities were approximately $0.7 million compared to $0.4 million for the same period in 2007. The primary component of cash flow used in financing activities in 2008 was the payment of long-term debt of approximately $0.9 million. This was partially offset by the proceeds received from long-term debt of $0.1 million and the exercise of stock options of approximately $0.1 million. The primary component of cash flow used in financing activities in 2007 was the payment of long-term debt of approximately $0.7 million, which was partially offset by the proceeds received on the exercise of stock options of approximately $0.3 million. Capital expenditures for 2007 primarily related to the continued production and purchase of the traditional PERS system.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.25 - $3.75 million for the production and purchase of the traditional PERS systems, and telehealth systems and enhancements to its computer operating systems. This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.1 - $0.3 million of costs relating to research and development of its telehealth product and enhanced pill dispenser. In July 2005, the Company entered into a technology, licensing, development, distribution and marketing agreement with a supplier for its HSMS sector. Pursuant to this agreement the Company anticipates expending approximately $0.2 - $0.4 million over the next twelve to eighteen months.

As of June 30, 2008, the Company had approximately $1.1 million in cash and the Company’s working capital was approximately $3.9 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $1,400,000 was outstanding at June 30, 2008.

Off-Balance Sheet Arrangements:

As of June 30, 2008, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company in a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years. The Company also recorded a write-down o the assets affected of approximately $111,000 in the third quarter of 2007.  Through June 30, 2008, the Company has been reimbursed $194,978.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the six months ended June 30, 2008 and 2007, the Company’s revenue from this contract represented 6% and 7%, respectively, of its total revenue. As of June 30, 2008 and December 2007, accounts receivable from the contract represented 12% and 10% of accounts receivable, respectively, of total accounts receivable. Medical devices in service under the contract represented approximately 12% of medical devices.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s contribution to gross revenues by approximately $270,000 and its contribution to net income by approximately $150,000 on an annual basis. For the six months ended June 30, 2008, the Company’s revenue from this contract decreased by approximately $130,000 and this contract’s contribution to net income decreased by approximately $74,000 as a result of this reduced rate.

The Company was notified that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that the Company was the lowest qualified bidder. In April 2008, the Company was notified that the proceeding was completed and it was determined that the Company was the lowest qualified bidder.

The Company has paid approximately $825,000 in licensing fees and associated products in connection with the Company obtaining certain new remote monitoring products. While the Company is confident in the successful completion and sale of these new remote monitoring products, there has been a delay in the manufacturing of these products. Since the Company has capitalized the these costs, if the Company does not obtain these products or the Company cannot market or sell the products, the Company would be required to write down all or some of the value of these costs.

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

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the Securities and Exchange Commission (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of this statement will have a material impact on our financial position or results of operations.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $598,000 as of June 30, 2008, which is equal to 9.7% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $62,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $62,000.

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

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,896,438 and $9,766,194 at June 30, 2008 and December 31, 2007, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards

On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $207,000 and $133,000 for stock-based compensation for the six months ended June 30, 2008 and 2007, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At June 30, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN MEDICAL ALERT CORP.

Dated: August 14, 2008	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer