Form 10-Q
period 2008-09-30
AMERICAN MEDICAL ALERT CORP
filed 2008-11-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,504,050 shares of $.01 par value common stock as of November 11, 2008.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2008 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2008 and 2007 and cash flows for the nine-months ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 11, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	Dec. 31, 2007
ASSETS
CURRENT ASSETS
Cash	$1,856,103	$911,525
Accounts receivable
(net of allowance for doubtful accounts of $613,000 and $554,000)	5,793,505	5,655,286
Note receivable	27,982	26,954
Inventory	542,487	552,736
Prepaid income taxes	182,643	309,260
Prepaid expenses and other current assets	944,317	941,601
Deferred income taxes	270,000	275,000

Total Current Assets	9,617,037	8,672,362

FIXED ASSETS
(Net of accumulated depreciation and amortization)	10,783,945	10,799,313

OTHER ASSETS
Long-term portion of note receivable	-	21,117
Intangible assets (net of accumulated amortization of $5,326,509 and $4,393,073)	3,364,362	4,232,226
Goodwill (net of accumulated amortization of $58,868)	9,936,778	9,766,194
Other assets	1,844,615	1,462,009
	15,145,755	15,481,546

TOTAL ASSETS	$35,546,737	$34,953,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,308,206	$1,414,419
Accounts payable	1,076,028	1,716,179
Accounts payable – acquisitions	40,340	73,896
Accrued expenses	2,027,069	1,550,283
Current portion of capital lease obligations	42,532	42,015
Deferred revenue	397,465	274,101
Total Current Liabilities	4,891,640	5,070,893

DEFERRED INCOME TAX LIABILITY	942,000	947,000
LONG-TERM DEBT, Net of Current Portion	3,620,000	4,694,316
LONG –TERM Portion of Capital Lease Obligations	673	32,425
CUSTOMER DEPOSITS	103,167	81,200
ACCRUED RENTAL OBLIGATION	492,314	446,722
OTHER LIABILITIES	10,000	10,000
TOTAL LIABILITIES	10,059,794	11,282,556

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,491,916 shares in 2008 and 9,385,880 shares in 2007	94,919	93,859
Additional paid-in capital	15,874,770	15,421,227
Retained earnings	9,653,831	8,281,914
	25,623,520	23,797,000
Less treasury stock, at cost (48,573 shares in 2008 and 46,798 in 2007)	(136,577)	(126,335)
Total Shareholders’ Equity	25,486,943	23,670,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,546,737	$34,953,221

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Services	$27,995,628	$26,033,534
Product sales	850,525	339,778
	28,846,153	26,373,312
Costs and Expenses (Income):
Costs related to services	13,383,462	12,749,276
Costs of products sold	391,291	204,511
Selling, general and administrative expenses	12,769,764	11,805,368
Interest expense	224,073	375,605
Other income	(247,354)	(871,345)

Income before Provision for Income Taxes	2,324,917	2,109,897

Provision for Income Taxes	953,000	913,000

NET INCOME	$1,371,917	$1,196,897

Net income per share:
Basic	$.15	$.13
Diluted	$.14	$.12

Weighted average number of common shares outstanding:
Basic	9,421,121	9,257,776

Diluted	9,702,142	9,708,253

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Services	$9,437,138	$8,632,460
Product sales	233,949	139,210
	9,671,087	8,771,670
Costs and Expenses (Income):
Costs related to services	4,438,828	4,284,309
Costs of products sold	80,583	83,512
Selling, general and administrative expenses	4,390,735	4,068,605
Interest expense	57,205	120,469
Other income	(77,798)	(525,154)

Income before Provision for Income Taxes	781,534	739,929

Provision for Income Taxes	320,000	317,000

NET INCOME	$461,534	$422,929

Net income per share:
Basic	$.05	$.05
Diluted	$.05	$.04

Weighted average number of common shares outstanding
Basic	9,439,592	9,307,412

Diluted	9,689,775	9,854,059

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:

Net income	$1,371,917	$1,196,897

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,231,637	3,127,300
Settlement agreement	-	(425,000)
Stock compensation charge	329,166	266,608
Decrease (increase) in:
Accounts receivable	(138,218)	(641,180)
Inventory	10,249	(274,510)
Prepaid income taxes	126,617	-
Prepaid expenses and other current assets	55,374	(210,905)
Increase (decrease) in:
Accounts payable, accrued expenses and other	(95,806)	1,037,524
Deferred revenue	123,363	180,747

Net Cash Provided by Operating Activities	5,014,299	4,257,481

Cash Flows From Investing Activities:
Expenditures for fixed assets	(2,275,253)	(3,223,272)
Repayment of notes receivable	20,089	19,111
Payment of accounts payable - acquisitions	(73,896)	(171,532)
Deposit on equipment	(449,110)	-
Purchase of additional goodwill - American Mediconnect Inc.	(130,244)	(7,542)
Purchases – other	(65,571)	(296,100)
Decrease in other assets	833	312,751

Net Cash Used In Investing Activities	(2,973,152)	(3,366,584)

Cash Flows From Financing Activities:
Proceeds from long-term debt	100,000	350,000
Principal payments under capital lease obligation	(31,235)	(29,129)
Purchase of Treasury Stock	(10,242)	-
Repayment of long-term debt	(1,280,529)	(1,145,120)
Proceeds upon exercise of stock options and warrants	125,437	386,040

Net Cash Used In Financing Activities	(1,096,569)	(438,209)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net Increase in Cash	$944,578	$452,688

Cash, Beginning of Period	911,525	856,248

Cash, End of Period	$1,856,103	$1,308,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$222,273	$367,500

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$677,455	$719,136

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable due sellers in connection with acquisition	$40,340	$151,160

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals, except for a partial reduction of the Relocation and Employment Assistance Program (REAP) benefit accrual recorded in December 31, 2007, which adjustment, included in other income, had the net effect of a reduction in net income of approximately $40,000 for the nine months ended September 30, 2008) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the nine and three months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2007 financial statements.

Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.

The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP principles. The provisions of FSP SFAS 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its consolidated financial statements, results of operations or cash flows.

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

The Company granted 35,000 stock options during the nine month period ended September 30, 2008. No options were granted during the nine month period ended September 30, 2007.

The following tables summarize stock option activity for the nine months ended September 30, 2008 and 2007.

2008

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value

Balance at January 1	922,273	$4.01
Granted	35,000	6.51
Exercised	(61,600)	2.04
Expired/Forfeited	(17,226)	3.68

Balance at September 30	878,447	$4.25	3.70	$1,030,779

Vested and exercisable	878,447	$4.25	3.70	$1,030,779

2007

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	1,052,818	$4.02
Granted	-	-
Exercised	(71,917)	4.19
Expired/Forfeited	(10,400)	3.92

Balance at September 30	970,501	$4.01	4.39	$4,878,788

Vested and exercisable	970,501	$4.01	4.39	$4,878,788

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $291,523 and $267,479, respectively. There were no nonvested stock options outstanding as of September 30, 2008 and 2007.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended Sept 30,	Three Months Ended Sept 30,
	2008	2007

Stock options	$20,000	$-

Stock grants – other	75,956	23,260
Service based awards	31,069	31,069
Performance based awards	(4,394)	35,468
Tax benefit	(50,300)	(38,000)
Stock-based compensation expense, net of tax	$72,331	$51,297

	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
	2008	2007
Stock options	$56,250	$-

Stock grants – other	121,712	66,771
Service based awards	93,206	93,206
Performance based awards	57,998	106,631
Tax benefit	(135,000)	(114,700)
Stock-based compensation expense, net of tax	$194,166	$151,908

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees. These share grants vest immediately.

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost. These shares vest over periods ranging from 3 to 5 years, on December 31 of each year. The Company records the compensation expense on a straight-line basis over the vesting period. Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of September 30, 2008 and 2007 there were 31,500 and 12,500 shares vested, respectively. The aggregate grant date fair value of restricted stock grants was $537,100. As of September 30, 2008 and 2007, the Company had $239,619 and $363,896, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.20 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives. Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings Before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved. The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest. If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of September 30, 2008 and 2007, 29,750 and 18,000 shares were vested, respectively. As of September 30, 2008 and 2007, there was $543,137 and $599,069, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of 2.25 years.

5.  Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2008 and 2007 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

Nine Months Ended September 30, 2008

Basic EPS - Income available to common shareholders	$1,371,917	9,421,121	$.15
Effect of dilutive securities - Options and warrants	-	281,021
Diluted EPS - Income available to common shareholders and assumed conversions	$1,371,917	9,702,142	$.14

Three Months Ended September 30, 2008

Basic EPS -Income available to common shareholders	$461,534	9,439,592	$.05
Effect of dilutive securities - Options and warrants	-	250,183
Diluted EPS - Income available to common shareholders and assumed conversions	$461,534	9,689,775	$.05

Nine Months Ended September 30, 2007

Basic EPS - Income available to common shareholders	$1,196,897	9,257,776	$.13
Effect of dilutive securities - Options and warrants	-	450,477
Diluted EPS - Income available to common shareholders and assumed conversions	$1,196,897	9,708,253	$.12

Three Months Ended September 30, 2007

Basic EPS -Income available to common shareholders	$422,929	9,307,412	$.05
Effect of dilutive securities - Options and warrants	-	546,647
Diluted EPS - Income available to common shareholders and assumed conversions	$422,929	9,854,059	$.04

6. Other Assets

Included in the Company’s other assets are prepaid licensing fees and other associated costs related to a telehealth based technology initiative to provide the Company with a next generation telehealth platform, which were paid in 2005 and 2006. The technology provider on this initiative has experienced a funding shortfall and will likely not complete the project. Under the Company’s agreement with the technology provider, the Company has the right to take control over the project and complete it, either directly or through a third party entity. If the Company moves forward, the project would require significant capital outlay, which the Company estimates would range between $1,000,000 and $1,500,000 in 2009. The Company has not yet determined if it would provide the capital directly or with contributions from a third party. Under the Company's agreement with the technology provider, the Company shall be credited, against any future royalties due to the technology provider, an amount equal to the Company’s incremental payments to complete the project. While the Company is confident it can complete the project, it may choose to forego the continuation of the project if it determines that it has a superior alternative opportunity to pursue its telehealth interests based on competitive and funding criteria. Since the Company has previously capitalized these costs, if the Company does choose to forego the continuation of the project or the Company determines it cannot market or sell the products, the Company would realize a one-time pre-tax write-down of approximately $815,000. The Company does not expect this write-down would have a material adverse impact on the Company’s revenue streams, working capital or liquidity.

7. Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the nine months ended September 30, 2008 and 2007 are as follows:

Nine Months Ended September 30, 2008

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	170,584

Balance as of September 30, 2008	$9,936,778

Nine Months Ended September 30, 2007

Balance as of January 1, 2007	$9,532,961
Additional Goodwill	158,702

Balance as of September 30, 2007	$9,691,663

The addition to goodwill during the nine months ended September 30, 2008 and 2007 relate to additional purchase price of American Mediconnect, Inc. based primarily on the cash receipts from the clinical trials portion of the business.

8. Long-term Debt:

As of January 1, 2006 the Company had a credit facility arrangement with a bank in the amount of $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable. The term loan is payable in equal monthly principal installments of $50,000 over five years commencing January 2006. The revolving credit line was set to mature in May 2008.

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

As of September 30, 2008, June 30, 2008 and March 31, 2008, the Company was in compliance with its financial covenants in its loan agreement. As of September 30, 2007 the Company was not in compliance with one of its financial covenants in its loan agreement. The lender waived the non-compliance as of such date and entered into an amendment to the credit facility. As of June 30, 2007 and March 31, 2007, the Company was in compliance with its financial covenants in its loan agreement.

9. Other Income:

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement was associated with costs that had primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years. As a result of this agreement, the Company has recorded an amount of $425,000 to Other Income in the third quarter of 2007. As of September 30, 2008, the Company had a balance of $169,912 due from the third party. During the third quarter 2007, the Company recorded a write-down on the assets affected of approximately $111,000 which is reflected in the Cost of Services.

10.  Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the nine months ended September 30, 2008 and 2007, the Company’s revenue from this contract represented 6% and 7%, respectively, of its total revenue. As of September 30, 2008 and December 2007, accounts receivable from the contract represented 9% and 10%, respectively, of total accounts receivable. Medical devices in service under the contract represented approximately 11% of medical devices.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s annual contribution to gross revenues by approximately $270,000 and its annual contribution to net income by approximately $150,000. For the nine months ended September 30, 2008, the Company’s revenue from this contract decreased by approximately $200,000 and this contract’s contribution to net income decreased by approximately $115,000 as a result of this reduced rate.

Subsequent to being awarded the contract, the Company was notified by HRA that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that the Company was the lowest qualified bidder. In April 2008, the Company was notified that the proceeding was completed and it was determined that the Company was the lowest qualified bidder.

11. Segment Reporting:

Effective January 1, 2007, the Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2008 and 2007:

 2008

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2008
Revenue	$14,744,046	$14,102,107	$28,846,153
Income before provision for income taxes	1,315,923	1,008,994	2,324,917
Total assets	16,186,596	19,360,141	35,546,737

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2008
Revenue	$4,965,448	$4,705,639	$9,671,087
Income before provision for income taxes	383,412	398,122	781,534

 2007

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2007
Revenue	$12,848,791	$13,524,521	$26,373,312
Income before provision for income taxes (*)	1,075,845	1,034,052	2,109,897
Total assets	16,393,630	18,819,221	35,212,851

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2007
Revenue	$4,339,999	$4,431,671	$8,771,670
Income before provision for income taxes (*)	537,004	202,925	739,929
* - Amount in HSMS segment includes approximately $314,000 from a settlement agreement described in Note 9 above.

12.   Commitments and Contingencies:

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

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, telehealth/disease management monitoring systems, medication management systems and pharmacy security monitoring systems, and (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”). The Company’s products and services are primarily marketed to the healthcare community, including hospitals, home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations. The Company also offers certain products and services directly to consumers. Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident. The Company provides PERS nationwide to private pay customers, Medicaid programs and healthcare related entities. In 2003, the Company initiated a relationship with a large, west coast managed care organization that recognized the value associated with provisioning PERS to its senior population and contracted with AMAC to roll out its PERS product to its members. Today, the number of PERS units in service under that program has more than doubled. In February 2007, the Company announced it had entered into an exclusive relationship with Walgreen Co. (“Walgreen”) to provide the Company’s flagship PERS under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is currently being offered at Walgreen stores throughout the United States and Puerto Rico. The Company believes the Walgreen relationship will provide a significant opportunity for AMAC to increase its PERS market share through Walgreen’s direct to consumer distribution channel.

In 2001, the Company entered the emerging telehealth market recognizing the opportunity to provide new monitoring technologies to assist healthcare professionals in home-based, health management activities. The Company has made a significant investment in its initial endeavors in the disease management monitoring market. This market focuses on various technologies to permit chronic disease management through remote patient monitoring. During the last several years, the Company has learned how this market functions and has explored a variety of methods of making a meaningful entry into this market. The Company has experienced technical difficulties with certain products supplied by its primary vendor, Health Hero Network, Inc.  In 2007, the Company reached a financial settlement with respect to the technical difficulties associated with the products.

Beginning in 2000, the Company began a program of service diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community.

The Company diversified its products/service mix to include telephony based communication services (previously defined as “TBCS”) for professionals in the healthcare community. The rationale to enter this segment had several components. These include targeting existing customer relationships, leveraging existing infrastructure capability, and establishing an additional significant revenue source. The Company’s entry into the TBCS market was initially accomplished through acquisition and later through internally generated sales growth coupled with acquisitions.

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

The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS divisions, combined with its emphasis on developing products and services in the remote patient monitoring industry, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the nine and three months ended September 30, 2008 and 2007.

In thousands (000’s)	Three Months Ended September 30,				Nine Months Ended September 30,

	2008	%	2007	%	2008	%	2007	%
Revenues
HSMS	4,965	51%	4,340	49%	14,744	51%	12,849	49%
TBCS	4,706	49%	4,431	51%	14,102	49%	13,524	51%

Total Revenues	9,671	100%	8,771	100%	28,846	100%	26,373	100%

Cost of Services and Goods Sold
HSMS	2,063	42%	1,970	45%	6,294	43%	5,881	46%
TBCS	2,456	52%	2,397	54%	7,481	53%	7,073	52%

Total Cost of Services and Goods Sold	4,519	47%	4,367	50%	13,775	48%	12,954	49%

Gross Profit
HSMS	2,902	58%	2,370	55%	8,450	57%	6,968	54%
TBCS	2,250	48%	2,034	46%	6,621	47%	6,451	48%

Total Gross Profit	5,152	53%	4,404	50%	15,071	52%	13,419	51%

Selling, General & Administrative	4,391	45%	4,069	46%	12,769	44%	11,805	42%
Interest Expense	57	1%	121	1%	224	1%	376	1%
Other Income	(78)	(1)%	(525)	(6)%	(247)	(1)%	(872)	(3)%

Income before Income Taxes	782	8%	740	8%	2,325	8%	2,110	8%

Provision for Income Taxes	320		317		953		913

Net Income	462		423		1,372		1,197
Note: The percentages are calculated based on a percentage of revenue.

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $625,000, or 14%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increase is primarily attributed to the following factors:

▪
In 2007, the Company entered into an exclusive arrangement with Walgreen to market the Company’s PERS product directly to the consumer. This arrangement has positively impacted the revenues generated from the HSMS services being provided directly to the consumer. In the three months ended September 30, 2008, the Company recognized increased revenues of approximately $413,000, as compared to the same period in 2007, from this arrangement. The Company anticipates it will continue to see increased growth under this arrangement with Walgreen.

▪
The Company continues to realize increased revenues from the sale of its enhanced senior living products to retirement communities. During the three months ended September 30, 2008, the Company generated an increase of approximately $68,000 of product sales to retirement communities. In the same period of 2007, the enhanced senior living product generated minimal sales as the product was just introduced into the market. The Company anticipates it will continue to see growth from these product sales for the remainder of 2008.

The remaining increase in revenue is from the execution of other new agreements, growth within its existing customer base as well as the acquisition of certain subscriber bases from companies which were providing the PERS service. These increases were partially offset by a decrease of approximately $70,000 in revenues related to a contract executed with the Human Resource Administration (HRA) in 2007 in which a downward rate adjustment was made.

 TBCS

The increase in revenues of approximately $275,000, or 6%, for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

▪
The Company experienced revenue growth within its existing telephone answering service businesses for the three months ended September 30, 2008 and realized increased revenue of approximately $275,000, as compared to the same period in 2007. This growth is due to the diversification of the Company’s customer base to provide business process improvements to the healthcare sector as well as increased business from its existing customer base. The Company believes that it will see increased growth from this segment in the early part of 2009, primarily through its patient appointment concierge solutions and its clinical trial recruitment call center services.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods sold increased by approximately $93,000 for the three months ended September 30, 2008 as compared to the same period in 2007, an increase of 5%, primarily due to the following:

▪
The Company has incurred additional depreciation expense of approximately $55,000 primarily due to the increased purchases of PERS related products during 2007. The increased purchases are a result of the increase in the number of subscribers online.

▪	In relation to the increase in the sales of its enhanced senior living products to retirement communities the Company incurred costs of approximately $37,000.

 TBCS:

Costs related to services and goods sold increased by approximately $59,000 for the three months ended September 30, 2008 as compared to the same period in 2007, an increase of 2%, primarily due to the following:

▪
The Company incurred additional telephone service costs of approximately $51,000 with the majority of these costs relating to an increase of its bandwith capacity at its call centers. As a result of the consolidation to leverage its call center infrastructure and to handle the increased volume, the Company has determined this expansion is necessary to allow for maximized operational efficiencies.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $322,000 for the three months ended September 30, 2008 as compared to the same period in 2007, an increase of 8%. The increase is primarily attributable to the following:

▪
In conjunction with various new programs and agreements, the Company increased its internet and television advertising. As a result of this, the Company recorded an increase in these expenses of approximately $290,000. The Company plans to reduce the level of advertising during the fourth quarter of 2008 and will re-evaluate the advertising levels for 2009.

There were increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting expense and utility expenses which were partially offset by a decrease in bad debt expense and travel and entertainment expenses.

Interest Expense:

Interest expense for the three months ended September 30, 2008 and 2007 was approximately $57,000 and $121,000, respectively. The decrease of $64,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the three months ended September 30, 2008 and 2007 was approximately $78,000 and $525,000, respectively. Other income for the three months ended September 30, 2008 includes an economic development incentive received from the City of Clovis, New Mexico, in the amount of $50,000 associated with the opening of a call center in this location. Other income for the three months ended September 30, 2007 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $118,000. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. As of 2008, the Company is eligible to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision. Additionally, Other Income for the three months ended September 30, 2007 included approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2008 was approximately $782,000 as compared to $740,000 for the same period in 2007. The increase of $42,000 for the three months ended September 30, 2008 primarily resulted from an increase in the Company's service and product revenues offset by an increase in the Company’s costs related to services, product sales and selling, general and administrative costs and a decrease in other income due to a REAP credit and one-time non-recurring credit recognized in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues:

 HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $1,895,000, or 15%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase is primarily attributed to the following factors:

▪
In 2007, the Company entered into an exclusive arrangement with Walgreen to market the Company’s PERS product directly to the consumer. This arrangement has positively impact the revenues generated from the HSMS services being provided directly to the consumer. In the first nine months of 2008, as compared to the same period in 2007, the Company recognized increased revenues of approximately $1,102,000 from this arrangement. The Company anticipates it will continue to see increased growth under this arrangement with Walgreen.

▪
The Company continues to realize increased revenues from the sale of its enhanced senior living products to retirement communities. During the first nine months of 2008, the Company generated an increase in approximately $475,000 of product sales to retirement communities. The sale of the enhanced senior living product did not commence until the third quarter of 2007 and the Company only generated minimal sales. The Company anticipates it will continue to see growth from these product sales for the remainder of 2008.

▪
In late 2006, the Company executed a new agreement with a third party Agency whereby PERS were placed online. Since inception, the subscriber base associated with this agreement has grown and accounted for an approximate $240,000 increase in revenue during the first nine months of 2008 as compared to the same period in the prior year.

These increases were partially offset by a decrease of approximately $200,000 in revenues related to a contract executed with the Human Resource Administration (HRA) in 2007 in which a downward rate adjustment was made.

 TBCS

The increase in revenues of approximately $578,000, or 4%, for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the following:

▪
The Company continues to experience revenue growth within its existing telephone answering service businesses and realized increased revenue of approximately $603,000, as compared to the same period in 2007. This growth is due to the diversification of the Company’s customer base to provide business process improvements to the healthcare sector as well as increased business from its existing customer base. This increase was partially offset by a shortfall of revenue relating to the project based clinical trials business in the amount of approximately $24,000.

Based on the demand for US based healthcare communication services and on some of the work which is currently in process, the Company anticipates that there will be continued growth in this business segment with further expansion into healthcare and hospital organizations and to physicians through its marketing strategies.

Costs Related to Services and Goods Sold:

 HSMS

Costs related to services and goods sold increased by approximately $413,000 for the nine months ended September 30, 2008 as compared to the same period in 2007, an increase of 7%, primarily due to the following:

▪
The Company has incurred additional depreciation expense of approximately $137,000 primarily due to the increased purchases of PERS related products during 2007. The increased purchases are a result of the increase in the number of subscribers online.

▪	In relation to the increase in the sales of its enhanced senior living products to retirement communities the Company incurred costs of approximately $206,000.

▪
The Company incurred increased payroll costs and associated costs of approximately $150,000. The increase in these costs was primarily due to the increase in service and call volume. As the Company subscriber base continues to increase, the Company has experienced corresponding increases in the level of services, including installations and removals, and call volume.

This increase in costs was partially offset by a write down of fixed assets related to the PERS Buddy device in the amount of approximately $111,000 in the third quarter of 2007. No such write-down was recorded in 2008.

 TBCS:

Costs related to services and goods sold increased by approximately $408,000 for the nine months ended September 30, 2008 as compared to the same period in 2007, an increase of 6%, primarily due to the following:

▪
In the first nine months of 2008, the Company incurred additional labor and telephone service costs of approximately $444,000 with the majority of these costs relating to an increase of its bandwith capacity and to non-recurring charges incurred in the consolidation of its call center infrastructure. As part of operating nine call centers, in 2007 the Company engaged in a consolidation strategy to leverage its call center infrastructure in an effort to maximize operational efficiencies. During the first half of 2008, the Company substantially completed the consolidation. As part of this initiative, the Company incurred these additional costs to ensure a seamless transition. Moving forward, the Company believes this call center consolidation strategy will produce operational and financial efficiencies.

This increase was partially offset by the Company receiving a reduction in the cost of pagers during the first half of 2008 as compared to the same period in 2007, which in an approximate $46,000 expense savings.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $964,000 for the nine months ended September 30, 2008 as compared to the same period in 2007, an increase of 8%. The increase is primarily attributable to the following:

▪
In conjunction with various new programs and agreements, the Company increased its internet and television advertising. As a result of this, the Company recorded an increase in these expenses of approximately $683,000. The Company plans to reduce the level of advertising during the fourth quarter of 2008 and will re-evaluate the advertising levels for 2009.

▪
In conjunction with the continued further development of the Company’s next generation pill dispenser, the Company has incurred approximately $98,000 of increased costs. The Company is in the final stages of development and anticipates that the product will be ready for commercialization in either late 2008 or the early 2009.

▪
The Company has recorded approximately $106,000 of increased depreciation as compared to the same period in the prior year. This is primarily the result of the build out of its new call center in New Mexico as well as additional purchases of new telephone systems and computer hardware and software.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as consulting and utility expense which were partially offset by decreases in bad debt expense.

Interest Expense:

Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $224,000 and $376,000, respectively. The decrease of $152,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the nine months ended September 30, 2008 and 2007 was approximately $247,000 and $872,000, respectively. Other income for the nine months ended September 30, 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $240,000. In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service. In 2008, the Company plans on continuing its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment. These amounts were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City. Other income for the nine months ended September 30, 2007 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $237,000. In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company will be refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes. As of 2008, the Company is eligible to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision. Additionally, Other Income for the nine months ended September 30, 2007 includes approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2008 was approximately $2,325,000 as compared to $2,110,000 for the same period in 2007. The increase of $215,000 for the nine months ended September 30, 2008 primarily resulted from an increase in the Company's service and product revenues offset by an increase in the Company’s costs related to services and product sales, selling, general and administrative costs and a decrease in other income due to a REAP credit and one-time non-recurring credit recognized in 2007.

Liquidity and Capital Resources

As of January 1, 2006 the Company had a credit facility arrangement with a bank in the amount of $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable in equal monthly principal installments of $50,000 over five years commencing January 2006. The revolving credit line was set to mature in May 2008.

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

As of September 30, 2008, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$1,400,000		$1,400,000
Debt (a)	$3,528,206	$1,308,206	$2,220,000
Capital Leases (b)	$43,205	$42,532	$673
Operating Leases (c)	$8,105,308	$1,082,986	$2,540,239	$1,559,327	$2,922,756
Purchase Commitments (d)	$1,195,442	$1,195,442
Interest Expense (e)	$323,896	$191,483	$132,413
Acquisition related Commitment (f)	$40,340	$40,340
Total Contractual Obligations	$14,636,397	$3,860,989	$6,293,325	$1,559,327	$2,922,756

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)	– Capital lease obligations related to telephone answering service equipment. These capital lease obligations expire in the second quarter of 2009.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $5.0 million for the nine months ended September 30, 2008, as compared to approximately $4.3 million for the same period in 2007. During 2008, the cash provided by operating activities was primarily from depreciation and amortization of approximately $3.2 million and net earnings of approximately $1.4 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses. Cash provided by operating activities during 2007 were the result of depreciation and amortization of approximately $3.1 million, increase in liabilities of $1.0 million and net earnings of approximately $1.2 million. These amounts were partially offset by an increase in trade receivables of approximately $0.6 million and the execution of a settlement agreement of approximately $0.4 million.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 were approximately $3.0 million and $3.4 million, respectively. The primary component of net cash used in investing activities in 2008 was capital expenditures of approximately $2.3 million. Capital expenditures for 2008 primarily related to the continued production and purchase of the traditional PERS system and the build-out of the Company’s new call center in New Mexico. The primary components of net cash used in investing activities in 2007 were capital expenditures of approximately $3.2 million.

Cash flows for the nine months ended September 30, 2008 used in financing activities were approximately $1.1 million compared to $0.4 million for the same period in 2007. The primary component of cash flow used in financing activities in 2008 was the payment of long-term debt of approximately $1.3 million. This was partially offset by the proceeds received from long-term debt of $0.1 million and the exercise of stock options of approximately $0.1 million. The primary component of cash flow used in financing activities in 2007 was the payment of long-term debt of approximately $1.1 million, which was partially offset by the proceeds received on the exercise of stock options of approximately $0.4 million and the proceeds received from long-term debt of approximately $0.4 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $3.00 – $3.50 million for the production and purchase of the traditional PERS systems, and telehealth systems and enhancements to its computer operating systems. This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.1 - $0.3 million of costs relating to research and development of its telehealth product and enhanced pill dispenser.

As of September 30, 2008, the Company had approximately $1.9 million in cash and the Company’s working capital was approximately $4.7 million. The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $1.4 million was outstanding at September 30, 2008.

Off-Balance Sheet Arrangements:

As of September 30, 2008, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

Other Factors:

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company in a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. The Company anticipates receiving this reimbursement over approximately two years. The Company also recorded a write-down on the assets affected of approximately $111,000 in the third quarter of 2007. Through September 30, 2008, the Company has been reimbursed $255,192.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP"). The Company has been operating since 1993 with a contract, and related extensions, to provide HCSP with these services. During the nine months ended September 30, 2008 and 2007, the Company’s revenue from this contract represented 6% and 7%, respectively, of its total revenue. As of September 30, 2008 and December 2007, accounts receivable from the contract represented 9% and 10% of accounts receivable, respectively, of total accounts receivable. Medical devices in service under the contract represented approximately 11% of medical devices.

In September 2006, Human Resource Administration (“HRA”) issued a bid proposal relating to the providing of the PERS services which are the subject of the Company’s contract. In October 2007, the Company was informed they were awarded the contract with respect to this proposal and executed such contract. The contract term is two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms. Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The estimated impact of this lower rate is to reduce this contract’s annual contribution to gross revenues by approximately $270,000 and its annual contribution to net income by approximately $150,000. For the nine months ended September 30, 2008, the Company’s revenue from this contract decreased by approximately $200,000 and this contract’s contribution to net income decreased by approximately $115,000 as a result of this reduced rate.

Subsequent to being awarded the contract, the Company was notified that one of the bidders has filed an Article 78 proceeding seeking a reversal of HRA's determination that the Company was the lowest qualified bidder. In April 2008, the Company was notified that the proceeding was completed and it was determined that the Company was the lowest qualified bidder.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP principles. The provisions of FSP SFAS 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its consolidated financial statements, results of operations or cash flows.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectibility of its accounts receivable. The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, the Company considers its historical level of credit losses. The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $613,000 as of September 30, 2008, which is equal to 10% of total accounts receivable. While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate. For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported pre-tax net income of approximately $64,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported pre-tax net income by approximately $64,000.

Fixed Assets
Fixed assets are stated at cost. Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses have not been required. Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results. A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income. If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and pre-tax net income would decrease by approximately $185,000 per annum. Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and pre-tax net income would increase by approximately $145,000 per annum.

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests. To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts. The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,936,778 and $9,766,194 at September 30, 2008 and December 31, 2007, respectively. If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards
On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $329,000 and $266,000 for stock-based compensation for the nine months ended September 30, 2008 and 2007, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The Company does not hold market risk-sensitive instruments for trading or other than trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally nine months to one year, at contracted prices. At September 30, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities. Interest on the outstanding balances on our term loan and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively. Our ability to carry out our business plan to finance future working capital requirements and acquisitions of TBCS businesses may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors set forth below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 31, 2008 with the Securities and Exchange Commission.

Our business may be adversely impacted by our investment in the licensing of new remote monitoring products.

In 2005 and 2006, the Company paid and capitalized prepaid licensing fees and other associated costs related to a telehealth based technology initiative to provide the Company with a next generation telehealth platform. These fees and costs are included on the Company’s balance sheet under “Other Assets.” The technology provider on this initiative has experienced a funding shortfall and will likely not complete the project. Under the Company’s agreement with the technology provider, the Company has the right to take over the project and complete it, either directly or through a third party entity. If the Company moves forward, the project would require a significant capital outlay in 2009, which the Company estimates to be between $1,000,000 and $1,500,000. The Company has not yet determined whether it will provide the capital directly or with contributions from a third party. Under the Company’s agreement with the technology provider, the Company shall be credited, against any future royalties due to the technology provider, an amount equal to the Company’s incremental payments to complete the project. While the Company is confident that it could complete the project, the Company may choose to forego the continuation of the project if it has a superior alternative opportunity to pursue its telehealth interests, based on competitive and funding criteria. Since the Company has previously capitalized these costs, if the Company foregoes the continuation of the project or the Company determines it cannot market or sell the products, the Company would realize a one-time pre-tax write-down of approximately $815,000. The Company does not expect this write-down would have a material adverse impact on the Company’s revenue streams, working capital or liquidity. This disclosure updates a risk factor in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in the general economic environment may impact our future business and results of operations.

Current economic conditions, including the credit crisis affecting global financial markets and the possibility of a global recession, could adversely impact the Company’s future business and financial results. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, increased pressure on the prices of the Company’s products, increased number of days to collect outstanding receivables and/or increased bad debts on outstanding receivables, and greater difficulty in obtaining necessary financing on favorable terms.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 26, 2008, the Company held its 2008 Annual Meeting of Shareholders (the “2008 Meeting”).

At the 2008 Meeting, the Company’s shareholders (i) elected seven (7) directors to serve until the 2009 Annual Meeting of Shareholders and until their successors shall be elected and qualified and (ii) ratified the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008.

1.	The vote with respect to the election of seven (7) directors was as follows:

Name	For	Authority Withheld
(a) Howard M. Siegel	8,296,705	42,289
(b) Jack Rhian	8,297,183	44,811
(c) Frederick S. Siegel	8,297,983	44,011
(d) Ronald Levin	8,262,183	79,811
(e) Yacov Shamash	8,297,183	44,811
(f) John S.T. Gallagher	8,297,183	44,811
(g) Gregory Fortunoff	8,296,583	45,411

2.	The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008, was approved by the following vote:

For	Against	Abstain
8,284,542	46,966	10,486

Item 6. Exhibits.

No.	Description

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

AMERICAN MEDICAL ALERT CORP.

Date: November 13, 2008	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer