Form 10-K
period 2008-12-31
AMERICAN MEDICAL ALERT CORP
filed 2009-03-31
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Exact name of registrant as specified in its charger)

New York	11-2571221
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3265 Lawson Boulevard, Oceanside, New York	11572
(Address of Principal Executive Offices)	(Zip Code)

(516) 536-5850
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of the last day of the registrant's most recently completed second fiscal quarter, was $39,656,264.
Aggregate number of shares of Common Stock outstanding as of March 24, 2009: 9,487,579

PART I

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes, our contract with the City of New York, and product liability risks.  Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Item 1.    BUSINESS

Overview:

American Medical Alert Corp. (“AMAC” or the “Company”) was formed in 1981 as a New York corporation. The Company’s principal business is the provision of healthcare communication and monitoring services.  These services are reported through two operating segments. The first segment, Health Safety and Monitoring Services (“HSMS”), is comprised of the development and marketing of remote patient monitoring technologies that include personal emergency response systems, medication reminder and dispensing systems, telehealth/disease management technologies and safety monitoring systems to pharmacies. The second segment, Telephony Based Communication Services (“TBCS”), includes the provision of centralized call center solutions primarily to the healthcare community including traditional after hours services, “Daytime Services” applications, and clinical trial recruitment call center services and administration.  The Company’s products and services are primarily marketed to the healthcare community, including hospitals, home care, durable medical equipment, medical facility, hospice, pharmacy, managed care and other healthcare oriented organizations.  The Company also offers certain products and services directly to consumers.

HSMS
Until 2000, the Company’s principal business was the marketing of personal emergency response systems (“PERS”), a device that allows a patient to signal an emergency response center for help in the event of a debilitating illness or accident.  The PERS business was the entry point for the Company into the healthcare field, permitting the Company to establish a network of customers and strategic alliances which served as the foundation for the Company's expansion remote patient monitoring.

As part of its expansion strategy, in 1999, the Company secured certain exclusive rights to a medication reminder appliance which is marketed by the Company under the name Med-Time®. This natural adjunct to PERS proved to be strategically advantageous. Medication non-adherence currently costs an estimated $100 billion annually in the United States and accounts for 10 percent of hospital admissions.  The Company marketed an early version of Med-Time for several years.  Realizing the greater opportunity to expand upon our monitoring capabilities, the Company embarked upon the development of a new system that would allow for greater medication adherence oversight.  In 2008, the Company pre-launched MedSmart™ its next generation solution. MedSmart improves adherence to medication regimens and reduces the risk of dosing errors improving clinical outcomes and quality of life.

Rounding out AMAC’s remote patient monitoring portfolio, in 2001, the Company entered the telehealth market, a market in its embryonic stage, after consideration of the opportunity to provide new technologies to assist healthcare professionals in home-based, health management activities. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition associated with incorporating disease management technologies into a patient’s plan of care. In 2008, The Company added to its telehealth offering by becoming the first US channel market distributor of the Intel® Health Guide. The Intel® Health Guide is a comprehensive personal health system that promotes greater patient engagement and more efficient care by combining an in-home patient device with an online interface, thus allowing clinicians to monitor patients and remotely manage care. The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.

TBCS
Beginning in 2000, the Company began a program of product diversification and customer base expansion to decrease its reliance on a single product line by marketing complementary call center and monitoring services to the healthcare community.  This diversification program began with the acquisition of the Company's first telephone answering service business, known as HCI in 2000.  Since that time the Company has expanded its telephone answering service business through nine (9) acquisitions and internally generated growth.

In order to accommodate the planned growth of this business, the Company has built or acquired nine communication centers. The Company has since consolidated its TBCS operation on to three equipment hubs and six satellite offices. The purpose of this effort is to link each of the locations in order to leverage the Company’s overall scope, scale and capability.  The Company’s acquisition strategy has allowed it to become a national provider of healthcare communication services.

In 2006, the Company broadened its capabilities to service specialized allied healthcare providers including hospitals, home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by its TBCS client base. In response to these expressed needs, the Company developed and implemented various specialized healthcare communication solutions that have resulted in the execution of numerous multi-year service contracts for the provision of these services. These solutions continue to create significant opportunities for long-term revenue growth.

In 2008, the Company focused special attention to revamp its PhoneScreen operation and business development efforts. This effort resulted in embedding this operation into the Company’s consolidated call center and IT infrastructure. This service specialty is now poised to accept greater volumes of work and is being well received by large pharmaceutical companies and clinical trial recruitment organizations.

For the fiscal year ended December 31, 2008, HSMS accounted for 51% of the Company’s revenue and TBCS accounted for 49% of the Company’s revenue.

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

The Company’s financial model is the generation of monthly recurring revenues (“MRR”). Under this model, each operating segment generates prescribed monthly fees for services and equipment rendered throughout the duration of a service agreement.  For the year ended December 31, 2008, approximately 92% of the Company’s revenue was generated from MRR.  The remaining 8% of revenue was derived from its clinical trial projects, installation charges and product sales.

B.           Products and Services

1.	Health and Safety Monitoring Systems (HSMS)

This operating segment focuses on the marketing of health monitoring systems and monitoring services to enhance healthcare delivery and provide 24/7 medical emergency communications.

The ongoing objective of the HSMS division is to create a compelling value proposition through a single monitoring dashboard. This RPM dashboard provides a single source for AMAC’s customers to access a broad spectrum of technologies, from rudimentary to sophisticated, to deliver individualized, cost effective monitoring as a patient’s needs evolve.

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

The PERS product line is distributed to the subscriber base through five primary marketing channels: AMAC’s Private Pay Program; Third Party Reimbursed Programs; the Distributor Network, made up of Direct Service Providers; the Purchase and Monitoring Program; and SafeCom, Pharmacy Security Systems.

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

Third Party Reimbursed Programs:  The Company’s PERS are on the Centers for Medicare and Medicaid list of approved monitoring devices. Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded home care services programs. AMAC believes that the use of home care as an alternative to institutional care will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products. In 2008, 11% of AMAC’s revenue was derived from contracts with Medicaid reimbursed programs for PERS services. These programs operate under a rental and monitoring agreement under which there is an installation fee and monthly service fee per subscriber billed to the appropriate agency.

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

Purchase and Monitoring Program (“PMP”):  AMAC’s VoiceCare system is also utilized by assisted living and senior housing facilities to offer additional protection to elderly residents. Facilities operate under a PMP Agreement whereby all necessary equipment is purchased. The facilities provide primary monitoring for their residents and some employ AMAC’s ERC to serve as their back-up center. In 2006 the Company released ResiLink, an enhanced software package for its facility monitoring platform.  The software supports senior living facility personnel in managing residential monitoring activities. Enhancements include new reporting capabilities, detailed identification of PERS signals, and support utilities.  Additionally, in 2007, the Company commenced research and development related to improving its facility-based PERS product hardware offerings.  The Company launched the Model 1100 residential system in November 2007.

SAFECOM, INC. - Pharmacy Security Monitoring Systems

SafeCom, Inc. (previously defined as “SafeCom”) offers monitoring technology products and safety monitoring to drug stores, 24-hour pharmacies and national and regional retailers. In 2008, SafeCom represented 2% of the Company’s gross revenue. Under the Silent Partner brand, the Company provides safety, environmental and device functionality monitoring systems and services integrating key aspects of audio technology and access control.

Medication Adherence Appliances
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

MedSmart™

One in two patients do not take their medications as prescribed, costing the United States $300 billion per year in unnecessary healthcare costs and lost revenue. 84% cite simple forgetfulness as the reason. MedSmart is a powerful solution that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens.

Easy to set up and use, MedSmart improves adherence to medication regimens and reduces the risk of missed doses and overdosing errors to improve clinical outcomes and quality of life. At prescribed times during the day; MedSmart will beep, flash and rotate, making the proper pills available for consumption. Just flip the device over and the correct pills will be dispensed, while all other doses remain safe and secure.

With MedSmart‘s innovative event reporting and notification option, family caregivers and healthcare professionals can proactively support independent living. MedSmart’s docking base serves as the gateway for remote programming and event reporting. When connected to a household phone, MedSmart transmits device and dispensing history to a secure server supported with a web application for review by authorized individuals. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements. The ability to communicate these events creates a new capability easily track adherence, proactively modify behavior and improve compliance. The value proposition of this high touch enhancement can be experienced by all stakeholders in healthcare delivery. With proper prescription adherence:

•	individuals have better outcomes;
•	treatments plans are more effective;
•	pharmaceutical companies and pharmacies have improve operating results; and
•	payors reduce claims exposure because diseases are managed more effectively.

In 2009, the Company is planning to commence a comprehensive communications strategy to increase national awareness of medication non-adherence, its negative financial and sociological impact on managing care and AMAC’s MedSmart solution. The Company believes it can demonstrate a value proposition including, but not limited to reducing costs associated with non adherence related hospitalizations, improving disease management outcomes and increasing pharmacy script yield to every stakeholder in the care delivery system.

Medication adherence appliances are currently marketed through DSP relationships. The Company intends to expand it marketing footprint through its primary marketing channels and is reviewing retail and direct to consumer opportunities.

2.           Telephony Based Communication Services (TBCS)

The Company provides TBCS to physicians, hospitals, homecare providers, hospices and other healthcare organizations at two communication centers under the brand names H-LINK® OnCall, Live Message America (“LMA”), North Shore Answering Service ("NSAS"), Answer Connecticut Acquisition Corp. ("ACT"), MD OnCall Acquisition Corp. (“MD OnCall”) and American Mediconnect Acquisition Corp. (“AMI”) which includes the brands American Mediconnect and PhoneScreen.  At 2008 year end, the TBCS segment accounted for 49% of the Company’s gross revenue.

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

The Company has completed ten acquisitions to date. For 2009, the Company will primarily focus on growing this segment through internally driven sales and marketing efforts.

3.           Production/Purchasing

The Company outsources the manufacturing and final assembly of its core product lines.  Sources are selected through competitive bids, past performance and accessibility to the engineering process.  Although the Company currently maintains favorable relationships with its vendors, the Company believes that, in the event any such relationship were to be terminated, the Company would be able to engage the services of alternative vendors as required to fulfill its needs without any material adverse effect to the Company’s operations.  With the exception of several proprietary components, which are manufactured to the Company’s specifications, the manufacturing of the Company’s product lines requires the use of generally available electronic components and hardware.  Product and technology currently provided by Health Hero Network Inc. (“HHN”) related to the Company's telehealth business are considered a sole source supply arrangement, and the Company could require the use of significant funds and resources in the event HHN did not continue to provide these supplies to the Company.

4. Call Centers

As of March 2009, the Company operates nine (9) call centers:

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

This site serves as the call center for telephone answering services provided by the Company’s LMA subsidiary and services the Company’s Southern New Jersey and Philadelphia customer base.  Upon completion of the 2006 upgrade, this center is compatible with the Long Island City, New York call center.  This upgrade allows for significant additional service capability, providing eventual redundancy and overflows as well as single site operational capability during selected time periods to further realize operational efficiencies.

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

This site serves as a second call center location primarily to support AMAC’s ERC center, H-LINK OnCall and Phone Screen client base.

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

E.           Research and Development

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2008, the Company plans to continue to enhance its disease management monitoring platform and medication management solution.  Expenditures for research and development for the years ended December 31, 2008, 2007 and 2006 were $329,707 $304,365 and $240,487, respectively, and are included in selling, general and administrative expenses.  In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products as well as the development of new products and services specifically addressing disease management.

F.           Impact of Government Regulations

The Company derives approximately 11% of its revenues from various Medicaid programs.  Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services. On the other hand, new reimbursement programs such as those described in TH/DMM section could provide significant additional sources of reimbursement from government entitlements. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.  At the present time, the Company is unaware of any such government legislative initiatives.

The Privacy Rule under the Health Insurance Portability and Accountability Act (“HIPAA”) went into effect in April 2003. These regulations relate to the privacy of patient health information. To comply with the Privacy Rule, the Company executed required Business Associate Agreements with its business partners and vendors, appointed a Privacy Officer, established policies, procedures and training standards, and began to assess its preparedness for the HIPAA Security Standards.

The Company’s PERS and related equipment is subject to approvals under the rules of the Federal Communications Commission (“FCC”) pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68).  The Company submits all new product models for approval as required under the rules of the FCC.

G.          Competition

In each business segment, AMAC faces competition, both in price and service from national, regional and local service providers of PERS, TH/DMM, telephone answering service and security monitoring systems.  Price, quality of services and, in some cases, convenience are generally the primary competitive elements in each segment.

HSMS

The Company’s competition within the HSMS segment includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies.  The Company’s market research estimates that approximately 20-30 companies are providers of competitive PERS products, 15-20 companies are providers of TH/DMM and 5-10 companies are providers of medication management systems.    We believe PERS competitors serve in aggregate approximately 800,000 individuals under the PERS product line. As of December 31, 2008, AMAC monitored approximately 66,000 subscribers. Because TH/DMM is a new field of healthcare services, clear data of actual number of users is unavailable. Some of the Company’s competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources.  The Company’s competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and direct marketing to consumers.

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

H.           Employees

As of March 24, 2009, the Company employed 528 persons who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research.  The Company is not a party to any collective bargaining agreement with its employees.  The Company considers its relations with its employees to be good.

I.           Financial Information about Segments

Financial information about our operating segments can be found in Note 13 to the financial statements included as part of this annual report on Form 10-K, beginning on page F-27.

Item 1A.	RISK FACTORS

Risks associated with our business

Our business may be adversely impacted by new government regulations or changes to current government regulations.

We derive approximately 11% of our revenues from Medicaid reimbursed programs.  Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS.  Our revenue, operating margin and profitability could be adversely affected by new laws and/or regulations, or changes in the interpretation of existing laws and/or regulations, or reductions in funding or imposition of additional limits on reimbursements.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The impact of this lower rate resulted in a reduced contribution to gross revenues of approximately $265,000 and $70,000, and a reduced contribution to net income of approximately $160,000 and $40,000 in 2008 and 2007, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company’s revenue from the contract related to HCSP represented 6%, 7% and 8% respectively, of its total revenue.

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

As of March 24, 2009, an aggregate of 2,614,743 of the outstanding shares of our common stock are “restricted securities,” as that term is defined in Rule 144 under the federal securities laws.  These restricted securities may be sold only pursuant to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities laws provisions.  Rule 144 permits the sale of restricted securities by any person (whether or not an affiliate of the Company) after six months, at which time the sales by affiliates can be made subject to Rule 144’s volume and other limitations and the sales by non-affiliates can be made without regard to Rule 144’s volume and other limitations, other than the limitation regarding public information set forth in Rule 144(c) for an additional six months.  In general, an “affiliate” is a person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with the Company.  The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 877,235 shares are issuable pursuant to currently exercisable options which, upon exercise, would further add to the number of outstanding shares of common stock.  Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As described below, the Company leases multiple facilities that the Company believes are satisfactory and suitable for their intended uses.

The Company’s executive offices are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Chief Advisor of the Company, who owns this facility.  In February 1998, the lease for this facility and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the “1995 Lease”).  The 1995 Lease was subsequently amended through December 31, 2009 under the same terms and conditions.  The 1995 Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses.

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

The Company maintains a marketing and administrative office in Tinley Park, Illinois.  The Company leases approximately 1,700 square feet of space from an unaffiliated third party pursuant to a five-year lease, which expired on April 30, 2005.  In May 2005, the Company renewed its lease for an additional three years through April 30, 2008 and subsequently extended the lease through April 30, 2009.  The lease currently calls for minimum annual rentals of $28,280.

The Company maintains a marketing and administrative office in Centennial, Colorado.  The Company leased approximately 775 square feet of space from an unaffiliated party pursuant to a six month lease, which expired on April 30, 2008.  The Company currently leases this space on a month to month basis at a charge of $1,050 per month.

The Company maintains a marketing and administrative office in Redondo Beach, California.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a month to month lease.  The lease provides for monthly rents of $2,695.

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

The Company maintains a telephony based call center in Rockville, Maryland.  The Company leases approximately 2,500 square feet of space from an unaffiliated party pursuant to a lease which expired on December 31, 2006 and was subsequently amended through September 30, 2008.  The Company is now on a month to month basis at a charge of $3,250 per month.

The Company maintains a telephony based call center in Chicago, Illinois.  The Company leases approximately 4,500 square feet of space from an affiliated party pursuant to a lease which expires on November 30, 2008 and was subsequently amended through November 30, 2009.  The lease calls for minimum annual rentals of $71,760.

The Company opened and maintains a telephony based call center, primarily to support H-LINK OnCall and Phone Screen client base, in Clovis, New Mexico.  They are currently leasing space on a month to month basis for $2,000 per month.  During 2007, the Company entered into an operating lease agreement with an unaffiliated third party to lease new space of approximately 6,600 square feet in Clovis, New Mexico.  The lease term is for three years and commenced on April 17, 2008, the date in which the Company took possession of the premises.  The lease calls for minimal annual rentals of $27,000.

Item 3	LEGAL PROCEEDINGS.

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

		High	Low

2008	First Quarter	$7.83	$5.26
	Second Quarter	7.03	5.77
	Third Quarter	6.51	5.05
	Fourth Quarter	5.15	3.15

2007	First Quarter	$6.74	$5.83
	Second Quarter	8.16	5.70
	Third Quarter	9.94	8.43
	Fourth Quarter	9.73	6.79

Holders

As of March 24 2009, there were 283 record holders of the Company's Common Stock.

Dividends

The Company did not pay dividends on its Common Stock during the two years ended December 31, 2008 and 2007 and does not anticipate paying dividends in the foreseeable future. Pursuant to the Company’s credit facility arrangement, the Company is prohibited from declaring and paying any dividends until such time that the loans under the credit facility have been satisfied in full.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is presented in Item 12 of Part III of this annual report on Form 10-K.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Composite Market Index (U.S. Companies) and the NASDAQ Healthcare Index for the period commencing on December 31, 2003 and ending on December 31, 2008.

Comparison of Cumulative Total Return from December 31, 2003 through December 31, 2008:

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company. This data should be read in conjunction with the Consolidated Financial Statements and related Notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Years Ended December 31,	2008	2007	2006	2005	2004

Selected Statement of Operations Data
Revenue:
Service	$37,317,274	$35,054,093	$30,406,636	$22,176,799	$18,852,925
Product	1,269,546	591,172	387,752	270,843	275,078
Total Revenue	$38,586,820	$35,645,265	$30,794,388	$22,447,642	$19,128,003

Net Income	$1,439,601	$1,514,232	$1,262,529	$932,436	$410,606

Net Income Per Share - Basic	$0.15	$0.16	$0.14	$0.11	$0.05
Net Income Per Share - Diluted	$0.15	$0.16	$0.13	$0.10	$0.05

Weighted Average Number of Common Shares:
Basic	9,426,912	9,276,712	8,948,328	8,452,435	7,903,267
Diluted	9,670,563	9,732,386	9,386,142	9,124,905	8,478,824

Selected Balance Sheet Data as of December 31
Total Assets	$34,366,264	$34,953,221	$32,607,745	$26,595,336	$19,501,016
Long-term Liabilities	$4,646,708	$6,211,663	$7,233,964	$3,715,626	$1,887,416
Shareholders’ Equity	$25,551,177	$23,670,665	$21,345,190	$18,383,926	$15,277,899

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 1999, the Company secured certain exclusive rights to a medication reminder appliance which is marketed by the Company under the name Med-Time®. The Company marketed this version of Med-Time® for several years. Realizing the greater opportunity to expand upon our monitoring capabilities the Company embarked upon the development of a new system that would allow for greater medication adherence oversight.  In 2008 the Company pre-launched MedSmart™, its next generation solution. MedSmart improves adherence to medication regimens and reduces the risk of dosing errors improving clinical outcomes and quality of life

In 2001, the Company entered the telehealth market, a market in its embryonic stage, after consideration of the opportunity to provide new technologies to assist healthcare professionals in home-based, health management activities. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition associated with incorporating disease management technologies into a patient’s plan of care. In 2008, The Company added to its telehealth offering by becoming the first US channel market distributor of the Intel® Health Guide. The Intel® Health Guide is a comprehensive personal health system that promotes greater patient engagement and more efficient care by combining an in-home patient device with an online interface, thus allowing clinicians to monitor patients and remotely manage care. The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.

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

The Company has since further expanded its communication infrastructure and capacity and now operates a total of nine communication centers in Long Island City and Port Jefferson, New York, New Jersey, Maryland, Connecticut, Massachusetts, Rhode Island, Illinois and New Mexico. The TBCS segment accounts for 49% of the Company’s revenues for the year ended December 31, 2008.

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

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2008, 2007 and 2006.

In thousands (000’s)	Year Ended Dec 31,
	2008	%	2007	%	2006	%
Revenues
HSMS	19,599	51%	17,353	49%	16,045	52%
TBCS	18,988	49%	18,292	51%	14,749	48%

Total Revenues	38,587	100%	35,645	100%	30,794	100%

Cost of Services & Goods Sold
HSMS	8,588	44%	7,869	45%	7,491	47%
TBCS	10,069	53%	9,733	53%	7,491	51%

Total Cost of Services & Goods Sold	18,657	48%	17,602	49%	14,982	49%

Gross Profit
HSMS	11,011	56%	9,484	55%	8,554	53%
TBCS	8,919	47%	8,559	47%	7,258	49%

Total Gross Profit	19,930	52%	18,043	51%	15,812	51%

Selling, General & Administrative	16,652	43%	15,992	45%	13,865	45%
Interest Expense	280	1%	481	1%	394	1%
Loss on abandonment	887	2%	-	-	-	-
Other Income	(335)	(1)%	(1,090)	(3)%	(578)	(2)%

Income before Income Taxes	2,446	6%	2,660	7%	2,132	7%

Provision for Income Taxes	1,007		1,146		869

Net Income	1,439		1,514		1,263

Results of Operations:

The Company has two operating business segments, HSMS and TBCS.   Prior to January 1, 2007, the Company reported three reportable segments; HSMS, TBCS and SafeCom.  Since the business activities of SafeCom fall within the Health and Safety monitoring line of business, the Company now includes the activities of its SafeCom division in its HSMS segment.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $2,246,000, or 13%, for the year ended December 31, 2008 as compared to the same period in 2007.  The increase is primarily attributed to:

▪
In 2007, the Company entered into an exclusive arrangement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumer. In 2008, as compared to 2007, the Company recognized increased net revenue of approximately $830,000 from this arrangement.  The Company anticipates it will continue to see increased growth under this arrangement with Walgreen.

▪
The Company continues to realize increased revenues from the sale of its products, primarily from its enhanced senior living products offered to retirement communities. During 2008, the Company generated an increase in product sales of approximately $678,000. The Company anticipates it will continue to see some growth from product sales, including from the launch of its new medication management system and event reporting platform (MedSmart).

▪
In late 2006, the Company executed a new agreement with a third party agency whereby PERS were placed online. Since inception, the subscriber base associated with this agreement has grown and accounted for an approximate $265,000 increase in net revenue in 2008 as compared to prior year.

The remaining increase in revenue is primarily from the execution of other new agreements as well as growth within its existing subscriber base.  The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

These increases were partially offset by a decrease of approximately $265,000 in revenues related to a contract executed with the Human Resource Administration (HRA) in 2007 in which a downward rate adjustment was made.

 TBCS

The increase in revenues of approximately $696,000, or 4%, for the year ended December 31, 2008 as compared to 2007 was primarily due to the following:

▪
The Company continues to experience revenue growth within its existing telephone answering service businesses and realized increased revenue of approximately $696,000, as compared to the same period in 2007.  This growth is due to the diversification of the Company’s customer base to provide business process improvements to the healthcare sector as well as increased business from its existing customer base.  The Company believes that it will see increased growth from this segment in 2009, primarily through its patient appointment concierge solutions and its clinical trial recruitment call center services.

Based on the demand for US based healthcare communication services and on some of the work which is currently in process, the Company anticipates that there will be continued growth in this business segment with further expansion into healthcare and hospital organizations, clinical trial recruitment pharmacies and to physicians through its marketing strategies.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $719,000 for the year ended December 31, 2008 as compared to the same period in 2007, an increase of 9%, primarily due to the following:

▪
In relation to the increase in the sales of its enhanced senior living products to retirement communities and sales of its pill dispenser, the Company incurred additional costs to purchase products of approximately $237,000.

▪
The Company incurred increased payroll and related costs of approximately $380,000.  The increase in these costs was primarily due to the increase in service and call volume.  As the Company subscriber base continues to increase, the Company has experienced corresponding increases in the level of services, including installations and removals, and call volume.

This increase in costs was partially offset by a write down of fixed assets related to the PERS Buddy device in the amount of approximately $111,000 in the third quarter of 2007.  No such write-down was recorded in 2008.

TBCS:

Costs related to services and goods sold increased by approximately $336,000 for the year ended December 31, 2008 as compared to the same period in 2007, an increase of 3%, primarily due to the following:

▪
In 2008, the Company incurred additional labor and telephone service costs of approximately $388,000 with the majority of these costs relating to an increase of its bandwidth capacity and to non-recurring charges incurred in the consolidation of its call center infrastructure.  As part of operating nine call centers, in 2007 the Company engaged in a consolidation strategy to leverage its call center infrastructure in an effort to maximize operational efficiencies.  During the first half of 2008, the Company substantially completed the consolidation.  As part of this initiative, the Company incurred these additional costs to ensure a seamless transition.  Moving into 2009, the Company believes this call center consolidation strategy will produce operational and financial efficiencies.

This increase was partially offset by a reduction in depreciation of approximately $62,000.  The reduction is due to the majority of the furniture and equipment at the Long Island City call center becoming fully depreciated during 2008.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $660,000 for the year ended December 31, 2008 as compared to the same period in 2007, an increase of 4%.  The increase is primarily attributable to the following:

▪
In conjunction with various new programs and agreements, the Company increased its internet and television advertising.  As a result of this, the Company recorded an increase in these expenses of approximately $727,000.  The Company reduced the level of advertising during the first quarter of 2009 and will re-evaluate the advertising levels for the remainder of 2009.

▪
The Company has recorded approximately $149,000 of increased depreciation as compared to the same period in the prior year.  This is primarily the result of the build out of its new call center in New Mexico as well as additional purchases of new telephone systems and computer hardware and software.

This increase was partially offset by a reduction in the following:

▪
A decrease in the Company’s accounting fees of approximately $170,000.  The majority of this reduction related to work performed with respect to our internal controls evaluation under Section 404 of the Sarbanes Oxley Act and related sales tax work that was incurred in 2007.

▪
A reduction in stock compensation of approximately $124,000 relating to certain performance criteria.  As part of certain officers’ compensation, if certain EBIT thresholds are met they would be eligible to receive stock compensation.  In 2008, these thresholds were not met and therefore no stock compensation was awarded.  In 2007, these thresholds were met and stock compensation was awarded.

There were other increases in selling, general and administrative expenses which arose out of the normal course of business such as utility, commission and consulting expense which were partially offset by a decrease in medical, and computer communications expense.

Interest Expense:

Interest expense for the year ended December 31, 2008 and 2007 was approximately $280,000 and $481,000, respectively.  The decrease was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Loss on Abandonment:

Loss on abandonment of approximately $887,000 in 2008 represents the write-off of assets encompassing prepaid licensing fees and associated products relating to a technology, licensing, development, distribution and marketing agreement with a technology entity for the engineering and production of certain advanced telehealth products.  The technology provider on this initiative experienced a funding shortfall and has filed for bankruptcy protection and will not be able to complete the project.

Other Income:

Other income for the year ended December 31, 2008 and 2007 was approximately $335,000 and $1,090,000, respectively. Other Income for the year ended December 31, 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $298,000.  In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service.  In 2008, the Company continued its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment.  These amounts were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City.  Other income for the year ended December 31, 2007 includes a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $530,000.  In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company was refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.  As of 2008, the Company is eligible to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision.  Additionally, Other Income for the year ended December 31, 2007 includes approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2008 was approximately $2,446,000 as compared to $2,660,000 for the same period in 2007.  The decrease of $214,000 for the year ended December 31, 2008 resulted from an increase in the Company’s costs related to services and product sales, selling, general and administrative costs, loss on abandonment due to the write-off of certain assets and a decrease in other income due to a REAP credit and a one-time non-recurring credit recognized in 2007.  This decrease was partially offset by an increase in the Company's service and product revenues.

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

▪
In late 2006, the Company executed a new agreement with a customer whereby PERS were placed online.  In 2007, the subscriber base associated with this agreement grew and accounted for an approximate $340,000 increase in revenue during 2007 as compared to the same period in the prior year.  The Company anticipates that the growth from this new agreement will continue into 2008.

▪
The Company continued to experience growth primarily in its existing customer base. The largest growth in 2007 continued to be as a result of an agreement with a west coast managed care organization, which was executed in November 2003. The number of Personal Emergency Response Systems (“PERS”) in service under this agreement has more than doubled since its inception and has resulted in approximately $270,000 more revenue in 2007 as compared to the same period in 2006.  The growth within this program has stabilized and the Company anticipates the number of subscribers under this agreement in 2008 to remain consistent with those achieved at the end of 2007.

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

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $378,000 for the year ended December 31, 2007 as compared to the same period in 2006, an increase of 5%, primarily due to the following:

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

▪
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

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $2,127,000 for the year ended December 31, 2007 as compared to the same period in 2006, an increase of 15%.  The increase is primarily attributable to the following:

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

▪
In 2007, the Company incurred approximately $258,000 of additional costs as compared to the same period in 2006.  The majority of the increased costs related to the Company incurring expenses relating to the evaluation of its internal controls under Sarbanes Oxley Section 404 and tax related work. The Company anticipates the fees relating to this matter will be less in 2008.

▪
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

Liquidity and Capital Resources:

As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line that permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable.  The term loan is payable in equal monthly principal installments of $50,000 over five years, commencing January 2006.

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

The term loans are payable in equal monthly principal payments of $50,000, $41,667 and $26,667, respectively, over five years while the revolving credit line is available through June 2010.  The outstanding balance on the term loans and revolving credit line at December 31, 2008 was $3,166,667 and $1,400,000, respectively.  In March 2009, the Company paid down $450,000 on its revolving credit line.

 As of December 31, 2008 the Company was in compliance with the financial covenants in its loan agreement. As of December 31, 2007, the Company was not in compliance with one of its financial covenants in its loan agreement.  The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

The following table is a summary of the Company’s contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving Credit Line	$1,400,000	$450,000	$950,000
Debt (a)	$3,169,949	$1,304,949	$1,865,000
Operating Leases (b)	$7,853,856	$1,136,701	$2,440,874	$1,552,107	$2,724,174
Purchase Commitments (c)	$1,029,818	$1,029,818
Interest Expense (d)	$226,144	$156,305	$69,839
Acquisition related Commitment (e)	$20,390	$20,390
Total Contractual Obligations	$13,700,157	$4,098,163	$5,325,713	$1,552,107	$2,724,174

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011, as well as loans associated with the purchase of automobiles.

(b)
–  Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease. This lease expires in September 2009.  The Company also leases office space from certain telephone answering service managers.  The leases with these managers expire in December 2009 and December 2012, respectively.

(c)	– Purchase commitments relate to orders for the Company’s traditional PERS system and its MedSmart pill dispenser.

(d)	- Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(e)	- Acquisition related commitment represents payments due based on collections of the clinical trial business relating to the American Mediconnect, Inc acquisition in December 2006.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $6.5 and $6.2 million for the years ended December 31, 2008 and 2007, respectively.  During 2008, increases in cash provided by operating activities were primarily from depreciation and amortization of approximately $4.4 million, net earnings of approximately $1.4 million and loss on abandonment of approximately $0.9 million.  These increases were partially offset by an increase in trade receivables of approximately $0.6 million and a decrease in accounts payable and accrued expenses of approximately 1.1 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The loss on abandonment relates to the write-off of certain assets associated with a telehealth endeavor. The increase in trade receivables is primarily due to the timing of when clinical trial projects occurred, as well as the Company increasing its customer base through its sales and marketing effort.  The Company had approximately $300,000 more of clinical trial business in the fourth quarter of 2008 as compared to the same period in 2007, therefore creating a larger receivable balance at December 31, 2008.  The decrease in accounts payable and accrued expenses is primarily due to a decrease in the purchase of its PERS product in 2008, as compared to previous year and the timing of payments of other expenses in the ordinary course of business.  In 2007, increases in cash provided by operating activities was from depreciation and amortization of approximately $4.3 million, net earnings of approximately $1.5 million and an increase in accounts payable and accrued expenses of approximately 1.1 million which were partially offset by an increase in trade receivables of approximately $0.9 million.

Net cash used in investing activities for the year ended December 31, 2008 was approximately $3.4 million as compared to $5.4 million in the same period in 2007. The primary components of net cash used in investing activities in 2008 was capital expenditures of approximately $2.5 million and $0.5 million of deposits on open purchase orders.  Capital expenditures for 2008 primarily relate to the continued production and purchase of the traditional PERS system as well as the build-out of the Company’s new call center in New Mexico.  The deposits primarily relate to the Company’s next generation medication management system and monitoring platform (MedSmart), which was commercialized in early 2009.  The primary component of net cash used in investing activities in 2007 was capital expenditures of approximately $4.5 million for the continued production and purchase of the traditional PERS system.

Net cash used in financing activities for the year ended December 31, 2008 were $1.5 million as compared to $0.7 million for the year ended December 31, 2007.  The primary component of cash flow used in financing activities in 2008 was the payments of long-term debt of approximately $1.6 million.  This was partially offset by proceeds received from the exercise of the Company’s stock options of approximately $0.1 million and the proceeds received from long-term debt of $0.1 million. The primary component of cash flow used by financing activities in 2007 was the payment of long-term debt of approximately $1.6 million, which was partially offset by the proceeds received on the exercise of stock options of approximately $0.4 million and the proceeds received from long-term debt of approximately $0.6 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.75 – $3.25 million for the production and purchase of the traditional PERS systems, MedSmart pill dispensers, and telehealth systems, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.1 - $0.3 million of costs relating to research and development of its telehealth product and MedSmart pill dispenser.

As of December 31, 2008 the Company had approximately $2.5 million in cash and the Company’s working capital was approximately $5.9 million.  The Company believes that, with its present cash and with operations of the business generating positive cash flow, the Company can meet its working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $1.4 million was outstanding at December 31, 2008.

Inflation:

The levels of inflation in the general economy have not had a material impact on our Company’s historical results of operations.  In March 2009, the Company paid down $450,000 of the amount outstanding on the revolving credit line.

Off-Balance Sheet Arrangements:

As of December 31, 2008, the Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Factors:

During 2008, the Company recorded a loss on abandonment of $886,504, which represents the write-off of assets encompassing prepaid licensing fees and associated products paid or acquired in connection with a technology provider obtaining and completing certain new remote telehealth monitoring products and services.  The technology provider on this initiative experienced a funding shortfall and has filed for bankruptcy protection and will not be able to complete the project.  Although the Company has abandoned this particular project, the Company plans to continue its efforts within the telehealth sector. In 2008 the Company added to its telehealth offering by becoming the first US channel market distributor of the Intel® Health Guide. The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company in a net amount of $425,000 for matters related to certain product and warranty disputes.  This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets.  The Company anticipates receiving this reimbursement over approximately two years.  The Company has received approximately $277,000 through December 31, 2008 and anticipates receiving the remaining portion in 2009.  As a result of the agreement, the Company recorded an amount of $425,000 to Other Income in 2007.  The Company has also recorded a write-down on the assets affected of approximately $111,000 in 2007 which was reflected in the Cost of Services.

On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). AMI is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers and PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations.  The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which was paid in December 2007.  In addition, for the following three years the Company shall pay the Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. Since the date of acquisition, the Company has recorded $455,669 of additional purchase price, of which $229,958 was recorded in 2008, based on PhoneScreen cash receipts and $20,390 was not paid as of December 31, 2008.  The Company also incurred professional fees of approximately $65,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009.  The threshold was not met in 2007 and 2008.

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively "MD OnCall"), providers of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064, and future cash payments of $343,064, which was paid in full as of March 2007.  The Company also recorded finder and professional fees of approximately $181,000.  A potential exists for payments of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009.  The threshold as of March 31, 2007 and 2008 were not met.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The impact of this lower rate resulted in a reduced contribution to gross revenues of approximately $265,000 and $70,000, and a reduced contribution to net income of approximately $160,000 and $40,000 in 2008 and 2007, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company’s revenue from the contract related to HCSP represented 6%, 7% and 8% respectively, of its total revenue.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2008 of $38,586,820 was short of the Company’s revenue projections of $39,200,000.  The shortfall was primarily due to certain contracts within the TBCS segment being executed at a later date than originally projected. The Company’s net income of $1,439,601 for the year ended December 31, 2008 was lower than the projected net income of $1,900,000.  The shortfall was due to the write-off of certain assets relating to a technology, licensing, development, distribution and marketing agreement with a technology entity for the engineering and production of certain advanced telehealth products.  The technology provider on this initiative experienced a funding shortfall and has filed for bankruptcy protection and will not be able to complete the project.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “SFAS 141(R),” “Business Combinations,” which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the acquirer recognizes and measures the goodwill acquired in the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. The provisions of FSP SFAS 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its consolidated financial statements.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $646,000 as of December 31, 2008, which is equal to approximately 10% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $66,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $66,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $160,000.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $135,000.

Valuation of Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $9,996,152 at December 31, 2008 and $9,766,194 at December 31, 2007.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Compensation

Stock based compensation is recorded in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $325,000 and $384,000 for stock-based compensation for the year ended December 31, 2008 and 2007, respectively.

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

Market Risk Disclosure

The Company does not hold market risk-sensitive instruments entered into for trading purposes, nor does it hold market risk sensitive instruments entered into for other than trading purposes. All sales, operating items and balance sheet data are denominated in U.S. dollars; therefore, the Company has no significant foreign currency exchange rate risk.

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At December 31, 2008 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

The financial statements required hereby are located on pages F-1 through F-30. The supplementary data required hereby can be found in Note 15 to the financial statements included as part of this annual report on Form 10-K, on page F-30.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company

Howard M. Siegel	75	Chairman of the Board, Senior Advisor and Director
Jack Rhian	54	Chief Executive Officer, President and Director
Frederic S. Siegel	39	Executive Vice President and Director
Ronald Levin	74	Director
Yacov Shamash, PhD.	59	Director
John S.T. Gallagher Gregory Fortunoff Richard Rallo	77 38 44	Director Director Chief Financial Officer, Chief Operating Officer – HSMS division
Randi Baldwin	40	Senior Vice President – Marketing and Program Development

Information about Directors

The following is a brief summary of the background of each director:

HOWARD M. SIEGEL, 75, has been the Company's Chairman of the Board and a director for the past five years.  Mr. Siegel served as the Company’s Chief Executive Officer until December 31, 2006, at which time he resigned his position and became a Senior Advisor for the Company.  Mr. Siegel also served as the Company's President prior to July 2004 and Chief Financial Officer prior to September 1996.

JACK RHIAN, 54, was named the Company’s Chief Executive Officer effective January 1, 2007.  He has been a director of the Company since October 2002 and has been the Company’s President since July 2004.  Up until January 1, 2007, Mr. Rhian also served as the Chief Operating Officer, and was Executive Vice President from August 2002 and prior to becoming the President.  He joined the Company in January 2000 as Vice President and Chief Operating Officer.  From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company.  From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Ambulance Service.  Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services.  Mr. Rhian holds a Masters degree in Public Administration from New York University.

FREDERIC S. SIEGEL, 39, has been a director of the Company since September 1998, and the Company’s Executive Vice President since January 2007.  Prior to that he was the Company’s Senior Vice President – Business Development and prior to that served as Vice President of Sales and Marketing for the Company since July 1998.  Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company.  From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp.  Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.

RONALD LEVIN, 74, has been a director of the Company since August 2001.  He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984.  Since 1997, Mr. Levin has been a member at Eye Contact LLC, a Cohen’s Fashion Optical franchise and since 1996, a member at Bayshore Eyes LLC, a Sterling Optical franchise.  Mr. Levin is currently a licensed stock broker with Investec Ernst & Co.  He served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, through 1998.

YACOV SHAMASH, PH.D., 59, has been director of the Company since August 2001.  He also serves as the Dean of the College of Engineering of the State University of New York at Stony Brook, a position he has held since 1992.  Dr. Shamash has been a member of the Board of Directors of KeyTronic Corporation, a contract manufacturer, since 1989, of NetSmart Technologies, a software solutions provider to the healthcare market, since January 2004, and applied DNA Sciences Inc., a provider of DNA encryption for authentication solutions, since March 2006.

JOHN S.T. GALLAGHER, 77, has been a director of the Company since May 2005.  He was recently appointed as the Chief Executive Officer of medical center at Stony Brook. He is also the deputy county executive for health and human services in Nassau County, New York. He has been a senior executive officer of North Shore University Hospital and North Shore - Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002. In January 2002, he became co-chairman of the North Shore—Long Island Jewish Heath System Foundation. Mr. Gallagher is also a director of Perot Systems Corporation, a worldwide provider of information technology services and a director of Netsmart Technologies, a software solutions provider to the healthcare market.

GREGORY FORTUNOFF, 38, has been a director of the Company since April 2006. Mr. Fortunoff is currently a self employed investor. Mr. Fortunoff was a portfolio manager at X Mark Funds, a health care hedge fund, from November 2004 to September 2005. Prior to that, from December 1993 to August 2004, Mr. Fortunoff was a partner and group manager of First New York Securities, an equity trading firm.

Non-Director-Executive Officers

RICHARD RALLO, 44, joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003.  In January 2009, Mr. Rallo was also named the Chief Operating Officer of the HSMS division.  From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company.  From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations.  From 1986 to 1994 Mr. Rallo worked in public accounting for Touche Ross & Co. and Margolin, Winer & Evens LLP.  Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

JOHN ROGERS, 62, joined the Company in 1984 as the Manager of the Emergency Response, Installation and Service Center.  He became the Company's Vice President, Operations in July 1993.  Additionally, he has been the Secretary of the Company since July 1993.  Prior to joining the Company he was employed at Technical Liaison Corporation, a burglar alarm Company from 1969 through May 1984 as Installation & Service Manager.

RANDI BALDWIN, 40, is the Company’s Senior Vice President, Marketing and Program Development since January 2007.  Prior to that, she was the Company’s Vice President – Marketing and Communications. Ms. Baldwin joined the Company in March 1999 as the Director of Marketing. Prior to joining the Company, she held executive level positions at various advertising agencies in the NY metropolitan area.

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

Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates.  Based solely upon the review of the Forms 3 and 4 and amendments thereto furnished to the Company, there were two late reports for transactions that were not reported on a timely basis during fiscal year 2008. Richard Rallo, the Chief Financial Officer, filed a Form 4 on December 1, 2008 for a transaction that occurred on November 21, 2008.  Randi Baldwin, the Senior Vice President – Marketing and Program Development, filed a Form 4 on November 17, 2008 for a transaction that occurred on November 12, 2008.  The Company knows of no other failure to timely file a required Form by any person required to do so.

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

Audit Committee

The Company’s Board of Directors has a separate audit committee.  The Audit Committee currently consists of Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff, each of whom are independent directors as defined in Rule 4200(a)(15) of the Nasdaq Stock Market’s Marketplace Rules and in Rule 10A-3 of the Securities Exchange Act of 1934.

The Board of Directors has determined that Mr. Gallagher meets the standard of an "audit committee financial expert," as defined by SEC regulations.  Mr. Gallagher is independent, as independence for audit committee members is defined in Rule 4200(a) of the Nasdaq Stock Market’s Marketplace Rules.

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

Stock price performance has not been a factor in determining annual compensation because the price of the Company's common stock is subject to a variety of factors outside of management's control. The Company does not subscribe to an exact formula for allocating between cash and non-cash compensation or allocating between incentive or performance based compensation and non-performance compensation, each of which is determined on a case by case basis, balancing the need to offer competitive base salaries, with the goal of incentivizing executives to contribute to the Company’s growth.  A portion of total compensation for each named executive officer, other than the Chief Financial Officer and the Senior Vice President– Marketing and Program Development, is performance-based, taking into consideration the nature of each executive’s position and the opportunity to contribute to realizing the Company’s performance targets.  Historically, the majority of the performance based compensation for executives has been in the form of equity incentives in order to better align the goals of executives with the goals of shareholders.

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

Salary levels are typically evaluated annually as part of the Company's performance review process, as well as upon a promotion or other change in job responsibility, but are usually set at the time of execution of the applicable employment contracts.  Employment contracts for named executive officers range between 3-5 years in length and usually provide for a graduated increase in base salary.

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

For stock-based programs, the Compensation Committee may recommend granting to participants stock, stock options and stock appreciation rights, which are the only non-cash incentives currently approved by the shareholders of the Company. In granting these stock, stock options and stock appreciation rights, the Compensation Committee recommends parameters such as vesting schedules and terms of the grants.

Equity award levels are determined based on the Company’s assessment of the named executive officer’s contribution to the achievement of the Company’s performance targets, and vary among executives based on their positions within the Company.  These awards are granted or approved at the Board of Directors’ regularly or special scheduled meeting.  Stock options are awarded at the closing price of the Company's Common Stock as reported by NASDAQ on the date of the grant.

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

Frederic S. Siegel

In 2007, the Compensation Committee recommended that Mr. Siegel's pay structure, who is the Executive Vice President, be comprised of a (i) base salary, (ii) performance based stock and cash compensation and (iii) non-performance stock compensation.  Due to Mr. Siegel’s overall responsibility for the operating results of the Company's HSMS segment, including delivery of top line and pre-tax profit, the Compensation Committee believed that a portion of his compensation should be based on Company performance targets. As part of this structure, the Compensation Committee also recommended to reduce the base salary earned by Mr. Siegel over the past two years in order to appropriately balance the allocation between performance based and non-performance based compensation. In recommending the specific performance criteria, the Compensation Committee determined that the performance incentives should be broken out into three areas; (i) HSMS revenue growth, (ii) HSMS EBIT growth and (iii) total Company EBIT growth, with the majority of the performance incentive being weighted towards the first two criteria.  In addition, to provide incentive to Mr. Siegel to remain with the Company, the Compensation Committee recommended compensating Mr. Siegel with non-performance shares which would vest annually over his employment agreement.  This recommendation is currently being evaluated by the Board of Directors.

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

Richard Rallo

In 2005, and again in 2008, in connection with the Company’s entry into a new employment agreement with Mr. Rallo (which is described below in more detail), the Compensation Committee recommended that Mr. Rallo’s pay structure, who is the Chief Financial Officer and the Chief Operating Officer of the HSMS division, be comprised of a base salary and non-performance stock compensation.  Due to his unique position as Chief Financial Officer, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Mr. Rallo’s pay structure. In addition, to provide incentive to Mr. Rallo to remain with the Company, the Compensation Committee recommended compensating Mr. Rallo with non-performance shares which would vest annually over his employment agreement.

In determining the structure of Mr. Rallo’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.
•	A review of compensation packages with comparable companies.
•	Use of an outside third party consultant

Randi Baldwin

In 2006, the Compensation Committee recommended that Ms. Baldwin’s pay structure, who is the Vice President, Communications and Marketing, be comprised of a base salary and non-performance stock option compensation.  Due to her position as Senior Vice President, Marketing and Program Development, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Ms. Baldwin’s pay structure.

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

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the year ended December 31, 2008, 2007 and 2006 with respect to our Chief Executive Officer and Chief Financial Officer, our Senior Advisor, and two other of our most highly compensated executive officers for such period (the “named executive officers”).

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)		Total ($)
Howard Siegel,	2008	$225,000	-	-	-	$1,359	(2)	$226,359
Senior Advisor	2007	$300,000	-	-	-	$1,459	(2)	$301,459
	2006	$347,288	-	-	-	$1,441	(2)	$348,729
Jack Rhian, President and	2008	$280,000	-	$60,000	-	$13,688	(3)	$353,688
Chief Executive Officer	2007	$260,000	-	$98,935	-	$13,558	(3)	$372,493
	2006	$240,000	-	$168,000	-	$13,463	(3)	$421,463
Frederic Siegel, Executive	2008	$200,000	-	$44,275	$30,929	$12,599	(4)	$287,803
Vice President	2007	$190,000	-	$86,538	$5,253	$12,046	(4)	$293,837
	2006	$200,000	-	-	-	$12,000	(4)	$212,000
Richard Rallo,	2008	$200,000	-	$20,000	-	$10,773	(5)	$230,773
Chief Financial Officer	2007	$185,000	$5,000	$41,390	-	$10,708	(5)	$237,098
	2006	$170,000	-	$20,000	-	$10,686	(5)	$205,686
Randi Baldwin, Senior Vice	2008	$147,667	-	-	-	$9,288	(6)	$156,955
President, Marketing and	2007	$141,167	$10,100	$21,390	-	$9,247	(6)	$181,904
Program Development	2006	$127,500	-	$7,500	-	$7,200	(6)	$142,200

(1)
The amounts in the “Stock Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock grants for the fiscal year ended December 31, 2008, 2007 and 2006 in accordance with SFAS 123R.  The assumptions we used to calculate these amounts are discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Includes employer 401(k) contribution of $1,359, $1,459 and $1,441 for 2008, 2007 and 2006, respectively.
(3)	Includes auto stipend of $12,000, for 2008, 2007 and 2006 and employer 401(k) contribution of $1,668, $1,558 and $1,463 in 2008, 2007 and 2006, respectively.
(4)	Includes auto stipend of $11,400 for 2008, 2007 and 2006 and employer 401(k) contribution of $1,199, $646 and $600 in 2008, 2007 and 2006, respectively.

(5)	Includes auto stipend of $9,600 for 2008 and 2007 and 2006 and employer 401(k) contribution of $1,173, $1,086 and $1,086 in 2008, 2007 and 2006, respectively.
(6)	Includes auto stipend of $8,400, $8,400 and $7,200 for 2008, 2007 and 2006 and employer 401(k) contribution of $888 and $847 in 2008 and 2007, respectively.

Narrative Disclosure to Summary Compensation Table

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

In connection with his employment agreement, Mr. Siegel will be granted, subject to a determination by the Board of Directors of Mr. Siegel’s contribution to the Company’s performance, the following bonus compensation grants of up to 23,500 shares based on earnings before deduction of interest and taxes (“EBIT”), as set forth in our audited financial statements for the applicable fiscal year, meeting or exceeding the EBIT performance goals as follows: (i) for 2007, 6,000 shares if we achieve 15% year over year earnings before deduction of interest and taxes ("EBIT") growth (over 2006 results), plus a proportional number of additional shares for each 1% above 15%, up to a maximum of 10,000 shares in the aggregate on 25% EBIT growth; (ii) for 2008, 4,500 shares if we achieve 15% year over year EBIT growth (over 2007 results), plus a proportionate number of additional shares, for each 1% above 15%, up to a maximum of 7,500 shares in the aggregate on 25% EBIT growth and (iii) for 2009, 3,600 shares if we achieve 15% year over year EBIT growth (over 2008 results) plus a proportional number of additional shares for each 1% above 15%, up to a maximum of 6,000 shares in the aggregate on 25% EBIT growth.

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

In 2008 and 2007, no shares were awarded by the Board of Directors to Mr. Siegel in connection with any of the foregoing arrangements.

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

In connection with his employment agreement, on January 20, 2006, we entered into a stock purchase agreement with Mr. Rhian.  Pursuant to this stock purchase agreement, Mr. Rhian was granted 50,000 shares of restricted common stock subject to a repurchase right in our favor.  We have the right to repurchase the shares for $.01 per share if Mr. Rhian ceases to be employed by us. The repurchase right lapsed with respect to (i) 10,000 shares on December 31, 2006, (ii) 10,000 shares on December 31, 2007, (iii) 10,000 shares on December 31, 2008, and lapses with respect to  10,000 shares on December 31, 2009, and 10,000 shares on December 31, 2010, subject to the condition that Mr. Rhian remains employed by us on each such applicable date; provided, however, that in the event of a change in control (as defined in Mr. Rhian’s employment agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rhian either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rhian in lieu of his current employment agreement, then any such shares which remain unvested, shall vest immediately upon our or our successor’s mutual agreement with Mr. Rhian to continue his current employment agreement or to enter into a new employment agreement.

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

For the fiscal year ended December 31, 2008, 2007 and 2006, our EBIT growth (reduction) was (13)%, 22% and 36%, respectively and our year over year revenue growth for 2007 and 2006 exceeded 115%, while in 2008 it did not exceed this threshold, and therefore, Mr. Rhian was not entitled to any bonus shares in 2008.  Based upon 2007 results, Mr. Rhian was entitled to 12,500 bonus shares.  On December 27, 2007, Mr. Rhian elected to forfeit 6,000 of these shares.  Mr. Rhian was entitled to and was issued 18,000 bonus shares related to the 2006 results.

On March 30, 2009, the Company and Mr. Rhian entered into an amendment to Mr. Rhian's employment agreement. The amendment clarified certain computations in connection with the calculation of the performance based formula for certain stock awards by which Mr. Rhian could make up, in a subsequent year, a failure to have met the performance threshold in a prior year. It also clarified the effect of certain non-operational adjustments on the formula. The amendment is filed with this Annual Report on Form 10-K as Exhibit 10(a)(iii).

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

For the year ended December 31, 2008, our HSMS segment revenue grew 12.9 percent; therefore, Mr. Siegel is entitled to a cash bonus of $30,929. Based on agreed to methodologies, the EBIT target for HSMS was not realized in 2008 and Mr. Siegel is not entitled to a cash bonus or bonus shares in 2008 in connection with the EBIT target for HSMS. In 2008, Mr. Siegel was not entitled to any bonus shares as our year over year consolidated EBIT growth for 2008 over 2007 did not exceeded the 115% threshold.

For the fiscal year ended December 31, 2007, our HSMS segment revenue grew 8.7 percent; therefore, Mr. Siegel was entitled to a cash bonus of $5,253.  Additionally, for the fiscal year ended December 31, 2007 our EBIT growth was 22%; therefore, Mr. Siegel is entitled to 5,250 bonus shares in 2007.  However, based on agreed to methodologies, the EBIT target for HSMS was not realized in 2007 and Mr. Siegel is not entitled to a cash bonus or bonus shares in 2007 in connection with the EBIT target for HSMS.

On March 30, 2009, the Company and Mr. Frederic Siegel entered into an amendment to Mr. Siegel's employment agreement. The amendment provided for the disregarding of one-time non-operational events in the year following the year in which the one-time non-operational event occurred, in calculating the amounts due under certain of Mr. Siegel's performance based stock awards. The amendment is filed with this Annual Report on Form 10-K as Exhibit 10 (c)(v).

On January 20, 2006, we entered into an employment agreement with Richard Rallo (the “2006 Rallo Agreement”), whereby he was employed for a period of three years, beginning on January 1, 2006, as our Chief Financial Officer.  The 2006 Rallo Agreement expired on December 31, 2008, and provided for the following base salary amounts: $170,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $185,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; and $200,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008. The 2006 Rallo Agreement was terminable upon certain specified events constituting cause, and in certain circumstances upon a change in control.  In addition, Mr. Rallo received a $5,000 cash bonus in connection with the execution of the 2006 Rallo Agreement.

In connection with the 2006 Rallo Agreement, on January 20, 2006, we entered into a stock purchase agreement with Mr. Rallo.  Pursuant to this stock purchase agreement, Mr. Rallo was granted 10,000 shares of restricted common stock subject to a repurchase right in our favor. We have the right to repurchase the shares for $.01 per share if Mr. Rallo ceases to be employed by us.  The repurchase right lapsed with respect to (i) 2,500 shares on December 31, 2006, (ii) 3,500 shares on December 31, 2007, and (iii) 4,000 shares on December 31, 2008, subject to the condition that Mr. Rallo remains employed by us on each such applicable date; provided, however, that in the event of a change in control (as defined in the 2006 Rallo Agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rallo either agree to continue his employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rallo in lieu of his employment agreement, then any such shares which remain unvested, shall vest immediately upon our or our successor’s mutual agreement with Mr. Rallo to continue his employment agreement or to enter into a new employment agreement.

The 2006 Rallo Agreement was replaced on January 19, 2009, when we entered into an employment agreement with Richard Rallo (the “2009 Rallo Agreement”), whereby Mr. Rallo’s employment will be continued for a term of 3 years, commencing January 1, 2009.  Mr. Rallo will continue in his current role as the Company’s Chief Financial Officer and has also assumed the role of the Chief Operating Officer of the HSMS Division.

Under the 2009 Rallo Agreement, Mr. Rallo is entitled to receive the following base salary amounts: $215,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; $232,500 per annum, for the period beginning January 1, 2010 and ending December 31, 2010; and $250,000 per annum, for the period beginning January 1, 2011 and ending December 31, 2011.  The 2009 Rallo Agreement is terminable upon certain specified events constituting Cause (as defined in the employment agreement) and in certain circumstances upon a Change in Control (as defined in the employment agreement).  The 2009 Rallo Agreement is also terminable by the Company without Cause, in which case Mr. Rallo shall be entitled to receive all of the salary and stock compensation provided for in the 2009 Rallo Agreement, as described below.

In connection with the 2009 Rallo Agreement, on January 19, 2009, we entered into a stock purchase agreement with Mr. Rallo. Pursuant to this stock purchase agreement, Mr. Rallo was granted 21,500 shares of restricted common stock subject to a repurchase right in our favor.  We have the right to repurchase the shares for $.01 per share if Mr. Rallo ceases to be employed by us. The repurchase right lapses with respect to (i) 6,500 shares on December 31, 2009, (ii) 7,000 shares on December 31, 2010 and (iii) 8,000 shares on December 31, 2011, subject to the condition that Mr. Rallo remains employed by us on each such applicable date; provided, however, that in the event of a change in control (as defined in the 2009 Rallo Agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rallo either agree to continue his current employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rallo in lieu of his current employment agreement, then any such shares which remain unvested, shall vest immediately upon our or our successor’s mutual agreement with Mr. Rallo to continue is current employment agreement or to enter into a new employment agreement.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the number of shares covered by exercisable and unexercisable stock options and stock grants held by our named executive officers on December 31, 2008.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

Howard Siegel	-	$-

Jack Rhian				20,000	$96,000	54,000	$259,200
	4,343	$2.87	12/31/11
	30,000	$3.25	1/30/12
	25,000	$3.50	1/30/13
	25,000	$4.00	1/30/14
	3,856	$2.30	8/12/12
	5,000	$2.29	1/27/13

Frederic Siegel				11,000	$52,800	34,500	$165,600
	25,000	$2.87	12/31/11
	8,252	$2.87	12/31/11
	4,827	$2.30	8/12/12
	6,400	$2.29	1/27/13
	13,917	$1.98	4/08/13
	65,530	$4.24	5/27/14

Richard Rallo	5,088	$2.87	12/31/11
	10,000	$3.25	1/30/12
	3,038	$2.30	8/12/12
	3,800	$2.29	1/27/13
	30,000	$2.50	11/14/13
	5,000	$4.24	5/27/14
	25,000	$5.96	12/07/10

Randi Baldwin	1,845	$2.87	12/31/11
	25,000	$3.64	3/12/12
	2,135	$2.30	8/12/12
	2,200	$2.29	1/27/13
	4,000	$3.98	3/25/14
	12,500	$6.20	12/29/10
	7,500	$6.09	11/14/11

(1)	All stock options were fully vested at December 31, 2008.
(2)	The stock grants for Mr. Rhian and Mr. Siegel vest on a yearly basis on each December 31 at 10,000 and 5,500 shares, respectively, per year for the next two years.
(3)	Based on the closing market price of the Company's common stock at the end of the last completed fiscal year ($4.80), multiplied by the number of shares reported.
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

OPTION EXERCISES AND STOCK VESTED

The following table provides information on stock option exercises and vesting of stock grants with respect to each of our named executive officers during the fiscal year ended December 31, 2008.

	2008
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Howard Siegel	-	-	-	-
Jack Rhian	50,000	$100,000	10,000	$48,000
	-	-	6,500	$37,505
Fred Siegel	-	-	5,500	$26,400
	-	-	5,250	$30,293
Rich Rallo	10,000	$20,000	4,000	$19,200

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

In addition, in the event there is a change in control (as defined in his employment agreement) and Mr. Rhian’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rhian will be entitled to a lump sum cash payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement.  Had such termination occurred on December 31, 2008, Mr. Rhian would have been entitled to receive a $705,640 payment as a result of such termination.

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

In addition, in the event there is a change in control (as defined in his employment agreement) and Mr. Siegel’s employment with us is terminated within 180 days following such change in control without cause or through constructive termination, Mr. Siegel will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under his employment agreement.  Had such termination occurred on December 31, 2008, Mr. Siegel would have been entitled to receive a $580,296 payment as a result of such termination.

Under the 2006 Rallo Agreement, unless Mr. Rallo was terminated for cause (as defined in the 2006 Rallo Agreement), in the event that we did not offer Mr. Rallo to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2006 Rallo Agreement to begin immediately following the expiration of the 2006 Rallo Agreement, Mr. Rallo was entitled to receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of his current employment agreement.

In addition, under the 2006 Rallo Agreement, in the event of his death during the term of the 2006 Rallo Agreement, Mr. Rallo’s estate or such other person as he designated was entitled to receive his base salary for a period of one year from the date of his death. In the event that Mr. Rallo became disabled and was unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we had the right to terminate his employment agreement after the expiration of such period.

In addition, under the 2006 Rallo Agreement, in the event there was a change in control (as defined in the 2006 Rallo Agreement) and Mr. Rallo’s employment with us was terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rallo was entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement.

Under the 2009 Rallo Agreement, unless Mr. Rallo is terminated for Cause, in the event that the Company does not offer Mr. Rallo to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2009 Rallo Agreement to begin immediately following the expiration of the 2009 Rallo Agreement, Mr. Rallo shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months, commencing seven (7) months following the date of the expiration of the 2009 Rallo Agreement.

Under the 2009 Rallo Agreement, in the event of Mr. Rallo’s death during the term of the 2009 Rallo Agreement, Mr. Rallo’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.  In the event that Mr. Rallo is to become disabled and be unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we are entitled to terminate the 2009 Rallo Agreement after the expiration of such period

 In addition, under the 2009 Rallo Agreement in the event that there is a Change in Control and Mr. Rallo’s employment with the Company is terminated following such Change in Control under certain conditions, Mr. Rallo shall be entitled to receive a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under the Employment Agreement.  Had such termination occurred on December 31, 2008, Mr. Rallo would have been entitled to receive a $496,340 payment as a result of such termination.

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

In addition, in the event there is a change in control (as defined in the Ms. Baldwin’s employment agreement) and Mr. Baldwin’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Ms. Baldwin will be entitled to the greater of (i) an amount equal to the remainder of Ms. Baldwin’s salary which would be payable through the expiration of her employment agreement or (ii) an amount equal to twelve (12) months of the salary in effect under this agreement at the time of such termination. Had such termination occurred on December 31, 2008, Ms. Baldwin would have been entitled to receive a $155,000 payment as a result of such termination.

DIRECTOR COMPENSATION

The table below shows the annual compensation for the Company’s non-employee directors during 2008.

Name	Fees Earned or Paid In Cash($)	Stock Awards(1) ($)	Option Awards ($)	Total ($)
Ronald Levin	-	$37,497	-	$37,497
Yacov Shamash Ph.D.	-	$37,497	-	$37,497

John S.T. Gallagher	-	$37,497	-	$37,497
Gregory Fortunoff	-	$32,098	-	$32,098

(1)
Represents the compensation expense recognized for the fiscal year ended December 31, 2008 in accordance with SFAS 123R for restricted stock awards granted as long-term incentives pursuant to our Equity Compensation Plan.

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

In April 2007, the Company’s Board of Directors adopted a new compensation plan for its non-employee directors. Under the plan, each non-employee director receives quarterly stock grants, in lieu of cash payments which existed under the prior plan.  Each non-employee director will receive common stock ranging in value from $15,000 up to $24,000 per year, depending on the number of committee memberships, to be granted for each quarter of service, based on the closing price of the stock at the end of the relevant quarter.

In addition, each non-employee Director was granted 2,444 restricted shares of common stock upon their election at the annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

Each of Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff served as members of the compensation committee during 2008, and none of them (i) was during such fiscal year, an officer or employee of the Company, (ii) formerly an officer of the Company, or (iii) had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

During the fiscal year ended December 31, 2008, no executive officer of the Company served as a member of a compensation committee (or other board committee performing similar functions) of another entity, one of whose executive officers served on the Company’s compensation committee.

During the fiscal year ended December 31, 2008, no executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company.

During the fiscal year ended December 31, 2008, no executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions) of another entity, one of whose executive officers served as a director of the Company.

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

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2008, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the Company’s Equity Compensation Plans as at December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	908,235	(1)	$4.27	(2)	390,697
Equity Compensation plans not approved by security holders	-		-		-

(1)	This amount includes 877,235 shares subject to outstanding stock options and 31,000 shares subject to future vesting measures.
(2)	This amount combines the shares subject to outstanding stock options at a weighted average price of $4.25 and the shares subject to future vesting measures at a weighted average price of $4.80.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the ownership of shares of the Company's Common Stock, as of March 21, 2009, with respect to (a) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (b) each director, (c) the named executive officers in the Summary Compensation Table and (d) all directors and named executive officers of the Company as a group.  The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

	Name and Address	Amount and Nature of		Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership		Class(2)

Common Stock	Howard M. Siegel	1,080,669	(3)	11.5%

Common Stock	Ronald Levin 184 Greenway Road Lido Beach, NY 11561	177,767	(3)	1.9%

Common Stock	John S.T. Gallagher 26 Woodfield Road Stony Brook, NY 11790	32,467	(4)	*

Common Stock	Frederic S. Siegel	377,642	(5)	4.0%

Common Stock	Yacov Shamash, PH.D. 7 Quaker Hill Road Stony Brook, NY 11790	61,567	(6)	*

Common Stock	Jack Rhian	345,953	(7)	3.6%

Common Stock	Richard Rallo	120,226	(8)	1.3%

Common Stock	Randi Baldwin	58,451	(9)	*

Common Stock	Gregory Fortunoff 200 East 72nd Street New York, NY 10021	824,232	(10)	8.8%

Common Stock	Discovery Group 191 North Wacker Drive Suite 1685 Chicago, IL 60606	933,747		9.9%

	All directors and executive officers as a group (9 persons)	3, 078,974	(11)	31.2%
__________________________________________________
(1)	Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.
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

(3)	Includes 19,500 shares held as custodian for his son. Mr. Siegel disclaims beneficial ownership of the shares owned by his daughter, son and spouse
(4)	Includes 40,000 shares subject to currently exercisable stock options. Includes 15,200 shares owned by Mr. Levin's wife, to which Mr. Levin disclaims beneficial ownership.

(5)	Consists of 20,000 shares subject to currently exercisable stock options.
(6)	Includes 123,926 shares subject to currently exercisable stock options.
(7)	Includes 40,000 shares subject to currently exercisable stock options.
(8)	Includes 93,199 shares subject to currently exercisable stock options, and 48,000 shares owned by Mr. Rhian's wife.
(9)	Includes 81,926 shares subject to currently exercisable stock options.
(10)	Includes 55,180 shares subject to currently exercisable stock options.
(11)	Includes 10,000 shares subject to currently exercisable stock options. Includes 10,700 shares owned by Mr. Fortunoff’s son, for which Mr. Fortunoff is the custodian.
(12)	Includes currently exercisable options indicated in notes (3), (4), (5), (6), (7), (8), (9), (10) and (11).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company's executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor.  In February 1998 the lease for this space and the adjoining 8,000 square foot parking lot was extended until September 30, 2007 (the "Lease") and subsequently through additional extensions has been extended through December 2009.  The Lease provides for a base annual rent of $74,600, subject to a 5% annual increase plus reimbursements for real estate taxes and other operating expenses.

The Company also currently leases office space from certain telephone answering service managers pursuant to leases.  The leases with these managers expire in December 2009 and December 2012, respectively.

Howard M. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him.  In July 2002, the amount owned by Mr. Siegel, plus accrued interest, was converted into a term promissory note. The term promissory note bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 1, 2009.  The amounts outstanding at December 31, 2008 and 2007 were $21,117 and $48,071, respectively.

Review, Approval or Ratification of Transactions with Related Persons

The Compensation Committee has an established procedure for reviewing and recommending for approval to the Board of Directors any compensation-related transaction with a related party that would require disclosure under Item 404 of Regulation S-K.  The Audit Committee has an established procedure for reviewing and recommending for approval to the Board of Directors any non-compensation-related transaction with a related party that would require disclosure under Item 404 of Regulation S-K.

Family relationships

The Company employs Howard M. Siegel as Senior Advisor.  In 2008, he earned compensation of $226,359.  Howard M. Siegel is the father of Frederic S. Siegel.

The Company employs Frederic S. Siegel as Executive Vice President.  In 2008, he earned a salary of $200,000.  Frederic S. Siegel is the son of Howard M. Siegel.

The Company employs Joy Siegel as Vice President of Provider Relations.  In 2008, Ms. Siegel earned a salary of $100,334.  Ms. Siegel is the daughter of Howard M. Siegel and the sister of Frederic S. Siegel.

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

The firm of Margolin, Winer & Evens, LLP has served as the independent auditors of the Company since 1995. The Audit Committee of the Board of Directors has appointed Margolin, Winer & Evens, LLP to continue as the independent auditors of the Company for the fiscal year ending December 31, 2008 and 2007.  In addition, the Company engaged Eisner LLP to assist management with its performance of its evaluation of its internal controls under Sarbanes Oxley Section 404.

	Fiscal Year Ended
	December 31, 2008	December 31, 2007

Audit Fees (a)	$248,000	$238,000
Audit-Related Fees (b)	18,500	55,000
Tax Fees (c)	62,000	58,000
All Other Fees (d)	25,479	172,713

Total Fees	$353,979	$523,713

(a)	Audit fees include the audit of the Company’s annual consolidated financial statement and review of the quarterly consolidated financial statements.

(b)	Audit-related fees include services for employee benefit plan audits, and consultations concerning financial accounting and reporting.

(c)	Tax fees include services for the preparation of Company’s tax returns.

(d)	Other fees include fees incurred for an evaluation of the Company’s internal controls under Sarbanes Oxley Section 404 and other tax related matters.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all fees charged by Margolin, Winer & Evens, LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.  In 2008, the Audit Committee pre-approved all Audit-Related Fees, Tax Fees and All Other Fees paid to Margolin, Winer & Evens LLP.

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements
1. Financial Statements:
     Report of Independent Registered Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Shareholders' Equity
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

	3(a)(ii)	Certificate of Amendment to the Company’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

	3(b)	Amended and Restated By-Laws of Company, as further amended. (Incorporated by reference to Exhibit 3(b) of the Company’s Form 10-K for year ended December 31, 2007).

3(c)	Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company's Form 10-KSB for the year ended December 31, 1999).

3(d)	Certificate of Incorporation of HCI Acquisition Corp. (Incorporated by reference to Exhibit 3(d) of the Company’s Form 10-KSB for the year ended December 31, 2000).

3(e)	Certificate of Incorporation of Live Message America Acquisition Corp. (Incorporated by reference to Exhibit 3(e) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004)

3(f)	Certificate of Incorporation of North Shore Answering Service, Inc. (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(g)	Certificate of Incorporation of Answer Connecticut Acquisition, Corp. (incorporated by reference to Exhibit 3(g) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(h)	Certificate of Incorporation of MD OnCall Acquisition Corp. (incorporated by reference to Exhibit 3(h) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(i)	Certificate of Incorporation of American Mediconnect Acquisition Corp. (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K for the year ended December 31, 2006)

4.1
Stock and Warrant Purchase Agreement, dated as of March 27, 2002, between the Company and certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

4.2	Form of Warrant to purchase shares of Common Stock, issued to certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

10(a)(i)+	Employment Agreement dated November 11, 2005, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2005).

10(a)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 26, 2006).

10(a)(iii)+*	Amendment to Employment Agreement, dated March 30, 2009, between the Company and Jack Rhian

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

10(c)(iii)+	Employment Agreement, dated as of December 28, 2006, between the Company and Frederic Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 30, 2007)

10(c)(iv)+	Stock Purchase Agreement, dated as of December 31, 2007, between the Company and Frederic Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2008)

10(c)(v)+*	Amendment to Employment Agreement, dated as of March 30. 2009, between the Company and Frederic Siegel.

10(d)(i)+	Employment Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 26, 2006).

10(d)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 26, 2006).

10(d)(iii)+	Employment Agreement dated January 19, 2009, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2009).

10(d)(iv)+*	Stock Purchase Agreement dated as of January 31, 2009, between the Company and Richard Rallo.

10(e)+	Employment Agreement dated December 28, 2006 between the Company and Randi Baldwin. (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2006)

10(f)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

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
Amendment to Credit Agreement dated December 22, 2006, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(v) of the Company’s Form 10-K for year ended December 31, 2006).

10(t)(vi)
Amendment to Credit Agreement dated April 30, 2007, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(vi) of the Company’s Form 10-K for year ended December 31, 2007).

10(t)(vii)
Amendment to Credit Agreement dated November 9, 2007, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(vii) of the Company’s Form 10-K for year ended December 31, 2007).

10(t)(viii)
Amendment to Credit Agreement dated March 27, 2008, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(viii) of the Company’s Form 10-K for year ended December 31, 2007).

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
Dated: March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board	March 31, 2009
Howard M. Siegel	and Director

/s/ Jack Rhian	Chief Executive Officer	March 31, 2009
Jack Rhian	and President

/s/ Ronald Levin	Director	March 31, 2009
Ronald Levin

/s/John S.T. Gallagher	Director	March 31, 2009
John S.T. Gallagher

/s/ Frederic S. Siegel	Executive Vice President	March 31, 2009
Frederic S. Siegel	and Director

/s/ Yacov Shamash	Director	March 31, 2009
Dr. Yacov Shamash

/s/ Gregory Fortunoff	Director	March 31, 2009
Gregory Fortunoff

/s/ Richard Rallo	Chief Financial Officer	March 31, 2009
Richard Rallo

AMERICAN MEDICAL ALERT CORP.
  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2008, 2007 and 2006

AMERICAN MEDICAL ALERT CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2008, 2007 and 2006

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2 and F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-29

Schedule II – Valuation and Qualifying Accounts	F-30

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  We have also audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ Margolin, Winer & Evens LLP
Garden City, New York
March 30, 2009

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

ASSETS

Current Assets:
Cash	$2,473,733	$911,525
Accounts receivable (net of allowance for doubtful accounts of $646,000 in 2008 and $554,000 in 2007)	6,001,952	5,655,286
Notes receivable	21,117	26,954
Inventory	547,596	552,736
Prepaid income taxes	215,427	309,260
Prepaid expenses and other current assets	436,554	941,601
Deferred income taxes	358,000	275,000

Total Current Assets	10,054,379	8,672,362

Fixed Assets - at cost:
Medical devices	18,983,438	19,003,292
Monitoring equipment	3,649,051	3,322,049
Furniture and equipment	3,038,740	2,536,993
Leasehold improvements	1,433,601	1,073,283
Automobiles	281,841	271,542
Construction in progress	-	66,010
	27,386,671	26,273,169
Less accumulated depreciation and amortization	17,216,764	15,473,856

	10,169,907	10,799,313

Other Assets:
Long-term portion of notes receivable	-	21,117
Intangible assets (net of accumulated amortization of $5,386,262 and $4,393,073 in 2008 and 2007)	3,085,931	4,232,226
Goodwill (net of accumulated amortization of $58,868)	9,996,152	9,766,194
Other assets	1,059,895	1,462,009

	14,141,978	15,481,546

Total Assets	$34,366,264	$34,953,221

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,754,949	$1,414,419
Accounts payable	749,335	1,716,179
Accounts payable – acquisitions	20,390	73,896
Accrued expenses	1,348,823	1,550,283
Current portion of capital lease obligations	-	42,015
Deferred revenue	294,882	274,101

Total Current Liabilities	4,168,379	5,070,893

Deferred Income Tax Liability	1,208,000	947,000
Long-Term Debt, Net of Current Portion	2,815,000	4,694,316
Long-Term Portion of Capital Lease Obligations	-	32,425
Customer Deposits	106,196	81,200
Accrued Rental Obligation	507,512	446,722
Other Liabilities	10,000	10,000

Total Liabilities	8,815,087	11,282,556

Commitments and Contingencies	-	-

Shareholders’ Equity:
Preferred stock, $.01 par value -
Authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value -
Authorized, 20,000,000
Issued 9,493,402 shares in 2008 and 9,385,880 in 2007	94,934	93,859
Additional paid-in capital	15,871,305	15,421,227
Retained earnings	9,721,515	8,281,914
	25,687,754	23,797,000
Less treasury stock, at cost (48,573 shares in 2008 and 46,798 shares in 2007)	(136,577)	(126,335)

Total Shareholders’ Equity	25,551,177	23,670,665

Total Liabilities and Shareholders’ Equity	$34,366,264	$34,953,221

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2008	2007	2006

Revenue:
Services	$37,317,274	$35,054,093	$30,406,636
Product sales	1,269,546	591,172	387,752

	38,586,820	35,645,265	30,794,388

Costs and Expenses (Income):
Costs related to services	18,102,883	17,285,906	14,747,743
Cost of products sold	553,593	316,057	234,336
Selling, general and administrative expenses	16,652,255	15,992,153	13,864,522
Interest expense	279,451	481,166	394,613
Loss on abandonment	886,504	-	-
Other expense (income)	(334,467)	(1,090,249)	(578,355)

	36,140,219	32,985,033	28,662,859

Income Before Provision for
Income Taxes	2,446,601	2,660,232	2,131,529

Provision for Income Taxes	1,007,000	1,146,000	869,000

Net Income	$1,439,601	$1,514,232	$1,262,529

Basic Earnings Per Share	$.15	$.16	$.14

Diluted Earnings Per Share	$.15	$.16	$.13

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL

Balance - January 1, 2006	8,765,415	$87,654	$12,897,151	$5,505,153	$(106,032)	$18,383,926

Issuance of Common Stock - Employees	31,333	313	187,687	-	-	188,000

Issuance of Common Stock - Acquisitions	92,327	923	571,465	-	-	572,388

Issuance of Stock Options	-	-	61,261	-	-	61,261

Exercise of Stock Options	253,511	2,537	499,049	-	-	501,586

Exercise of Warrants	87,500	875	331,625	-	-	332,500

Income Tax Benefit of Stock Options Exercised	-	-	43,000	-	-	43,000

Net Income for the Year Ended December 31, 2006	-	-	-	1,262,529	-	1,262,529

Balance - December 31, 2006	9,230,086	92,302	14,591,238	6,767,682	(106,032)	21,345,190

Issuance of Common Stock - Employees	36,584	365	247,888	-	-	248,253

Issuance of Common Stock - Directors	16,471	165	130,770	-	-	130,935

Issuance of Stock Options	-	-	5,000	-	-	5,000

Exercise of Stock Options	80,489	805	335,504	-	-	336,309

Exercise of Warrants	22,250	222	84,327	-	-	84,549

Income Tax Benefit of Stock Options Exercised	-	-	26,500	-	-	26,500

Purchase of Treasury Stock (cost of 2,888 shares)	-	-	-	-	(20,303)	(20,303)

Net Income for the Year Ended December 31, 2007	-	-	-	1,514,232	-	1,514,232

Balance - December 31, 2007	9,385,880	93,859	15,421,227	8,281,914	(126,335)	23,670,665

Issuance of Common Stock - Employees	18,833	188	124,087	-	-	124,275

Issuance of Common Stock - Directors	26,827	268	144,321	-	-	144,589

Issuance of Stock Options	-	-	56,250	-	-	56,250

Exercise of Stock Options	61,862	619	125,420	-	-	126,039

Purchase of Treasury Stock (cost of 1,775 shares)	-	-	-	-	(10,242)	(10,242)

Net Income for the Year Ended December 31, 2008	-	-	-	1,439,601	-	1,439,601

Balance - December 31, 2008	9,493,402	$94,934	$15,871,305	$9,721,515	$(136,577)	$25,551,177

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$1,439,601	$1,514,232	$1,262,529
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	178,000	(81,000)	91,000
Provision for doubtful receivables	241,096	185,954	210,795
Stock compensation charge	325,113	384,187	249,261
Depreciation and amortization	4,376,317	4,302,118	3,515,262
Loss on abandonment	886,504	-	-
Settlement Agreement	-	(425,000)	-
Accrued rental obligation	60,790	65,466	191,026
Income tax benefit from stock options exercised	-	26,500	43,000
Decrease (increase) in:
Accounts receivable	(587,761)	(920,290)	(626,204)
Inventory	5,140	(238,885)	18,472
Prepaid income taxes	93,833	125,371	434,631
Prepaid expenses and other current assets	603,681	161,087	(176,527)
Increase (decrease) in:
Accounts payable	(966,845)	911,177	(315,267)
Accrued expenses	(176,463)	52,395	(643,466)
Deferred revenue	20,781	169,586	(6,913)
Other liabilities	-	(30,000)	(85,000)

Net Cash Provided by Operating Activities	6,499,787	6,202,898	4,162,599

Cash Flows from Investing Activities:
Repayments of notes receivable	26,954	25,642	24,394
Purchase of American Mediconnect, Inc.	(209,568)	(159,337)	(1,550,136)
Purchase of MD OnCall	-	-	(2,877,648)
Purchase of Answer Connecticut, Inc.	-	-	(30,493)
Purchase - other	(83,731)	(321,593)	(70,345)
Payment of accounts payable - acquisitions	(73,896)	(477,308)	(1,489,635)
Expenditures for fixed assets	(2,544,146)	(4,543,084)	(3,563,253)
(Increase) decrease in other assets	(14,060)	97,346	(266,425)
Deposits on equipment	(541,703)	-	(321,987)
Payment for account acquisitions and licensing agreement	-	(35,000)	(438,996)

Net Cash Used in Investing Activities	(3,440,150)	(5,413,334)	(10,584,524)

Cash Flows from Financing Activities:
Proceeds from long-term debt	100,000	550,000	4,850,000
Repayment of long-term debt	(1,638,786)	(1,645,660)	(991,812)
Principal payments under capital lease obligations	(74,440)	(39,183)	(53,084)
Purchase of Treasury Stock	(10,242)	(20,303)	-
Exercise of stock options and warrants	126,039	420,859	834,085

Net Cash Provided by (Used in) Financing Activities	(1,497,429)	(734,287)	4,639,189

Net Increase (Decrease) in Cash	1,562,208	55,277	(1,782,736)

Cash - beginning of year	911,525	856,248	2,638,984

Cash - end of year	$2,473,733	$911,525	$856,248

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the year for:
Interest	$277,651	$519,426	$364,702
Income taxes	863,463	950,095	1,542,774

Supplemental Schedule of Noncash Investing
and Financing Activities:

Common Stock issued in connection with acquisition	$-	$-	$572,388
Accounts payable due sellers in connection with acquisitions	20,390	73,896	648,840
Long-term debt issued in connection with acquisition of PERS subscriber base	-	-	300,000

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”), which encompasses personal emergency response systems (“PERS”), telehealth systems and pharmacy security monitoring systems (Safe Com), and telephony based communication services (“TBCS”). The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center.  The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. Safe Com provides personal safety and asset monitoring to retail pharmacy establishments. TBCS provides after-hours telephone answering services as well as “Daytime Service” applications to the healthcare community and clinical trial recruitment call center services to pharmaceutical companies and clinical resource organizations.  The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, and government agencies, physicians and group practices and individual consumers across the United States.

Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.”  All material inter-company balances and transactions have been eliminated.

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts.  Sales terms usually provide for payment within 30 to 60 days of billing.  An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 2008, 2007 and 2006, provisions for doubtful accounts of approximately $241,000, $186,000 and $211,000, respectively, were charged to income and included in general and administrative expenses.  Accounts receivable are charged against the allowance when substantially all collection efforts cease.  Recoveries of accounts receivable previously charged off are recorded when received.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market.  At December 31, 2008 and 2007, the Company had reserves on certain component parts inventory aggregating approximately $27,000 and $53,000, respectively.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable.  In 2008, the Company wrote-off fixed assets of approximately $37,000 relating to loss on abandonment as described in Note 9.  No other write-down on fixed assets was recorded in 2008.  In 2007, the Company recorded a write-down on fixed assets of approximately $111,000.  No impairment losses were recorded during the year ended December 31, 2006.

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired.  Goodwill and indefinite life intangible assets are not amortized, but are subject to annual impairment tests.  The Company completes the annual impairment test during the fourth quarter.   As of December 31, 2008 and 2007, no evidence of impairment existed.

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

Revenue recognition - HSMS revenue principally consists of fixed monthly charges covering the rental of the PERS, telehealth units and Safe Com units as well as the monitoring of the PERS and telehealth units.  With respect to certain agreements, the Company may charge an activation fee.  In instances where this occurs, the Company recognizes revenue on a straight-line basis over the estimated period a subscriber will be online.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remainder of revenue is derived from product sales and the installation of PERS equipment.  The Company recognizes revenue from product sales at the time of delivery.  Installation service revenue is recognized when the service is provided.  Expenses incurred in connection with installation services are also recognized at this time.  Installation services include the actual installation of the monitoring equipment, the testing of the units and instructing the customer how to operate and use the equipment.  Installation services represented approximately 1%, 1% and 2% of total revenues for 2008, 2007 and 2006, respectively.

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

Advertising - The Company expenses advertising costs as incurred.  Advertising costs, which are included in selling, general and administrative expenses, for the years ended December 31, 2008, 2007 and 2006 were approximately $1,134,000, $408,000 and $275,000, respectively.

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were $329,707, $304,365 and $240,487 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income per share - Earnings per share data for the years ended December 2008, 2007 and 2006 are presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts

2008

Basic EPS -
Income available to common shareholders	$1,439,601	9,426,912	$.15

Effect of dilutive securities -
Options	-	243,651

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,439,601	9,670,563	$.15

2007

Basic EPS -
Income available to common shareholders	$1,514,232	9,276,712	$.16

Effect of dilutive securities -
Options and warrants	-	455,674

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,514,232	9,732,386	$.16

2006

Basic EPS -
Income available to common shareholders	$1,262,529	8,948,328	$.14

Effect of dilutive securities -
Options and warrants	-	437,814

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,262,529	9,386,142	$.13

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consists of accounts receivable from state and local government agencies.  The risk is mitigated by the Company’s procedures for extending credit, follow-up of disputes and receivable collection procedures.  In addition, the Company maintains its cash in a financial institution that is under federal deposit insurance coverage.  On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program providing depositors with unlimited coverage for noninterest-bearing transaction accounts through December 31, 2009, if their bank is a participant in the FDIC’s Temporary Liquidity Guarantee Program.  The bank that the Company uses is a participant of this FDIC program.  The cash that the Company maintains at the bank is fully covered by the FDIC.

Reclassifications - Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Accounting estimates, in part, are based upon assumptions concerning future events.  Among the more significant are those that relate to collectability of accounts receivable, and the estimated lives and recoverability of long-lived assets, including goodwill and other assets.  Accounting estimates reflect the best judgment of management and actual results may differ from those estimates.

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

Accounting for stock-based compensation – Stock based compensation is recorded in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma disclosure provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the consolidated statements of income.

	2008	2007	2006
Stock options	$56,250	$5,000	$61,261

Stock grants – other	144,589	173,714	-
Service based awards	124,275	124,275	80,000
Performance based awards	-	81,198	108,000
Tax benefits	(133,291)	(161,400)	(103,694)
Stock-based compensation expense, net of tax	$191,823	$222,787	$145,567

Effect on basic and diluted earnings per share	$0.02	$0.02	$0.02

Recent accounting pronouncements - In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “SFAS 141(R),” “Business Combinations,” which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the acquirer recognizes and measures the goodwill acquired in the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. The provisions of FSP SFAS 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its consolidated financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Intangible Assets and Goodwill	Intangible assets consist of the following:

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Account acquisitions	$1,593,525	$1,026,472	$1,830,361	$1,148,513
Noncompete agreements	330,000	218,228	330,000	156,479
Customer lists	5,433,668	3,112,331	5,349,938	2,161,773
Licensing agreement (a)	1,115,000	1,029,231	1,115,000	926,308

Total	$8,472,193	$5,386,262	$8,625,299	$4,393,073

(a) – On November 1, 2001, the Company entered into a five-year Cooperative Licensing, Development, Services and Marketing Agreement with HHN (the “HHN Agreement”) pursuant to which the Company developed, with the assistance of HHN, a new integrated appliance combining the features of the Company’s PERS product with HHN’s technology.  The agreement was amended on June 30, 2005 and includes an extension of the initial term for an additional three years, through October 31, 2009.

Amortization expense of these intangible assets for the years ended December 2008, 2007 and 2006 was approximately $1,230,000, $1,246,000 and  $1,005,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is as follows:

Years Ending December 31,

2009	$1,054,000
2010	864,000
2011	455,000
2012	348,000
2013	167,500
Thereafter	197,000

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the years ended December 31, 2008 and 2007 are as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance as of January 1, 2007	$9,532,961
Additional Goodwill	233,233

Balance as of December 31, 2007	9,766,194

Additional Goodwill	229,958

Balance as of December 31, 2008	$9,996,152

The additions to goodwill during 2008 and 2007 relate to additional purchase price of American Mediconnect, Inc. based primarily on the cash receipts from the clinical trials portion of the business.

3. Long-Term Debt	Long-term debt consists of the following:

	December 31,
	2008	2007

Term loans – bank	$3,166,667	$4,586,667
Revolving credit line - bank	1,400,000	1,300,000
Note payable - other	-	205,908
Auto loans	3,282	16,160

	4,569,949	6,108,735
Less current portion of long-term debt	1,754,949	1,414,419

	$2,815,000	$4,694,316

Term loans payable and revolving credit line - bank – As of January 1, 2006 the Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable. The term loan is payable in equal monthly principal installments of $50,000 over five years commencing January 2006.  The revolving credit line was set to mature in May 2008.

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2006, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater, and the revolving credit line will bear interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus .5%, whichever is greater.  The LIBOR interest rate charge shall be adjusted in .25% intervals based on the Company’s ratio of Consolidated Funded Debt to Consolidated EBITDA. In the third quarter of 2007, the interest rate was reduced by .25% based on this ratio.  The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line.  Borrowings under the credit facility is collateralized by substantially all of the assets of the Company.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

As of December 31, 2008, the Company was in compliance with the financial covenants in its loan agreement.  As of December 31, 2007, the Company was not in compliance with one of the financial covenants in its loan agreement.  The lender waived the non-compliance as of such date and entered into an amendment to the credit facility.

Note payable – other – In December 2006, in connection with the acquisition of certain PERS accounts, the Company executed a note in the amount of $300,000.  The note was payable in twelve equal quarterly installments of $27,515 commencing in February 2007, which includes interest at a fixed rate of 6%.  In June 2008, the Company paid the remaining note payable balance.

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,
2009	$1,754,949
2010	2,370,000
2011	445,000

$4,569,949

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions
On December 21, 2006, the Company acquired substantially all of the assets of American Mediconnect, Inc. and PhoneScreen, Inc., Illinois based companies under common ownership (collectively “AMI”). AMI is a provider of telephone after-hour answering services primarily focused on hospitals, physicians and other health care providers and PhoneScreen, Inc. is a provider of call center and compliance monitoring services to hospitals, pharmaceutical companies and clinical resource organizations.  The purchase price was $2,028,830 and consisted of an initial cash payment of $1,493,730, common stock valued at $229,324 and a future cash payment of $305,776, which was paid in December 2007.  In addition, for the following three years the Company shall pay Seller an amount equal to twenty-five (25%) percent of the cash receipts collected by the Company, excluding sales taxes, from the PhoneScreen business. Since the date of acquisition through the year ended December 31, 2008, the Company recorded $455,669 of additional purchase price based on PhoneScreen cash receipts of which $20,390 was not paid as of December 31, 2008.  The Company also incurred professional fees of approximately $65,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met as of December 31, 2007, 2008 and 2009.  The thresholds were not met for 2008 and 2007.  The results of operations of AMI are included in the TBCS segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired as of December 31, 2008.

Fixed assets	$175,000
Non-compete agreement	50,000
Customer list	700,000
Goodwill	1,623,427

Cost to acquire AMI	$2,548,427

On March 10, 2006, the Company acquired substantially all of the assets of MD OnCall, a Rhode Island based company and Capitol Medical Bureau, a Maryland based company (collectively “MD OnCall”), providers of telephone after-hour answering services and stand-alone voice mail services.  The purchase price was $3,382,443 and consisted of an initial cash payment of $2,696,315, common stock valued at $343,064 and future cash payments of $343,064, which was paid in full as of March 2007.  The Company also recorded finder and professional fees of approximately $181,000.  A potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business are met as of March 31, 2007, 2008 and 2009.  The thresholds as of March 31, 2007 and 2008 were not met.  The results of operations of MD OnCall are included in the TBCS segment as of the date of acquisition.

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

On December 9, 2005, the Company acquired substantially all of the assets of Answer Connecticut, Inc. (“ACT”), a Connecticut based provider of telephone after-hour answering services and stand-alone voice mail services.  As part of this transaction, a potential existed for the payment of additional purchase price consideration if certain thresholds concerning revenues and earnings of the acquired business were met as of December 31, 2006, 2007 and 2008.  The thresholds were not met for 2008, 2007 and 2006.

In the case of each of the acquisitions, the Company received a third party valuation from Chartered Capital Advisers, Inc. of certain intangible assets in determining the allocation of purchase price.

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

Unaudited pro forma results of operations for the year ended December 31, 2006 as if MD OnCall and American Mediconnect, Inc. had been acquired as of the beginning of 2006 follow.  The pro forma results include estimates which management believes are reasonable.

Years Ended December 31,
	2008	2007	2006
	Actual	Actual	Proforma
Revenue	$38,586,820	$35,645,265	$34,381,000
Net income	1,439,601	1,514,232	1,304,000

Net income per share
Basic	$.15	$.16	$.15
Diluted	$.15	$.16	$.14

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been effected for the periods presented, or to predict the Company’s results of operations for any future period.

5. Related Party Transactions
Notes receivable at December 31, 2008 and 2007 of $21,117 and $48,071, respectively, represent amounts due from the Chairman and principal shareholder of the Company.  In July 2002, the amount due from this individual, plus accrued interest, was converted into a term loan, which bears interest at a rate of 5% per annum and is payable in monthly installments of principal and interest through September 2009.

See Note 7 for other related party transactions.

6. Income Taxes	The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$601,000	$915,000	$575,000
State and local	228,000	312,000	203,000

	829,000	1,227,000	778,000
Deferred:
Federal	185,000	(115,000)	61,000
State and local	(7,000)	34,000	30,000

	178,000	(81,000)	91,000

Total	$1,007,000	$1,146,000	$869,000

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	34%	34%	34%
State and local taxes	6	8	7
Permanent differences	2	1	1
Other	(1)	-	(1)

Effective income tax rate	41%	43%	41%

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2008 and 2007 are as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2007

Deferred tax liabilities:
Difference between book and tax bases of property	$(1,459,000)	$(1,115,000)
Deferred tax assets:
Reserves and accrued expenses not currently deductible	609,000	443,000

Net deferred tax liabilities	$(850,000)	$(672,000)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact, if any, of adopting FIN 48 is required to be recorded as an adjustment to the January 1, 2007 beginning balance of the Company’s retained earnings rather than in the Company’s consolidated statement of income. The adoption of FIN 48 had no effect on the Company’s retained earnings. The Company recognizes interest and penalties related to uncertain tax positions, if any, in interest expense and general and administrative expenses, respectively.  During the years ended December 31, 2008 and 2007, the Company has not recorded any accrued liability of interest or penalty payments related to uncertain tax provision.

7. Commitments
Capital leases - The Company was obligated under certain capital lease agreements for monitoring equipment and computer software that were set to expire on various dates through 2009.  As of December 31, 2008, the Company has fully paid off the obligation under these capital lease agreements.  As of December 31, 2007, the equipment and computer software under capital leases included in fixed assets were as follows:

2007

Monitoring equipment and software	$160,000
Less accumulated depreciation	(48,000)
$112,000

Operating leases - The Company rents an office facility from its Chairman and principal shareholder pursuant to a lease, which expired in September 2007.  The lease called for minimum annual rentals, subject to 5% annual increases, plus reimbursement for real estate taxes.  The Company through contract amendments has extended the term through December 31, 2009 under the same terms and conditions that existed at September 30, 2007.  The Company also currently leases office space from certain telephone answering service managers pursuant to leases.  The leases with these managers expire December 2009 and December 2012, respectively.

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

Rent expense was $1,426,748 in 2008, $1,340,506 in 2007 and $1,270,767 in 2006 which includes $133,963, $138,545 and $133,140, respectively, in connection with the above noted leases with the principal shareholder.  In addition, rent expense also includes rent incurred from leases with certain telephone answering service managers, in the amount of $117,600, $48,000 and $48,000 for 2008, 2007 and 2006, respectively.  Rent expense includes real estate taxes of $42,751 in 2008, $34,970 in 2007 and $23,174 in 2006.

The aggregate minimum annual rental commitments under non-cancelable operating leases are as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,
2009	$1,136,701
2010	820,957
2011	803,126
2012	816,791
2013	764,585
Thereafter	3,511,696

$7,853,856

Approximately 2% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.  In addition, approximately 4% of minimum annual rental commitments relate to leases with certain telephone answering service managers.

Employment agreements – On November 11, 2005, the Company entered into a five-year employment agreement (which became effective January 1, 2006) with the Company’s President and now Chief Executive Officer.  During the term of the agreement, the base salary will range from $240,000 to $300,000.    In addition, the agreement provides for an annual stock grant and includes incentive compensation, in the form of stock, based on the Company meeting certain operating criteria. (See Note 8)

The Company has also entered into other employment agreements with certain officers and other employees in the ordinary course of business.  The aggregate annual base salaries under these agreements are as follows:

Years ending December 31,
2009	$2,083,000
2010	1,348,000
2011	599,000
2012	213,000
2013	53,000

$4,296,000

In addition, certain of these employees are entitled to receive additional cash and stock compensation if certain performance criteria are met.  During 2008, one officer earned approximately $31,000 in cash compensation.  During 2007, two officers earned approximately $87,000 in cash and stock compensation.  During 2006, one officer earned approximately $108,000 in stock compensation.

Purchase commitments - In the normal course of business the Company issues purchase orders to purchase its traditional PERS systems.  At December 31, 2008 and 2007, the Company had commitments to third party vendors in the amount of approximately $1,030,000 and $1,130,000, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Common Stock and Options
Stock options - The Company has one stock option plan, the 2000 Stock Option Plan (“2000 Plan”).  The Company’s 1991 Stock Option Plan (“1991 Plan”) and 1997 Stock Option Plan (“1997 Plan”) expired in 2001 and 2007, respectively.  Additionally, the Company has a stock incentive plan, the 2005 Stock Incentive Plan (“2005 Plan”).

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

Under the 1997 Plan a maximum of 750,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options.  The last options granted under this Plan were issued in 2005 and expire in 2015.  All options under this Plan were granted at exercise prices equal to the fair value of the Company’s common shares at the date of grant.

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

Information with respect to options outstanding under plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Options	Exercise Price	Term (years)	Intrinsic Value

Balance - December 31, 2005	1,287,283	3.56	5.13	$3,393,074
Granted during 2006	66,000	5.37
Forfeitures/expiration during 2006	(46,954)	4.35
Exercised during 2006	(253,511)	1.97
Balance - December 31, 2006	1,052,818	$4.02	5.12	$2,805,698
Granted during 2007	5,000	7.13
Forfeitures/expiration during 2007	(55,056)	4.33
Exercised during 2007	(80,489)	4.18
Balance - December 31, 2007	922,273	$4.01	4.13	$2,785,633
Granted during 2008	35,000	6.51
Forfeitures/expiration during 2008	(18,176)	3.81
Exercised during 2008	(61,862)	2.04
Balance - December 31, 2008	877,235	$4.25	3.45	$883,349

At December 31, 2008, 2007 and 2006, 877,235, 922,273 and 1,052,818 options were exercisable, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $292,182, $307,465 and $993,080, respectively.  At January 1, 2006 there were 7,500 nonvested stock options outstanding.  During the year ended December 31, 2006, 2,500 options vested and 5,000 options were forfeited. There are no nonvested stock options outstanding as of December 31, 2008, 2007 and 2006.

The following table summarizes information about the stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.98 - $2.97	243,855	3.87	$2.52	243,855	$2.52
$2.97 - $4.46	332,980	4.01	3.82	332,980	3.82
$4.46 - $6.68	250,400	2.38	5.97	250,400	5.97
$6.68 - $10.02	50,000	2.99	6.98	50,000	6.98

	877,235	3.45	$4.25	877,235	$4.25

As of December 31, 2008, 109,145 and 281,552 shares of common stock are available for future grants under the 2000 and 2005 Plans, respectively.

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  These share grants vest immediately.  In addition, stock grants may be issued to employees at the Board of Directors discretion.  In December 2007, the Board of Directors granted shares of common stock to certain executives.  These share grants vested immediately.

Service Based Awards

In January 2006 and May 2007, the Company granted 60,000 and 22,000 restricted shares, respectively, to certain executives at no cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant.  The aggregate grant date fair value of restricted stock grants was $537,100.  As of December 31, 2008 and 2007, the Company had $208,550 and $332,825, respectively, of total unrecognized compensation costs related to unvested restricted stock expected to be recognized over a weighted average period of 2.00 years.

A summary of the status of the Company’s nonvested service shares is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	47,500	$6.00
Granted during 2007	22,000	8.05
Vested during 2007	(19,000)	6.59
Forfeited during 2007	-	-
Nonvested at December 31, 2007	50,500	6.67
Granted during 2008	-	-
Vested during 2008	(19,500)	6.58
Forfeited during 2008	-	-
Nonvested at December 31, 2008	31,000	$6.73

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of December 31, 2008, 2007 and 2006, there was $400,790, $601,135 and 432,000, respectively, of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of 2.00 years.

A summary of the status of the Company’s nonvested performance shares is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	-	$-
Granted during 2006	90,000	6.00
Vested during 2006	-	-
Forfeited during 2006	-	-
Nonvested at December 31, 2006	90,000	6.00
Granted during 2007	46,000	8.05
Vested during 2007	(18,000)	6.00
Forfeited during 2007	(6,000)	6.00
Nonvested at December 31, 2007	112,000	6.84
Granted during 2008	-	-
Vested during 2008	(11,750)	6.91
Forfeited during 2008	(11,750)	7.09
Nonvested at December 31, 2008	88,500	$6.79

The weighted average grant date fair value of options granted in 2008, 2007 and 2006 was $56,250, $5,000 and $61,261, respectively.

The fair value of options at date of grant was estimated by Chartered Capital Advisers, Inc. using the Black-Scholes model with the following weighted average assumptions:

	2008	2007	2006

Expected life (years)	3.33	2	2
Risk free interest rate	2.42%	3.24%	4.94%
Expected volatility	37.62%	33.11%	23.26%
Expected dividend yield	-	-	-

9. Loss on Abandonment
Loss on abandonment of $886,504 in 2008 represents the write-off of assets encompassing prepaid licensing fees and associated products paid or acquired in connection with a technology provider obtaining and completing certain new remote telehealth monitoring products and services.  The technology provider on this initiative experienced a funding shortfall and has filed for bankruptcy protection and will not be able to complete the project.  As of December 31, 2007 there was approximately $815,000 recorded in Other Assets relating to this endeavor.

10. Other Income and Expense
Other income and expense for the year ended December 31, 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $298,000, as a result of the Company opening a network operating call center in New Mexico and hiring employees to serve as operators for the telephone answering service.  These amounts were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City.

Other income for the years ended December 2007 and 2006 includes Relocation and Employment Assistance Program (“REAP”) credits in the approximate amounts of $530,000 and $458,000, respectively. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period; during the first five year period, ending on December 31, 2007, the Company was refunded the full amount of the eligible credit and, commencing 2008, the benefit is now available only as a credit against New York City income taxes and reduces the tax provision.

In addition, other income for 2007 includes $425,000 from a settlement agreement. In August 2007, the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company a net amount of $425,000 for matters related to certain product and warranty disputes.  This reimbursement is associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets.  As of December 31, 2008, the Company has received approximately $277,000 of this reimbursement and anticipates receiving the remaining portion in 2009.  During the third quarter in 2007, the Company has recorded a write-down on the assets affected of approximately $111,000 which is reflected in the Cost of Services.

11. Employee Savings Plan
The Company sponsors a 401(k) savings plan that is available to all eligible employees.  Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service.  The Company may make matching and/or profit sharing contributions to the plan at its discretion.  The Company contributed $32,112, $27,010 and $21,682 for the years ended December 31, 2008, 2007 and 2006, respectively.

12. Major Customers
Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  Under the terms of the agreement, a downward rate adjustment was made in conjunction with reduced equipment requirements from previous years. The impact of this lower rate resulted in a reduced contribution to gross revenues of approximately $265,000 and $70,000, and a reduced contribution to net income of approximately $160,000 and $40,000 in 2008 and 2007, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company’s revenue from the contract related to HCSP represented 6%, 7% and 8% respectively, of its total revenue.

13. Segment Reporting
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

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2008, 2007 and 2006:

		2008

	HSMS	TBCS	Consolidated

Revenue	$19,598,947	18,987,873	$38,586,820
Interest expense	70,452	208,999	279,451
Depreciation and amortization	2,749,828	1,626,489	4,376,317
Income tax expense	455,632	551,368	1,007,000
Net income	718,492	721,109	1,439,601
Total assets	10,951,398	23,414,866	34,366,264
Additions to fixed assets	1,591,601	952,545	2,544,146
Additions to goodwill and intangible assets	-	313,689	313,689

		2007

	HSMS	TBCS	Consolidated

Revenue	$17,353,241	$18,292,024	$35,645,265
Interest expense	94,851	386,315	481,166
Depreciation and amortization	2,788,298	1,513,820	4,302,118
Income tax expense	763,149	382,851	1,146,000
Net income	906,835	607,397	1,514,232
Total assets	16,447,638	18,505,583	34,953,221
Additions to fixed assets	4,237,782	305,302	4,543,084
Additions to goodwill and intangible assets	35,000	554,826	589,826

		2006

	HSMS	TBCS	Consolidated

Revenue	$16,044,971	$14,749,417	$30,794,388
Interest expense	38,118	356,495	394,613
Depreciation and amortization	2,358,392	1,156,870	3,515,262
Income tax expense	171,081	697,919	869,000
Net income	204,656	1,057,873	1,262,529
Total assets	14,818,050	18,224,326	33,042,376
Additions to fixed assets	3,238,164	760,088	3,998,252
Additions to goodwill and intangible assets	738,996	5,354,878	6,093,874

The accounting polices of the operating segments are the same as those described in the summary of significant accounting policies.
14. Contingencies
The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business.  At December 31, 2008 and 2007, no liability has been recorded in the accompanying financial statements as the conditions for an accrual have not been met. The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims.  In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

15. Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008(*)

Revenue	$9,635,745	$9,539,321	$9,671,087	$9,740,667
Gross Profit	$4,903,790	$4,948,312	$5,117,865	$4,960,377
Net Income	$452,357	$458,026	$461,534	$67,684
Basic EPS	$0.05	$0.05	$0.05	$0.01
Diluted EPS	$0.05	$0.05	$0.05	$0.01

	* - The 4th quarter results include a one-time write-off in the amount of approximately $887,000 (See Note 9)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenue	$8,702,836	$8,898,806	$8,771,670	$9,271,953
Gross Profit	$4,375,382	$4,573,922	$4,370,663	$4,723,335
Net Income	$366,708	$407,260	$422,929	$317,335
Basic EPS	$0.04	$0.04	$0.05	$0.03
Diluted EPS	$0.04	$0.04	$0.04	$0.03

Schedule II
Valuation and Qualifying Accounts

	Column B	Column C - Additions		Column D	Column E
	Balance at	Charge to	Charged to		Balance
	Beginning	Costs and	Other		at end of
	of Period	Expenses	Accounts	Deductions	Period
			(1)

Year Ended December 31, 2006
Allowance for doubtful accounts	$450,771	$210,795	$11,706	$(125,949)	$547,323

Allowance for inventory obsolescence	336,539	-	-	(313,506)	23,033

Year Ended December 31, 2007
Allowance for doubtful accounts	547,323	185,954	-	(179,277)	554,000

Allowance for inventory obsolescence	23,033	30,294	-	-	53,327

Year Ended December 31, 2008
Allowance for doubtful accounts	554,000	241,096	-	(149,096)	646,000

Allowance for inventory obsolescence	$53,327	-	-	(26,374)	$26,953

(1) – Acquisitions