Form 10-Q
period 2009-03-31
AMERICAN MEDICAL ALERT CORP
filed 2009-05-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No ☐

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 on the Exchange Act)
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,507,183 shares of $.01 par value common stock as of May 14, 2009.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2009 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 14, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009 (Unaudited)	Dec. 31, 2008
CURRENT ASSETS
Cash	$4,514,992	$2,473,733
Accounts receivable
(net of allowance for doubtful accounts of $663,500 and $646,000)	5,671,248	6,001,952
Note receivable	14,166	21,117
Inventory	501,501	547,596
Prepaid income taxes	121,687	215,427
Prepaid expenses and other current assets	389,876	436,554
Deferred income taxes	383,000	358,000

Total Current Assets	11,596,470	10,054,379

FIXED ASSETS
(Net of accumulated depreciation and amortization)	9,902,593	10,169,907

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $5,695,702 and $5,386,262)	2,791,591	3,085,931
Goodwill (net of accumulated amortization of $58,868)	10,128,718	9,996,152
Other assets	866,340	1,059,895
	13,786,649	14,141,978
TOTAL ASSETS	$35,285,712	$34,366,264

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,301,667	$1,754,949
Accounts payable	634,179	749,335
Accounts payable – acquisitions	133,922	20,390
Accrued expenses	2,105,025	1,348,823
Deferred revenue	357,414	294,882
Total Current Liabilities	4,532,207	4,168,379

DEFERRED INCOME TAX LIABILITY	1,233,000	1,208,000
LONG-TERM DEBT, Net of Current Portion	2,460,000	2,815,000
CUSTOMER DEPOSITS	122,496	106,196
ACCRUED RENTAL OBLIGATION	517,450	507,512
OTHER LIABILITIES	10,000	10,000
TOTAL LIABILITIES	8,875,153	8,815,087

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,509,673 shares in 2009 and 9,493,402 shares in 2008	95,097	94,934
Additional paid-in capital	15,957,274	15,871,305
Retained earnings	10,494,765	9,721,515
	26,547,136	25,687,754
Less treasury stock, at cost (48,573 shares in 2009 and 2008)	(136,577)	(136,577)
Total Shareholders’ Equity	26,410,559	25,551,177
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,285,712	$34,366,264

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Services	$9,640,644	$9,339,112
Product sales	271,583	296,633
	9,912,227	9,635,745
Costs and Expenses (Income):
Costs related to services	4,515,966	4,581,200
Costs of products sold	121,002	150,755
Selling, general and administrative expenses	4,052,447	4,155,041
Interest expense	23,682	102,055
Other income	(112,120)	(120,663)

Income before Provision for Income Taxes	1,311,250	767,357

Provision for Income Taxes	538,000	315,000

NET INCOME	$773,250	$452,357

Net income per share:
Basic	$.08	$.05
Diluted	$.08	$.05

Weighted average number of common shares outstanding
Basic	9,453,868	9,406,070

Diluted	9,581,219	9,698,665

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:

Net income	$773,250	$452,357

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,050,972	1,036,673
Stock compensation charge	86,132	88,893
Decrease (increase) in:
Accounts receivable	330,704	(185,171)
Inventory	46,095	(136,871)
Prepaid income taxes	93,740	177,892
Prepaid expenses and other current assets	46,678	6,492
Increase (decrease) in:
Accounts payable, accrued expenses and other	667,284	36,190
Deferred revenue	62,532	(13,124)

Net Cash Provided by Operating Activities	3,157,387	1,463,331

Cash Flows From Investing Activities:
Expenditures for fixed assets	(282,346)	(729,371)
Repayment of notes receivable	6,951	6,613
Deposit on equipment and software	-	(106,953)
Purchase – other	(15,099)	(24,153)
Decrease in other assets	1,682	337

Net Cash Used In Investing Activities	(288,812)	(853,527)

Cash Flows From Financing Activities:
Principal payments under capital lease obligation	-	(10,297)
Purchase of treasury stock	-	(10,242)
Repayment of long-term debt	(808,282)	(382,594)
Payment of accounts payable - acquisitions	(19,034)	-
Proceeds upon exercise of stock options and warrants	-	120,000

Net Cash Used In Financing Activities	(827,316)	(283,133)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net Increase in Cash	$2,041,259	$326,671

Cash, Beginning of Period	2,473,733	911,525

Cash, End of Period	$4,514,992	$1,238,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$23,682	$78,480

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$119,098	$134,240

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable due sellers in connection with acquisitions	$132,566	$83,265

Other assets, deposits on equipment transferred to fixed assets	189,346	-

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

2.           Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company”.  All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2008 financial statements.

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” (“SFAS 141(R),”) which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Statement No. 141R became effective as of January 1, 2009 for the Company. Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to SFAS No. 141, “Business Combinations”.  Business combinations completed subsequent to January 1, 2009, will be accounted for pursuant to Statement No. 141R.  The impact that Statement No. 141R will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective on January 1, 2009. Early adoption is prohibited.  The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after the effective date, except for the disclosure requirements which must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Since this standard is applied prospectively, adoption did not have a significant impact on our consolidated results of operations, financial position or cash flows.

4.         Accounting for Stock-Based Compensation:

Stock based compensation is recorded in accordance with SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

The Company granted 5,000 stock options during the three month period ended March 31, 2008.  No options were granted during the three month period ended March 31, 2009.

The following tables summarize stock option activity for the first quarter ended March, 31, 2009 and 2008.

	2009
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	877,235	$4.25
Granted	-	-
Exercised	-	-
Expired/Forfeited	(4,150)	5.31

Balance at March 31	873,085	$4.25	3.20	$1,063,653

Vested and exercisable	873,085	$4.25	3.20	$1,063,653

	2008
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	922,273	$4.01
Granted	5,000	6.51
Exercised	(60,000)	2.00
Expired/Forfeited	(9,525)	2.85

Balance at March 31	857,748	$4.18	5.17	$1,492,423

Vested and exercisable	855,248	$4.17	5.17	$1,492,423

The aggregate intrinsic value of options exercised during the first quarter ended March 31 2008 was $288,000. No options were exercised during the first quarter ended March 31, 2009.  There were no nonvested stock options outstanding as of March 31, 2009. There were 2,500 nonvested stock options outstanding as of March 31, 2008.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31,
	2009	2008
Stock options	$-	$3,750

Stock grants – other	22,887	22,878
Service based awards	33,845	31,069
Performance based awards	29,400	31,196
Tax benefit	(35,315)	(36,450)
Stock-based compensation expense, net of tax	$50,817	$52,443

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  These share grants vest immediately.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007 and January 2009 the Company granted 60,000, 22,000 and 21,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of March 31, 2009 and 2008 there were 41,000 and 31,500 shares vested, respectively.  The aggregate grant date fair value of restricted stock grants was $570,410. As of March 31, 2009 and 2008, the Company had $268,015 and $301,756, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.17 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of March 31, 2009 and 2008, 29,750 shares were vested.  As of March 31, 2009 and 2008, there was $350,691 and $569,939, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of 1.75 years.

5.                 Earnings Per Share:

Earnings per share data for the three months ended March 31, 2009 and 2008 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

March 31, 2009	Income (Numerator)	Shares (Denominator)	Per-Share Amounts

Basic EPS - Income available to common shareholders	$773,250	9,453,868	$.08
Effect of dilutive securities - Options	-	127,351
Diluted EPS - Income available to common shareholders and assumed conversions	$773,250	9,581,219	$.08

March 31, 2008

Basic EPS -Income available to common shareholders	$452,357	9,406,070	$.05
Effect of dilutive securities - Options	-	292,595
Diluted EPS - Income available to common shareholders and assumed conversions	$452,357	9,698,665	$.05

6.         Goodwill

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the three months ended March 31, 2009 and 2008 are as follows:

Three Months Ended March 31, 2009

Balance as of January 1, 2009	$9,996,152
Additional Goodwill	132,566

Balance as of March 31, 2009	$10,128,718

Three Months Ended March 31, 2008

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	83,265

Balance as of March 31, 2008	$9,849,459

The addition to goodwill during the three months ended March 31, 2009 and 2008 relates to additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

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

As of March 31, 2009 and 2008, the Company was in compliance with its financial covenants in its loan agreement.

8.            Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  During the three months ended March 31, 2009 and 2008, the Company’s revenue from this contract represented 6% of its total revenue. As of March 31, 2009 and December 31, 2008, accounts receivable from the contract represented 9% and 8% of accounts receivable, respectively.

9.         Segment  Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2009 and 2008:

	2009

	HSMS	TBCS	Consolidated

Revenue	$5,089,485	$4,822,742	$9,912,227
Income before provision for income taxes	772,030	539,220	1,311,250
Total assets	14,896,742	20,388,970	35,285,712

	2008

	HSMS	TBCS	Consolidated

Revenue	$4,836,955	$4,798,790	$9,635,745
Income before provision for income taxes	520,261	247,096	767,357
Total assets	16,778,179	18,529,491	35,307,670

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-K for the year ended December 31, 2008.

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

As part of its expansion strategy, in 1999, the Company secured certain exclusive rights to a medication reminder appliance which is marketed by the Company under the name Med-Time®. This natural adjunct to PERS proved to be strategically advantageous. Medication non-adherence currently costs an estimated $100 billion annually in the United States and accounts for 10 percent of hospital admissions.  The Company marketed an early version of Med-Time for several years.  Realizing the greater opportunity to expand upon our monitoring capabilities, the Company embarked upon the development of a new system that would allow for greater medication adherence oversight.  In 2009, the Company launched MedSmart™ its next generation solution. MedSmart improves adherence to medication regimens and reduces the risk of dosing errors improving clinical outcomes and quality of life.

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

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the three months ended March 31, 2009 and 2008.

In thousands (000’s)	Three Months Ended March 31,

	2009	%	2008	%
Revenues
HSMS	5,089	51%	4,837	50%
TBCS	4,823	49%	4,799	50%

Total Revenues	9,912	100%	9,636	100%

Cost of Services and Goods Sold
HSMS	2,204	43%	2,116	44%
TBCS	2,433	50%	2,616	55%

Total Cost of Services and Goods Sold	4,637	47%	4,732	49%

Gross Profit
HSMS	2,885	57%	2,721	56%
TBCS	2,390	50%	2,183	45%

Total Gross Profit	5,275	53%	4,904	51%

Selling, General & Administrative	4,052	41%	4,155	43%
Interest Expense	24	-%	102	1%
Other Income	(112)	(1)%	(120)	(1)%

Income before Income Taxes	1,311	13%	767	8%

Provision for Income Taxes	538		315

Net Income	773		452

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $252,000, or 5%, for the three months ended March 31, 2009 as compared to the same period in 2008.  The increase is primarily attributed to the following factors:

▪
In 2007, the Company entered into an exclusive arrangement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumer. In the first quarter of 2009, the Company recognized increased revenue of approximately $117,000 from this arrangement as compared to the same period in 2008.  The Company anticipates it will continue to see growth under this arrangement with Walgreen.

▪
In late 2006, the Company executed a new agreement with a third party agency whereby PERS were placed online.  The subscriber base associated with this agreement has grown and accounted for an approximate $34,000 increase in revenue during the first quarter of 2009 as compared to the same period in the prior year.

The remaining increase in revenue is from the execution of other new agreements as well as growth within its existing subscriber base.  The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

    TBCS

The increase in revenues of approximately $24,000, or 1%, for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the following:

•
The Company continues to experience revenue growth within its telephone answering service businesses due to addition of new customers as well as increased business from its existing customer base.  The increase was partially offset by customer attrition at one of the call center locations as a result of certain account realignment.  The Company has modified its action plan and believes that it will experience reduced attrition at this location moving forward.

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

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold increased by approximately $88,000 for the three months ended March 31, 2009 as compared to the same period in 2008, an increase of 4%, primarily due to the following:

•
The Company capitalized less labor and overhead costs in the three months ended March 31, 2009 as compared to the same period in 2008 resulting in an increase in expense of approximately $75,000.  The Company reduced its purchases of traditional PERS devices and associated components therefore requiring less capitalized labor and overhead to prepare these products for shipment.  This has been facilitated primarily through more efficient tracking of inventory levels and reorder points.  The related personnel have now been utilized in other capacities within the inventory fulfillment department to enhance the monitoring of the Company’s expanded product base.

  TBCS:

Costs related to services and goods sold decreased by approximately $183,000 for the three months ended March 31, 2009 as compared to the same period in 2008, a decrease of 7%, primarily due to the following:

▪
In the first quarter of 2008, the Company incurred additional labor and telephone service costs with the majority of these costs relating to the consolidation of its call center infrastructure in order to maximize operational efficiencies.  With this consolidation effort being substantially completed during 2008, the Company has started to realize the operational and financial benefits of this effort.  During the first quarter of 2009, the Company, through this consolidation effort, has realigned its personnel and structured its telephone system more efficiently whereby the Company was able to reduce its labor and telephone costs by approximately $169,000.  The Company anticipates it will continue to realize these benefits throughout 2009.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $103,000 for the three months ended March 31, 2009 as compared to the same period in 2008, a decrease of 2%.  The decrease is primarily attributable to the following:

▪
During the first quarter of 2009, the Company incurred less advertising expense as compared to the same period in 2008 by approximately $129,000.  The reduction in advertising expense is primarily related to the Walgreen campaign; whereby the Company reduced its advertising spending in the first quarter of 2009.  Moving ahead in 2009, the Company anticipates increasing its advertising expenditure, specifically as it relates to the Walgreen campaign as well as the promotion of its MedSmart medication reminder and pill dispenser.

▪
As a result of the Company’s effort in consolidating its call center infrastructure, the Company has benefited from a reduction of approximately $92,000 in administrative payroll and related payroll taxes in the first quarter of 2009 as compared to the same period in 2008.

▪
These decreases were partially offset by an increase in consulting expense of approximately $105,000.  The Company incurred increased consulting expenses relating to expanding its sales efforts as well as incurring fees to the upgrade of existing websites and accounting systems.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as minor purchases and legal expense which were partially offset by increases in amortization and utility expense.

Interest Expense:

Interest expense for the three months ended March 31, 2009 and 2008 was approximately $24,000 and $102,000, respectively.  The decrease of $78,000 was primarily due to the Company continuing to pay down its term loan as well as a significant reduction in the interest rate.

Other Income:

Other income for the three months ended March 31, 2009 and 2008 was approximately $112,000 and $120,000, respectively. Other income for the three months ended March 31, 2009 and 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis.  These incentives accounted for approximately $73,000 and $80,000, respectively.  In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service.  In 2008, the Company continued its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2009 was approximately $1,311,000 as compared to $767,000 for the same period in 2008. The increase of $544,000 for the three months ended March 31, 2009 primarily resulted from an increase in the Company's service revenues and decrease in the Company’s costs related to services and product sales and selling, general and administrative costs as well as decrease in the Company’s interest expense.

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

As of March 31, 2009 and 2008, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving Credit Line	$950,000	$-	$950,000
Debt (a)	$2,811,667	$1,301,667	$1,510,000
Operating Leases (b)	$7,622,799	$1,078,228	$2,455,472	$1,563,507	$2,525,592
Purchase Commitments (c)	$901,254	$901,254
Interest Expense (d)	$107,829	$76,258	$31,571
Acquisition Related Commitment (e)	$133,922	$133,922
Total Contractual Obligations	$12,527,471	$3,491,329	$4,947,043	$1,563,507	$2,525,592

(a) – Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011.

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

(d) – Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(e) – Acquisition related commitment represents payments due based on collections of the clinical trial business relating to the American Mediconnect, Inc acquisition in December 2006.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $3.2 million for the three months ended March 31, 2009, as compared to approximately $1.5 million for the same period in 2008. During the first quarter of 2009, the cash provided by operating activities was primarily from depreciation and amortization of approximately $1.0 million, net earnings of approximately $0.8 million and an increase in accounts payable and accrued expenses of approximately $0.7 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses is primarily due to the timing of payments of expenses in the ordinary course of business.   Cash provided by operating activities during the first quarter of 2008 were the result of depreciation and amortization of approximately $1.0 million and net earnings of approximately $0.5 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.

Net cash used in investing activities was approximately $0.3 million for the three months ended March 31, 2009 as compared to approximately $0.9 million for the same period in 2008.  The primary component of net cash used in investing activities in the first quarter of 2009 was capital expenditures of approximately $0.3 million, net of deposits on equipment being transferred to fixed assets of approximately $0.2 million.  Capital expenditures for the first quarter of 2009 primarily related to the continued production and purchase of the traditional PERS system.  The primary component of net cash used in investing activities in the first quarter of 2008 was capital expenditures of approximately $0.7 million.  Capital expenditures for the first quarter of 2008 primarily related to the continued production and purchase of the traditional PERS system and the build-out of the Company’s call center in New Mexico.

Cash flows for the three months ended March 31, 2009 used in financing activities were approximately $0.8 million compared to $0.3 million for the same period in 2008.  The primary component of cash flow used in financing activities in the first quarter of 2009 was the payment of long-term debt of approximately $0.8 million.  The primary component of cash flow used in financing activities in the first quarter of 2008 was the payment of long-term debt of approximately $0.4 million which was partially offset by the proceeds received on the exercise of stock options of approximately $0.1 million.

During the next twelve months, the Company anticipates it will make capital expenditures and purchase of inventory items of approximately $2.25 – $2.75 million for the production and purchase of the traditional PERS systems, MedSmart pill dispensers and telehealth systems as well as enhancements to its computer operating systems (this includes outstanding purchase orders issued to purchase approximately $0.9 million of the traditional PERS systems and the MedSmart pill dispenser).  This amount is subject to fluctuations based on customer demand.  The Company also anticipates incurring approximately $0.3 - $0.5 million of costs relating to research and development of its telehealth product and enhanced pill dispenser.

As of March 31, 2009, the Company had approximately $4.5 million in cash and the Company’s working capital was approximately $7.1 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2010 that permits borrowings up to $2.5 million, of which $950,000 was outstanding at March 31, 2009.

Off-Balance Sheet Arrangements:

As of March 31, 2009, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have an impact on the Company’s current and future financial condition.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  During the three months ended March 31, 2009 and 2008, the Company’s revenue from this contract represented 6% of its total revenue. As of March 31, 2009 and December 31, 2008, accounts receivable from the contract represented 9% and 8% of accounts receivable, respectively.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” (“SFAS 141(R),”) which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Statement No. 141R became effective as of January 1, 2009 for the Company. Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to SFAS No. 141, “Business Combinations”.  Business combinations completed subsequent to January 1, 2009, will be accounted for pursuant to Statement No. 141R.  The impact that Statement No. 141R will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective on January 1, 2009. Early adoption is prohibited.  The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after the effective date, except for the disclosure requirements which must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Since this standard is applied prospectively, adoption did not have a significant impact on our consolidated results of operations, financial position or cash flows.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $663,500 as of March 31, 2009, which is equal to 10.5% of the total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $63,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $63,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $160,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $135,000 per annum.

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,128,718 and $9,996,152 at March 31, 2009 and December 31, 2008, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards
On January 1, 2006, the Company adopted SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $86,000 and $89,000 for stock-based compensation for the three months ended March 31, 2009 and 2008, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At March 31, 2009 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERICAN MEDICAL ALERT CORP.

Dated: May 14, 2009	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer