Form 10-Q
period 2009-06-30
AMERICAN MEDICAL ALERT CORP
filed 2009-08-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 on the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,531,471 shares of $.01 par value common stock as of August 14, 2009.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2009 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2009 and 2008 and cash flows for the six-months ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 14, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	Dec. 31, 2008

ASSETS

CURRENT ASSETS
Cash	$5,047,160	$2,473,733
Accounts receivable
(net of allowance for doubtful accounts of $668,000 and $646,000)	5,568,528	6,001,952
Note receivable	7,127	21,117
Inventory	543,245	547,596
Prepaid income taxes	189,255	215,427
Prepaid expenses and other current assets	309,115	436,554
Deferred income taxes	412,000	358,000

Total Current Assets	12,076,430	10,054,379

FIXED ASSETS
(net of accumulated depreciation and amortization)	9,603,473	10,169,907

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $5,953,751 and $5,386,262)	2,533,542	3,085,931
Goodwill (net of accumulated amortization of $58,868)	10,199,300	9,996,152
Other assets	828,338	1,059,895
	13,561,180	14,141,978

TOTAL ASSETS	$35,241,083	$34,366,264

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,301,667	$1,754,949
Accounts payable	1,003,833	749,335
Accounts payable – acquisitions	71,939	20,390
Accrued expenses	1,469,169	1,348,823
Deferred revenue	272,568	294,882
Total Current Liabilities	4,119,176	4,168,379

DEFERRED INCOME TAX LIABILITY	1,262,000	1,208,000
LONG-TERM DEBT, Net of Current Portion	2,105,000	2,815,000
CUSTOMER DEPOSITS	112,449	106,196
ACCRUED RENTAL OBLIGATION	527,389	507,512
OTHER LIABILITIES	10,000	10,000
TOTAL LIABILITIES	8,136,014	8,815,087

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,525,528 shares in 2009 and 9,493,402 shares in 2008	95,255	94,934
Additional paid-in capital	16,043,241	15,871,305
Retained earnings	11,103,150	9,721,515
	27,241,646	25,687,754
Less treasury stock, at cost (48,573 shares in 2009 and 2008)	(136,577)	(136,577)
Total Shareholders’ Equity	27,105,069	25,551,177
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,241,083	$34,366,264

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues:
Services	$18,982,998	$18,558,490
Product sales	431,541	616,576
	19,414,539	19,175,066
Costs and Expenses (Income):
Costs related to services	8,985,373	9,012,256
Costs of products sold	199,134	310,708
Selling, general and administrative expenses	7,993,190	8,311,407
Interest expense	44,302	166,868
Other income	(150,095)	(169,556)

Income before Provision for Income Taxes	2,342,635	1,543,383

Provision for Income Taxes	961,000	633,000

NET INCOME	$1,381,635	$910,383

Net income per share:
Basic	$.15	$.10
Diluted	$.14	$.09

Weighted average number of common shares outstanding:
Basic	9,461,888	9,411,886

Diluted	9,651,024	9,708,325

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Services	$9,342,354	$9,219,378
Product sales	159,958	319,943
	9,502,312	9,539,321
Costs and Expenses (Income):
Costs related to services	4,469,407	4,431,056
Costs of products sold	78,132	159,953
Selling, general and administrative expenses	3,940,743	4,156,366
Interest expense	20,620	64,813
Other income	(37,975)	(48,893)

Income before Provision for Income Taxes	1,031,385	776,026

Provision for Income Taxes	423,000	318,000

NET INCOME	$608,385	$458,026

Net income per share:
Basic	$.06	$.05
Diluted	$.06	$.05

Weighted average number of common shares outstanding
Basic	9,469,908	9,417,701

Diluted	9,720,829	9,717,985

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:

Net income	$1,381,635	$910,383

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,041,165	2,137,026
Loss on write off of fixed assets	391	-
Stock compensation charge	178,507	206,535
Decrease (increase) in:
Accounts receivable	433,424	48,575
Inventory	4,351	(87,387)
Prepaid income taxes	26,172	143,183
Prepaid expenses and other current assets	127,439	(19,492)
Increase (decrease) in:
Accounts payable, accrued expenses and other	394,722	(127,099)
Deferred revenue	(22,314)	107,841

Net Cash Provided by Operating Activities	4,565,492	3,319,565

Cash Flows From Investing Activities:
Expenditures for fixed assets	(707,475)	(1,976,988)
Repayment of notes receivable	13,990	13,309
Decrease (increase) in deposit on equipment	29,162	(257,916)
Purchase – other	(15,099)	(45,663)
Decrease in other assets	2,239	1,683

Net Cash Used In Investing Activities	(677,183)	(2,265,575)

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	100,000
Principal payments under capital lease obligation	-	(20,641)
Purchase of Treasury Stock	-	(10,242)
Repayment of long-term debt	(1,163,282)	(922,297)
Payment of accounts payable - acquisitions	(151,600)	(153,999)
Proceeds upon exercise of stock options and warrants	-	120,000

Net Cash Used In Financing Activities	(1,314,882)	(887,179)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Net Increase in Cash	$2,573,427	$166,811

Cash, Beginning of Period	2,473,733	911,525

Cash, End of Period	$5,047,160	$1,078,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$44,693	$165,068

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$819,830	$400,312

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accounts Payable - acquisitions/additional goodwill - American Mediconnect Inc.	$203,148	$130,244

Other assets, deposits on equipment transferred to fixed assets	195,103	-

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals, except for a partial reduction of the Relocation and Employment Assistance Program (REAP) benefit accrual recorded in December 31, 2007.  The net effect of this adjustment, which was included in other income, resulted in a reduction in net income of approximately $40,000 for the six and three months ended June 30, 2008) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the six and three months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2008 financial statements.

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” (“SFAS 141(R)”), which replaces SFAS 141. The statement provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Statement No. 141R became effective as of January 1, 2009 for the Company. Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to SFAS No. 141, “Business Combinations.”  Business combinations completed subsequent to January 1, 2009, will be accounted for pursuant to Statement No. 141R.  The impact that Statement No. 141R will have on the Company’s consolidated financial statements will depend upon the nature, terms and size of such business combinations, if any.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009.

In July 2009, the FASB issued SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial statements or disclosures.

4.	Accounting for Stock-Based Compensation:

Stock based compensation is recorded in accordance with SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

The Company granted 15,000 and 25,000 stock options during the six month period ended June 30, 2009 and 2008, respectively.

The following tables summarize stock option activity for the six months ended June 30, 2009 and 2008.

2009

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	877,235	$4.25
Granted	15,000	5.72
Exercised	-	-
Expired/Forfeited	(6,650)	5.35

Balance at June 30	885,585	$4.27	2.98	$1,387,149

Vested and exercisable	870,585	$4.24	2.95	$1,387,149

2008

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	922,273	$4.01
Granted	25,000	6.91
Exercised	(60,000)	2.00
Expired/Forfeited	(15,001)	3.35

Balance at June 30	872,272	$4.24	3.93	$1,482,974

Vested and exercisable	869,772	$4.24	3.93	$1,482,974

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $288,000. No options were exercised during the six months ended June 30, 2009.  There were 15,000 and 2,500 nonvested stock options outstanding as of June 30, 2009 and 2008, respectively.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended June 30,	Three Months Ended June 30,
	2009	2008
Stock options	$6,250	$32,500
Stock grants – other	22,880	22,878
Service based awards	33,845	31,068
Performance based awards	29,400	31,196
Tax benefit	(37,850)	(48,250)
Stock-based compensation expense, net of tax	$54,525	$69,392

	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008
Stock options	$6,250	$36,250
Stock grants – other	45,767	45,756
Service based awards	67,690	62,137
Performance based awards	58,800	62,392
Tax benefit	(73,224)	(84,700)
Stock-based compensation expense, net of tax	$105,283	$121,835

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  These share grants vest immediately.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007 and January 2009 the Company granted 60,000, 22,000 and 21,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of June 30, 2009 and 2008 there were 41,000 and 31,500 shares vested, respectively.  The aggregate grant date fair value of restricted stock grants was $570,410. As of June 30, 2009 and 2008, the Company had $234,171 and $270,688, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 1.94 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of June 30, 2009 and 2008, 29,750 shares were vested.  As of June 30, 2009 and 2008, there was $300,593 and $538,743, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of 1.50 years.

5.	Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2009 and 2008 is presented in conformity with SFAS No. 128, “Earnings Per Share.”

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts
Six Months Ended June 30, 2009

Basic EPS - Income available to common stockholders	$1,381,635	9,461,888	$.15
Effect of dilutive securities - Options	-	189,136
Diluted EPS - Income available to common stockholders and assumed conversions	$1,381,635	9,651,024	$.14

Three Months Ended June 30, 2009

Basic EPS -Income available to common stockholders	$603,385	9,469,908	$.06
Effect of dilutive securities - Options	-	250,921
Diluted EPS - Income available to common stockholders and assumed conversions	$603,385	9,720,829	$.06

Six Months Ended June 30, 2008

Basic EPS - Income available to common stockholders	$910,383	9,411,886	$.10
Effect of dilutive securities - Options	-	296,439
Diluted EPS - Income available to common stockholders and assumed conversions	$910,383	9,708,325	$.09

Three Months Ended June 30, 2008

Basic EPS -Income available to common stockholders	$458,026	9,417,701	$.05
Effect of dilutive securities - Options	-	300,284
Diluted EPS - Income available to common stockholders and assumed conversions	$458,026	9,717,985	$.05

6.	Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the six months ended June 30, 2009 and 2008 are as follows:

Six Months Ended June 30, 2009

Balance as of January 1, 2009	$9,996,152
Additional Goodwill	203,148

Balance as of June 30, 2009	$10,199,300

Six Months Ended June 30, 2008

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	130,244

Balance as of June 30, 2008	$9,896,438

The addition to goodwill during the six months ended June 30, 2009 and 2008 relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

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

On August 13, 2009 the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2011.  On April 30, 2007, the Company had amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

As of June 30, 2009 and March 31, 2009, the Company was in compliance with its financial covenants in its loan agreement. As of June 30, 2008 and March 31, 2008, the Company was in compliance with its financial covenants in its loan agreement.

8.	Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  During the six months ended June 30, 2009 and 2008, the Company’s revenue from this contract represented 6% of its total revenue. As of June 30, 2009 and December 31, 2008, accounts receivable from the contract represented 8% of accounts receivable.

9.	Segment Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2009 and 2008:

2009

	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2009
Revenue	$10,135,352	$9,279,187	$19,414,539
Income before provision for income taxes	1,645,177	697,458	2,342,635
Total assets	14,870,915	20,370,168	35,241,083

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2009
Revenue	$5,045,867	$4,456,445	$9,502,312
Income before provision for income taxes	873,147	158,238	1,031,385

2008

	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2008
Revenue	$9,778,598	$9,396,468	$19,175,066
Income before provision for income taxes	932,511	610,872	1,543,383
Total assets	16,385,446	18,898,499	35,283,945

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2008
Revenue	$4,941,643	$4,597,678	$9,539,321
Income before provision for income taxes	412,250	363,776	776,026

10.	Commitments and Contingencies:

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

11.	Subsequent Event:

On August 12, 2009, the Company entered into an agreement with an independent third party to sublet a portion of the space occupied in its Long Island City, New York location.  The sublease, which commences on August 17, 2009 and expires in March 2018, calls for minimum annual rentals of $125,000 subject to a 3% annual increase.  The sublease agreement also calls for a rent abatement through October 31, 2009.

The Company has performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were filed.

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

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the six and three months ended June 30, 2009 and 2008.

In thousands (000’s)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Revenues
HSMS	5,046	53%	4,942	52%	10,135	52%	9,779	51%
TBCS	4,456	47%	4,597	48%	9,280	48%	9,396	49%

Total Revenues	9,502	100%	9,539	100%	19,415	100%	19,175	100%

Cost of Services and Goods Sold
HSMS	2,083	41%	2,183	44%	4,286	42%	4,299	44%
TBCS	2,464	55%	2,408	52%	4,899	53%	5,024	53%

Total Cost of Services and Goods Sold	4,547	48%	4,591	48%	9,185	47%	9,323	49%

Gross Profit
HSMS	2,963	59%	2,759	56%	5,849	58%	5,480	56%
TBCS	1,992	45%	2,189	48%	4,381	47%	4,372	47%

Total Gross Profit	4,955	52%	4,948	52%	10,230	53%	9,852	51%

Selling, General & Administrative	3,941	41%	4,156	44%	7,993	41%	8,311	43%
Interest Expense	21	-%	65	1%	44	-%	167	1%
Other Income	(38)	-%	(49)	(1)%	(150)	(1)%	(169)	(1)%

Income before Income Taxes	1,031	11%	776	8%	2,343	12%	1,543	8%

Provision for Income Taxes	423		318		961		633

Net Income	608		458		1,382		910

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $104,000, or 2%, for the three months ended June 30, 2009 as compared to the same period in 2008.  The increase is primarily attributed to the following factors:

▪
The Company experienced revenue growth under its exclusive arrangement with Walgreen whereby the Company markets the PERS product directly to the consumer.  In the three months ended June 30, 2009, the Company recognized increased revenues of approximately $73,000, as compared to the same period in 2008, from this arrangement.

▪
The Company has increased its subscriber base with respect to its teleheath offering which has resulted in increased revenues.  In the three months ended June 30, 2009, the Company recognized increased revenues of approximately $47,000, as compared to the same period in 2008.

▪
Through the execution of other new agreements as well as growth within its existing PERS subscriber base, the Company’s service revenue increased approximately $143,000 as compared to the same period in 2008.  The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

These increases were partially offset by a decrease in product sales of approximately $160,000 mostly due to a decrease in the sales of its enhanced senior living product portfolio to retirement facilities.

    TBCS

The decrease in revenues of approximately $141,000, or 3%, for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to:

▪
The Company experienced customer attrition at one of the call center locations as a result of certain account realignments, which took place as part of Company’s overall consolidation process.  This resulted in approximately a $102,000 decrease in revenue for the three months ended June 30, 2009 as compared to the same period in 2008.  The Company has since modified its action plan and has stabilized the client base at this location.

▪
The Company recorded a reduction in its project based revenues of approximately $162,000 primarily relating to a decrease in its clinical trial project based work.  The Company continues to aggressively pursue this revenue stream of business and believes it will generate increased clinical trial revenues in the second half year of 2009.

These decreases in revenues were partially offset by an increase in revenue from our non-traditional business of approximately $79,000 for the three months ended June 30, 2009 as compared to the same period in 2008.  This was primarily facilitated through one of the hospital organizations expanding their services with the Company.  Additionally, aside from the call center noted above, the Company continues to experience revenue growth within its traditional telephone answering service business due to addition of new customers as well as increased business from its existing customer base.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold decreased by approximately $100,000 for the three months ended June 30, 2009 as compared to the same period in 2008, a decrease of 5%, primarily due to the following:

▪
As a result of a decrease in the Company’s product sales and the Company’s overall effort to improve efficiencies within the fulfillment and engineering department, the Company incurred less expense of approximately $82,000 through the three months ended June 30, 2009 as compared to the same period in 2008.

▪
The Company’s depreciation expense decreased by approximately $46,000 primarily as a result of the Company obtaining an alternative supplier to purchase its PERS equipment at reduced prices, purchasing fewer devices in 2008 and 2009, as compared with prior years and improved tracking systems relating to the PERS equipment.

This decrease was partially offset by an increase of approximately $30,000 resulting from the Company capitalizing less labor and overhead costs in the three months ended June 30, 2009 as compared to the same period in 2008. The Company reduced its purchases of traditional PERS equipment and associated components therefore requiring less capitalized labor and overhead to prepare these products for shipment.  This has been facilitated primarily through more efficient tracking of equipment levels and reorder points.

  TBCS

Costs related to services and goods sold increased by approximately $56,000 for the three months ended June 30, 2009 as compared to the same period in 2008, an increase of 2%, primarily due to the following:

▪
During the second quarter of 2009 the Company hired additional personnel for its non-traditional answering services which resulted in an increase of approximately $85,000.  This was based on increased business in this area and the execution of a new customer contract.  The Company was required to hire additional personnel prior to the contract taking effect so they could properly train and prepare for the required work.  The contract is now underway and the Company is generating revenue.

The increase was offset by a reduction in outside labor of approximately $37,000 as a result of the reduced project based work as described above.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $215,000 for the three months ended June 30, 2009 as compared to the same period in 2008, a decrease of 5%.  The decrease is primarily attributable to the following:

▪
During the second quarter of 2009, the Company incurred approximately $203,000 less advertising expense as compared to the same period in 2008 due to management’s determination relating to the efficiency of the advertising program.  The Company continues to evaluate the cost benefit of such advertising.

▪
The Company recorded less amortization expense in the amount of $63,000.  This was primarily the result of certain intangible assets associated with previous telephone answering service acquisitions being fully amortized as of June 30, 2008 and March 31, 2009.

▪
These decreases were partially offset by an increase in consulting expenses of approximately $84,000.  The Company incurred increased consulting expenses relating to expanding its sales efforts and promoting its new MedSmart medication management system.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as commission and legal expense which were partially offset by an increase in research and development expense.

Interest Expense:

Interest expense for the three months ended June 30, 2009 and 2008 was approximately $21,000 and $65,000, respectively.  The decrease of $44,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the three months ended June 30, 2009 and 2008 was approximately $38,000 and $49,000, respectively. Other income for the three months ended June 30, 2009 primarily includes late fees charged to customers. Other income for the three months ended June 30, 2008 primarily includes an economic development incentive through the City of Clovis in the amount of $100,000 which was partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2009 was approximately $1,031,000 as compared to $776,000 for the same period in 2008. The increase of $255,000 for the three months ended June 30, 2009 primarily resulted from a decrease in the Company's costs related to services and product sales; selling, general and administrative costs and interest expense partially offset by a decrease in the Company’s service and product revenues.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $356,000, or 4%, for the six months ended June 30, 2009 as compared to the same period in 2008.  The increase is primarily attributed to the following factors:

▪
The Company experienced revenue growth under its exclusive arrangement with Walgreen whereby the Company markets the PERS product directly to the consumer.  In the six months ended June 30, 2009, the Company recognized increased revenues of approximately $190,000, as compared to the same period in 2008, from this arrangement.

▪
The Company has increased its subscriber base with respect to its teleheath offering which has resulted in increased revenues.  In the six months ended June 30, 2009, the Company recognized increased revenues of approximately $74,000, as compared to the same period in 2008.

▪
The Company increased revenues from the agreement with a third party agency whereby PERS are placed online.  The subscriber base associated with this agreement has grown and accounted for an approximate $65,000 increase in revenue during the six months ended June 30, 2009 as compared to the same period in the prior year.

▪
Through the execution of other new agreements as well as growth within its existing PERS subscriber base, the Company’s service revenue increased approximately $220,000 as compared to the same period in 2008.  The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

These increases were partially offset by a decrease in product sales of approximately $185,000 mostly due to a decrease in the sales of its enhanced senior living product portfolio to retirement facilities.

    TBCS

The decrease in revenues of approximately $116,000, or 1%, for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to:

▪
The Company experienced customer attrition at one of the call center locations as a result of certain account realignments, which took place as part of Company’s overall consolidation process.  This resulted in approximately an $180,000 decrease in revenue for the six months ended June 30, 2009 as compared to the same period in 2008.  The Company has since modified its action plan and has stabilized the client base at this location.

▪
The Company recorded a reduction in its project based revenues of approximately $127,000 primarily relating to a decrease in clinical trial project based work.  The Company’s continues to aggressively pursue this revenue stream of business and believes it will generate increased clinical trial revenues in the second half year of 2009.

These decreases in revenues were partially offset by an increase in revenue from our non-traditional business of approximately $113,000 as compared to the six months ended June 30, 2008.  Additionally, aside from the call center noted above, the Company continues to experience revenue growth within its traditional telephone answering service business due to addition of new customers as well as increased business from its existing customer base.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold decreased by approximately $13,000 for the six months ended June 30, 2009 as compared to the same period in 2008, a decrease of less than 1%, primarily due to the following:

▪
As a result of a decrease in the Company’s product sales and the Company’s overall effort to improve efficiencies within the fulfillment and engineering department, the Company incurred less expense of approximately $110,000 through the six months ended June 30, 2009 as compared to the same period in 2008.

▪
The Company’s depreciation expense decreased by approximately $55,000 primarily as a result of the Company obtaining an alternative supplier to purchase its PERS equipment at reduced prices, purchasing fewer devices in 2008 and 2009, as compared with prior years and improved tracking systems relating to the PERS equipment.

This decrease was partially offset by an increase of approximately $105,000 resulting from the Company capitalizing less labor and overhead costs in the six months ended June 30, 2009 as compared to the same period in 2008. The Company reduced its purchases of traditional PERS equipment and associated components therefore requiring less capitalized labor and overhead to prepare these products for shipment.  This has been facilitated primarily through more efficient tracking of equipment levels and reorder points. In addition, there were certain other expenses which slightly increased, as compared to the same period in the prior year in the ordinary course of business.

  TBCS:

Costs related to services and goods sold decreased by approximately $125,000 for the six months ended June 30, 2009 as compared to the same period in 2008, a decrease of 2%, primarily due to the following:

▪
In 2008, the Company incurred additional labor and telephone service costs with the majority of these costs relating to the consolidation of its call center infrastructure in order to maximize operational efficiencies. With this consolidation effort being substantially completed during 2008, the Company has started to realize the operational and financial benefits of this effort.  During the first six months of 2009, the Company, through this consolidation effort, has realigned its personnel and structured its telephone system more efficiently whereby the Company was able to reduce its labor and telephone costs by approximately $235,000.  The Company anticipates it will continue to realize these benefits throughout 2009.

This decrease was partially offset by the Company hiring additional personnel for its non-traditional answering services which resulted in an increase of approximately $151,000.  This was based on increased business in this area and the execution of a new customer contract.  With respect to the new contract, the Company was required to hire additional personnel prior to the contract taking effect so they could properly train and prepare for the required work.  The contract is now underway and the Company is generating revenue.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $318,000 for the six months ended June 30, 2009 as compared to the same period in 2008, a decrease of 4%.  The decrease is primarily attributable to the following:

▪
During the first six months of 2009, the Company incurred approximately $332,000 less advertising expense as compared to the same period in 2008 due to management’s determination relating to the efficiency of the advertising program. The Company continues to evaluate the cost benefit of such advertising.

▪
As a result of the Company’s effort in consolidating its call center infrastructure, the Company has benefited from a reduction of approximately $110,000 in administrative payroll and related payroll taxes in the first six months of 2009 as compared to the same period in 2008.

▪
The Company recorded less amortization expense in the amount of $74,000.  This was primarily the result of certain intangible assets associated with previous telephone answering service acquisitions being fully amortized as of June 30, 2008 and March 31, 2009.

These decreases were partially offset by an increase in consulting expenses of approximately $189,000.  The Company incurred increased consulting expenses relating to expanding its sales efforts, promoting its new MedSmart medication management system as well as incurring fees for the upgrade of existing websites and accounting systems.

Interest Expense:

Interest expense for the six months ended June 30, 2009 and 2008 was approximately $44,000 and $167,000, respectively.  The decrease of $123,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the six months ended June 30, 2009 and 2008 was approximately $150,000 and $169,000, respectively. Other income for the six months ended June 30, 2009 and 2008 includes primarily a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis.  These incentives accounted for approximately $128,000 and $228,000, respectively.  In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service.  In 2008, the Company continued its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment.  The economic development incentive through the City of Clovis in 2008 was partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City in the amount of $73,000.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the six months ended June 30, 2009 was approximately $2,343,000 as compared to $1,543,000 for the same period in 2008. The increase of $800,000 for the six months ended June 30, 2009 primarily resulted from an increase in the Company's service and product revenues as well as a decrease in the Company’s costs related to services and product sales, selling, general and administrative costs and interest expense.

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

On August 13, 2009 the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2011.  On April 30, 2007, the Company had amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.

As of June 30, 2009 and 2008, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$950,000		$950,000
Debt (a)	$3,406,667	$1,301,667	$2,105,000
Operating Leases (b)	$7,333,177	$1,012,503	$2,423,380	$1,575,188	$2,322,106
Purchase Commitments (c)	$807,133	$807,133
Interest Expense (d)	$86,981	$67,791	$19,190
Acquisition related Commitment (e)	$71,939	$71,939
Total Contractual Obligations	$12,655,897	$3,261,033	$5,497,570	$1,575,188	$2,322,106

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $4.6 million for the six months ended June 30, 2009, as compared to approximately $3.3 million for the same period in 2008. During 2009, the cash provided by operating activities was primarily from depreciation and amortization of approximately $2.0 million, net earnings of approximately $1.4 million, an increase in accounts payable and accrued expenses of approximately $0.4 million and a decrease in accounts receivable of approximately $0.4 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses is primarily due to the timing of payments of expenses in the ordinary course of business.  During 2008, the cash provided by operating activities was primarily from depreciation and amortization of approximately $2.1 million and net earnings of approximately $0.9 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 were approximately $0.7 million and $2.3 million, respectively. The primary component of net cash used in investing activities in 2009 was capital expenditures of approximately $0.7 million.  Capital expenditures for 2009 primarily related to the continued production and purchase of the traditional PERS equipment.  The primary component of net cash used in investing activities in 2008 was capital expenditures of approximately $2.0 million.  Capital expenditures for 2008 primarily related to the continued production and purchase of the traditional PERS equipment and the build-out of the Company’s new call center in New Mexico.

Cash flows for the six months ended June 30, 2009 used in financing activities were approximately $1.3 million compared to $0.9 million for the same period in 2008.  The primary component of cash flow used in financing activities in the first six months of 2009 was the payment of long-term debt of approximately $1.2 million.  The primary component of cash flow used in financing activities in 2008 was the payment of long-term debt of approximately $0.9 million.  This was partially offset by the proceeds received from long-term debt of $0.1 million and the exercise of stock options of approximately $0.1 million.

During the next twelve months, the Company anticipates it will make capital expenditures and purchase of inventory items of approximately $1.75 – $2.0 million for the production and purchase of the traditional PERS equipment, MedSmart pill dispensers and telehealth systems as well as enhancements to its computer operating systems (this includes outstanding purchase orders issued to purchase approximately $0.9 million of the traditional PERS equipment and the MedSmart pill dispenser).  This amount is subject to fluctuations based on customer demand.  The Company also anticipates incurring approximately $0.3 - $0.5 million of costs relating to research and development of its telehealth product and enhanced pill dispenser.

As of June 30, 2009, the Company had approximately $5.0 million in cash and the Company’s working capital was approximately $8.0 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2011 that permits borrowings up to $2.5 million, of which $950,000 was outstanding at June 30, 2009.

Off-Balance Sheet Arrangements:

As of June 30, 2009, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources  that is material to investors.

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

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location.  The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $122,000, respectively, and are subject to increases in accordance with the term of the agreements.  The Company is also responsible for the reimbursement of real estate taxes.  On August 12, 2009, the Company entered into an agreement with an independent third party to sublet a portion of the additional space occupied in its Long Island City, New York location.  The sublease, which commences on August 17, 2009 and expires in March 2018, calls for minimum annual rentals of $125,000 subject to a 3% annual increase.  The sublease agreement also calls for a rent abatement through October 31, 2009.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of HRA for two additional two year terms.  During the six months ended June 30, 2009 and 2008, the Company’s revenue from this contract represented 6% of its total revenue. As of June 30, 2009 and December 31, 2008, accounts receivable from the contract represented 8% of accounts receivable.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009.

In July 2009, the FASB issued SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial statements or disclosures.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $668,000 as of June 30, 2009, which is equal to 10.7% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $62,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $62,000.

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

Valuation of Goodwill
Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,199,300 and $9,996,152 at June 30, 2009 and December 31, 2008, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards
On January 1, 2006, the Company adopted SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of approximately $179,000 and $207,000 for stock-based compensation for the six months ended June 30, 2009 and 2008, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At June 30, 2009 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On July 30, 2009, the Company held its 2009 Annual Meeting of Shareholders (the “2009 Meeting”).

At the 2009 Meeting, the Company’s shareholders (i) elected seven (7) directors to serve until the 2010 Annual Meeting of Shareholders and until their successors shall be elected and qualified and (ii) ratified the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009.

1.	The vote with respect to the election of seven (7) directors was as follows:

Name	For	Authority Withheld
(a) Howard M. Siegel	8,360,023	178,662
(b) Jack Rhian	8,449,559	89,126
(c) Frederick S. Siegel	8,390,201	148,484
(d) Ronald Levin	8,189,344	349,341
(e) Yacov Shamash	8,436,986	101,699
(f) John S.T. Gallagher	8,437,550	101,135
(g) Gregory Fortunoff	8,448,906	89,779

2.	The proposal to ratify the selection of Margolin, Winer & Evens LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009, was approved by the following vote:

For	Against	Abstain
8,451,634	67,133	19,918

Item 5. Other Information

On August 13, 2009, the Company entered into an amendment and waiver to its credit agreement with JPMorgan Chase Bank, as successor in the interest to the Bank of New York (the “Lender”). Pursuant to the amendment, the Company’s revolving credit line was extended until June 30, 2011.  In addition, certain financial reporting requirements were modified, and the Lender waived the Company’s obligation to include NM Call Center, Inc. (“NMCC”) as a guarantor under the Credit Agreement until such time that NMCC generates earnings or revenues and/or has assets in excess of $750,000.

Item 6.  Exhibits .

No.                      Description
10.1
Amendment No. 12 and Waiver, dated August 13, 2009, to that certain Credit Agreement dated as of May 20, 2002, as thereafter amended from time to time, between JPMorgan Chase Bank as successor-in-interest to The Bank of New York, a national banking association and American Medical Alert Corp.

15.1
Letter from Margolin, Winer & Evens LLP, the independent accountant of the Company, acknowledging awareness of the use in a registration statement of a report on the unaudited interim financial information in this quarterly report.

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

AMERICAN MEDICAL ALERT CORP.

Dated: August 14, 2009	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer