Form 10-Q
period 2009-09-30
AMERICAN MEDICAL ALERT CORP
filed 2009-11-16
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,504 shares of $.01 par value common stock as of November 16, 2009.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2009 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2009 and 2008 and cash flows for the nine-months ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 16, 2009

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	Dec. 31, 2008
ASSETS

CURRENT ASSETS
Cash	$5,546,314	$2,473,733
Accounts receivable
(net of allowance for doubtful accounts of $672,500 and $646,000)	6,178,050	6,001,952
Note receivable	-	21,117
Inventory	998,057	547,596
Prepaid income taxes	241,250	215,427
Prepaid expenses and other current assets	354,908	436,554
Deferred income taxes	435,000	358,000

Total Current Assets	13,753,579	10,054,379

FIXED ASSETS
(Net of accumulated depreciation and amortization)	9,061,106	10,169,907

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $6,210,016 and $5,386,262)	2,285,345	3,085,931
Goodwill (net of accumulated amortization of $58,868)	10,222,292	9,996,152
Other assets	1,029,608	1,059,895
	13,537,245	14,141,978

TOTAL ASSETS	$36,351,930	$34,366,264

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,501,667	$1,754,949
Accounts payable	714,936	749,335
Accounts payable – acquisitions	94,931	20,390
Accrued expenses	2,212,879	1,348,823
Deferred revenue	309,987	294,882
Total Current Liabilities	4,834,400	4,168,379

DEFERRED INCOME TAX LIABILITY	1,285,000	1,208,000
LONG-TERM DEBT, Net of Current Portion	1,550,000	2,815,000
CUSTOMER DEPOSITS	149,441	106,196
ACCRUED RENTAL OBLIGATION	537,327	507,512
OTHER LIABILITIES	-	10,000
TOTAL LIABILITIES	8,356,168	8,815,087

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,550,577 shares in 2009 and 9,493,402 shares in 2008	95,506	94,934
Additional paid-in capital	16,189,538	15,871,305
Retained earnings	11,847,295	9,721,515
	28,132,339	25,687,754
Less treasury stock, at cost (48,573 shares in 2009 and 2008)	(136,577)	(136,577)
Total Shareholders’ Equity	27,995,762	25,551,177
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,351,930	$34,366,264

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Services	$28,812,705	$27,995,628
Product sales	723,638	850,525
	29,536,343	28,846,153
Costs and Expenses (Income):
Costs related to services	13,519,360	13,484,895
Costs of products sold	335,692	428,786
Selling, general and administrative expenses	12,238,349	12,630,836
Interest expense	61,632	224,073
Other income	(222,470)	(247,354)

Income before Provision for Income Taxes	3,603,780	2,324,917

Provision for Income Taxes	1,478,000	953,000

NET INCOME	$2,125,780	$1,371,917

Net income per share:
Basic	$.22	$.15
Diluted	$.22	$.14

Weighted average number of common shares outstanding:
Basic	9,472,938	9,421,121

Diluted	9,689,676	9,702,142

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Services	$9,829,707	$9,437,138
Product sales	292,097	233,949
	10,121,804	9,671,087
Costs and Expenses (Income):
Costs related to services	4,533,987	4,472,639
Costs of products sold	136,558	80,583
Selling, general and administrative expenses	4,245,159	4,356,924
Interest expense	17,330	57,205
Other income	(72,375)	(77,798)

Income before Provision for Income Taxes	1,261,145	781,534

Provision for Income Taxes	517,000	320,000

NET INCOME	$744,145	$461,534

Net income per share:
Basic	$.08	$.05
Diluted	$.08	$.05

Weighted average number of common shares outstanding
Basic	9,495,036	9,439,592

Diluted	9,756,468	9,689,775

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:

Net income	$2,125,780	$1,371,917

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,058,536	3,231,637
Gain on disposal of fixed assets	(11,409)	-
Stock compensation charge	318,805	329,166
Decrease (increase) in:
Accounts receivable	(176,098)	(138,218)
Inventory	(450,461)	10,249
Prepaid income taxes	(25,823)	126,617
Prepaid expenses and other current assets	81,646	55,374
Increase (decrease) in:
Accounts payable, accrued expenses and other liabilities	892,717	(95,806)
Deferred revenue	15,105	123,363

Net Cash Provided by Operating Activities	5,828,798	5,014,299

Cash Flows From Investing Activities:
Expenditures for fixed assets	(897,072)	(2,452,409)
Repayment of notes receivable	21,117	20,089
Increase in deposit on equipment and software	(142,369)	(271,954)
Purchases – other	(23,167)	(65,571)
Proceeds from sales of fixed assets	11,800	-
Decrease (increase) in other assets	(56,644)	833

Net Cash Used In Investing Activities	(1,086,335)	(2,769,012)

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	100,000
Principal payments under capital lease obligation	-	(31,235)
Purchase of Treasury Stock	-	(10,242)
Repayment of long-term debt	(1,518,282)	(1,280,529)
Payment of accounts payable - acquisitions	(151,600)	(204,140)
Proceeds upon exercise of stock options and warrants	-	125,437

Net Cash Used In Financing Activities	(1,669,882)	(1,300,709)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net Increase in Cash	$3,072,581	$944,578

Cash, Beginning of Period	2,473,733	911,525

Cash, End of Period	$5,546,314	$1,856,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$60,473	$222,273

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$1,201,969	$677,455

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Accounts payable – acquisitions/ additional goodwill – American Mediconnect Inc.	$226,140	$170,584

Other assets, deposits on equipment transferred to fixed assets	$221,719	$-

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals, except for a partial reduction of the Relocation and Employment Assistance Program (REAP) benefit accrual recorded in December 31, 2007, which adjustment, included in other income, had the net effect of a reduction in net income of approximately $40,000 for the nine months ended September 30, 2008) necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the nine and three months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2008 financial statements.

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.	Recent Accounting Pronouncements:

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC Topic 105 did not impact our financial position or results of operations.

In December 2007, the FASB issued ASC Topic 805 (formerly SFAS No. 141(R), Business Combinations).  ASC Topic 805 provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination.  ASC Topic 805 is effective for fiscal years beginning after December 15, 2008.  ASC Topic 805 will be applied prospectively to business combinations with an acquisition date on or after the effective date.

On January 1, 2009, the Company adopted ASC Topic 350-30-35 (formerly FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under ASC Topic 350, Intangible - Goodwill and Other, and the period of expected cash flows used to measure the fair value of the asset under business combination accounting (as currently codified under ASC Topic 805).  ASC Topic 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of ASC Topic 350-30-35 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165, Subsequent Events).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC Topic 855 during the second quarter of 2009.

4.	Accounting for Stock-Based Compensation:

Stock based compensation is recorded in accordance with ASC Topic 718 (formerly SFAS Statement No. 123(R), Shared-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

The Company granted 15,000 and 35,000 stock options during the nine month period ended September 30, 2009 and 2008, respectively.

The following tables summarize stock option activity for the nine months ended September 30, 2009 and 2008.

2009
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	877,235	$4.25
Granted	15,000	5.72
Exercised	-	-
Expired/Forfeited	(6,975)	5.30

Balance at September 30	885,260	$4.27	2.73	$1,553,992

Vested and exercisable	874,260	$4.25	2.70	$1,552,122

2008
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)
Balance at January 1	922,273	$4.01
Granted	35,000	6.51
Exercised	(61,600)	2.04
Expired/Forfeited	(17,226)	3.68

Balance at September 30	878,447	$4.25	3.70	$1,030,779

Vested and exercisable	878,447	$4.25	3.70	$1,030,779

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $291,523.  No options were exercised during the nine months ended September 30, 2009.  There were 11,000 nonvested stock options outstanding as of September 30, 2009.  There were no nonvested stock options outstanding as of September 30, 2008.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months	Three Months
	Ended Sept 30,	Ended Sept 30,
	2009	2008
Stock options	$-	$20,000

Stock grants – other	77,053	75,956
Service based awards	33,845	31,069
Performance based awards	29,400	(4,394)
Tax benefit	(57,526)	(50,300)
Stock-based compensation expense, net of tax	$82,772	$72,331

	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
	2009	2008
Stock options	$6,250	$56,250

Stock grants – other	122,820	121,712
Service based awards	101,535	93,206
Performance based awards	88,200	57,998
Tax benefit	(130,750)	(135,000)
Stock-based compensation expense, net of tax	$188,055	$194,166

Stock Grants - Other

The outside Board of Directors are granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  These share grants vest immediately.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007 and January 2009 the Company granted 50,000, 22,000 and 21,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of September 30, 2009 and 2008 there were 41,000 and 31,500 shares vested, respectively.  The aggregate grant date fair value of restricted stock grants was $570,410. As of September 30, 2009 and 2008, the Company had $200,326 and $239,619, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 1.70 years.

On November 13, 2009 one of the executives waived 9,500 shares of common stock, that had not yet vested, as the executive was inadvertently issued shares in excess of those that could be allocated to him under the 2005 Stock Plan. Simultaneously, this executive was granted, as approved by the Board of Directors, stock options to purchase 21,700 shares of common stock from the Company’s 2000 Plan at the fair market value of the common stock on the date of grant, which was deemed to be comparable value, with a similar vesting schedule.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings Before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of September 30, 2009 and 2008, 29,750 shares were vested.  As of September 30, 2009 and 2008, there was $177,000 and $543,137, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of 1.25 years.

5.	Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2009 and 2008 is presented in conformity with ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share.)

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts
Nine Months Ended September 30, 2009

Basic EPS - Income available to common shareholders	$2,125,780	9,472,938	$.22
Effect of dilutive securities - Options	-	216,738
Diluted EPS - Income available to common shareholders and assumed conversions	$2,125,780	9,689,676	$.22

Three Months Ended September 30, 2009

Basic EPS -Income available to common shareholders	$744,145	9,495,036	$.08
Effect of dilutive securities - Options	-	261,432
Diluted EPS - Income available to common shareholders and assumed conversions	$744,145	9,756,468	$.08

Nine Months Ended September 30, 2008

Basic EPS - Income available to common shareholders	$1,371,917	9,421,121	$.15
Effect of dilutive securities - Options	-	281,021
Diluted EPS - Income available to common shareholders and assumed conversions	$1,371,917	9,702,142	$.14

Three Months Ended September 30, 2008

Basic EPS -Income available to common shareholders	$461,534	9,439,592	$.05
Effect of dilutive securities - Options	-	250,183
Diluted EPS - Income available to common shareholders and assumed conversions	$461,534	9,689,775	$.05

6.         Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the nine months ended September 30, 2009 and 2008 are as follows:

Nine Months Ended September 30, 2009

Balance as of January 1, 2009	$9,996,152
Additional Goodwill	226,140

Balance as of September 30, 2009	$10,222,292

Nine Months Ended September 30, 2008

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	170,584

Balance as of September 30, 2008	$9,936,778

The addition to goodwill during the nine months ended September 30, 2009 and 2008 relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

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

As of September 30, 2009, June 30, 2009 and March 31, 2009, the Company was in compliance with its financial covenants in its loan agreement. As of September 30, 2008, June 30, 2008 and March 31, 2008, the Company was in compliance with its financial covenants in its loan agreement.

8.            Major Customers:

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of Human Resources Administration (“HRA”) for two additional two year terms.  During the nine months ended September 30, 2009 and 2008, the Company’s revenue from this contract represented 6% of its total revenue. As of September 30, 2009 and December 31, 2008, accounts receivable from the contract represented 8% of accounts receivable.

9.         Segment Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2009 and 2008:

2009

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2009
Revenue	$15,439,122	$14,097,221	$29,536,343
Income before provision for income taxes	2,433,580	1,170,200	3,603,780
Total assets	15,509,415	20,842,515	36,351,930

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2009
Revenue	$5,303,770	$4,818,034	$10,121,804
Income before provision for income taxes	788,403	472,742	1,261,145

2008

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2008
Revenue	$14,744,046	$14,102,107	$28,846,153
Income before provision for income taxes	1,315,923	1,008,994	2,324,917
Total assets	16,186,596	19,360,141	35,546,737

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2008
Revenue	$4,965,448	$4,705,639	$9,671,087
Income before provision for income taxes	383,412	398,122	781,534

10.	Commitments and Contingencies:

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

In October 2009, the Company issued time-vested and performance warrants to an independent third party in connection with a strategic business relationship.

The Company has performed an evaluation of subsequent events through November 16, 2009, the date the financial statements were filed, for potential recognition or disclosure in the financial statements.

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

In order to accommodate the planned growth of this business, the Company has built or acquired eight communication centers. The Company has since consolidated its TBCS operation onto three equipment hubs and six satellite offices. The purpose of this effort is to link each of the locations in order to leverage the Company’s overall scope, scale and capability.  The Company’s acquisition strategy has allowed it to become a national provider of healthcare communication services.

In 2006, the Company broadened its capabilities to service specialized allied healthcare providers including hospitals, home care, hospice and other healthcare subspecialties. The Company believes it has identified other communication needs as expressed by its TBCS client base. In response to these expressed needs, the Company developed and implemented various specialized healthcare communication solutions that have resulted in the execution of numerous multi-year service contracts for the provision of these services. These non-traditional business solutions continue to create significant opportunities for long-term revenue growth.

In 2008, the Company focused special attention to revamp its PhoneScreen clinical trial operation and business development efforts. This effort resulted in embedding this operation into the Company’s consolidated call center and IT infrastructure. This service specialty is now poised to accept greater volumes of work and is being well received by large pharmaceutical companies and clinical trial recruitment organizations.

The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity.

The Company believes this strategy will enable it to maintain and increase its role in the healthcare communications field.  Moreover, based on the Company’s growth strategy, management believes its TBCS business will allow the Company to become the largest provider of these specialized healthcare communication services in the United States.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the nine and three months ended September 30, 2009 and 2008.

In thousands (000’s)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Revenues
HSMS	5,304	52%	4,965	51%	15,439	52%	14,744	51%
TBCS	4,818	48%	4,706	49%	14,097	48%	14,102	49%

Total Revenues	10,122	100%	9,671	100%	29,536	100%	28,846	100%

Cost of Services and Goods Sold
HSMS	2,152	41%	2,097	42%	6,438	42%	6,432	44%
TBCS	2,519	52%	2,456	52%	7,417	53%	7,481	53%

Total Cost of Services and Goods Sold	4,671	46%	4,553	47%	13,855	47%	13,913	48%

Gross Profit
HSMS	3,152	59%	2,868	58%	9,001	58%	8,312	56%
TBCS	2,299	48%	2,250	48%	6,680	47%	6,621	47%

Total Gross Profit	5,451	54%	5,118	53%	15,681	53%	14,933	52%

Selling, General & Administrative	4,245	42%	4,357	45%	12,238	41%	12,631	44%
Interest Expense	17	-%	57	1%	62	-%	224	1%
Other Income	(72)	(1)%	(78)	(1)%	(223)	(1)%	(247)	(1)%

Income before Income Taxes	1,261	12%	782	8%	3,604	12%	2,325	8%

Provision for Income Taxes	517		320		1,478		953

Net Income	744		462		2,126		1,372

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues:

    HSMS

Revenues, which consist primarily of monthly recurring revenues, increased approximately $339,000, or 7%, for the three months ended September 30, 2009 as compared to the same period in 2008.  The increase is primarily attributed to the following factors:

▪
The Company experienced revenue growth under its exclusive arrangement with Walgreen whereby the Company markets the PERS product directly to the consumer.  In the three months ended September 30, 2009, the Company recognized increased revenues of approximately $70,000, as compared to the same period in 2008, from this arrangement.

▪
Through the execution of new agreements as well as growth within its existing PERS subscriber base, the Company’s PERS service revenue increased approximately $174,000 as compared to the same period in 2008.  The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

▪
The Company recognized increased revenue in product sales of approximately $58,000.  This was facilitated through the commercialization of its MedSmart medication management system during 2009 and the Company generated revenue of approximately $68,000 in the third quarter of 2009 from this product.

    TBCS

The increase in revenues of approximately $112,000, or 2%, for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to:

▪
The Company experienced revenue growth within its non-traditional day-time service offering of approximately $126,000 mainly as a result of a customer, which is a hospital organization, expanding their services with the Company.  Further expansion is anticipated within the non-traditional day-time service offering for the remainder of 2009 and into 2010.

▪
Additionally, the Company continues to experience growth within its traditional telephone answering service business due to additions of new customers as well as increased business from its existing customer base.

These increases were partially offset by a decrease in revenue at one of the call center locations due to customer attrition as a result of certain account realignments.  The Company has since modified its action plan and has stabilized the client base at this location.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold increased by approximately $55,000, or 3%, for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to the following:

•
The Company incurred increased costs of goods sold of approximately $56,000 related to increased product sales.  This was primarily facilitated by the sales of its MedSmart medication management system, as noted above.

  TBCS:

Costs related to services and goods sold increased by approximately $63,000 for the three months ended September 30, 2009 as compared to the same period in 2008, an increase of 3%, primarily due to the following:

▪
The Company hired additional personnel for its non-traditional day-time service offering which resulted in an increase of approximately $148,000.  This was facilitated by the execution of an agreement with a customer, which is a hospital organization, whereby the Company was required to hire additional personnel prior to the agreement taking effect so they could be properly trained and prepared for the required work.  The service offering under this agreement have commenced and the Company is generating revenue.

▪
This increase was partially offset by a decrease in labor and telephone cost of approximately $79,000.  This was a result of the Company incurring additional labor and telephone service costs in 2008 in association with the consolidation of its call center infrastructure in order to maximize operational efficiencies.  With this consolidation effort being substantially completed during 2008 and the Company realigning its personnel and structuring its telephone system more efficiently, the Company has realized the operational and financial benefits of this effort.  The Company anticipates it will continue to realize these benefits throughout the remainder of 2009.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $112,000 for the three months ended September 30, 2009 as compared to the same period in 2008, a decrease of 3%.  The decrease was primarily attributable to the following:

▪
The Company incurred approximately $193,000 less internet and television advertising expenses as compared to the same period in 2008 due to management’s determination relating to the efficiency of the advertising program. The Company continues to evaluate the cost benefit of such advertising.

▪
The Company recorded less amortization expense in the amount of approximately $36,000.  This was primarily the result of certain intangible assets associated with previous telephone answering service acquisitions being fully amortized as of March 31, 2009.

▪
These decreases were partially offset by an increase in consulting expense of approximately $106,000.  This increase was primarily due to the Company utilizing outside consultants to assist in expanding its sales and promotion efforts of its MedSmart medication management system.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as utility expense which was partially offset by an increase in bad debt expense.

Interest Expense:

Interest expense for the three months ended September 30, 2009 and 2008 was approximately $17,000 and $57,000, respectively.  The decrease of $40,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the three months ended September 30, 2009 and 2008 was approximately $72,000 and $78,000, respectively. Other income for the three months ended September 30, 2009 includes an insurance recovery of approximately $45,000 as a result of fire damage incurred at one of the call center locations.  Other income for the three months ended September 30, 2008 includes an economic development incentive received from the City of Clovis, New Mexico, in the amount of $50,000 associated with the opening of a call center in this location.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2009 was approximately $1,261,000 as compared to $782,000 for the same period in 2008. The increase of $479,000 for the three months ended September 30, 2009 primarily resulted from an increase in the Company's service and product revenues as well as a decrease in selling and administrative costs and interest expense offset by an increase in the Company’s costs related to services and product sales.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues:

        HSMS

Revenues, which consist primarily of monthly recurring revenues, increased approximately $695,000, or 5%, for the nine months ended September 30, 2009 as compared to the same period in 2008.  The increase is primarily attributed to the following factors:

▪
The Company experienced revenue growth under its exclusive arrangement with Walgreen whereby the Company markets the PERS product directly to the consumer.  In the nine months ended September 30, 2009, the Company recognized increased revenues of approximately $260,000, as compared to the same period in 2008, from this arrangement.

▪
The Company has increased its subscriber base with respect to its telehealth offering which has resulted in increased revenues.  In the nine months ended September 30, 2009, the Company recognized increased revenues of approximately $105,000, as compared to the same period in 2008.

▪
The Company increased revenues from the agreement with a third party agency whereby PERS are placed online.  The subscriber base associated with this agreement has grown and accounted for an approximate $94,000 increase in revenue during the nine months ended September 30, 2009 as compared to the same period in the prior year.

▪
Through the execution of new agreements as well as growth within its existing PERS subscriber base, the Company’s service revenue increased approximately $345,000 as compared to the same period in 2008.  The Company anticipates that it will continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

These increases were partially offset by a decrease in product sales of approximately $127,000. As a result of a decrease in sales of its enhanced senior living product portfolio to retirement facilities, the Company realized approximately $195,000 less revenue during 2009 as compared to the same period in 2008.  This decrease within product sales was partially offset by approximately $68,000 of revenue generated from its MedSmart medication management system which was commercialized during 2009.

    TBCS

The decrease in revenues of approximately $5,000 for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to:

▪
The Company experienced customer attrition at one of the call center locations as a result of certain account realignments, which took place as part of Company’s overall consolidation process.  This resulted in approximately a $286,000 decrease in revenue for the nine months ended September 30, 2009 as compared to the same period in 2008.  The Company has since modified its action plan and has stabilized the client base at this location.

▪	This decrease in revenues was partially offset by the following:

o
An increase in revenues from our non-traditional day-time service offering of approximately $217,000 as compared to the nine months ended September 30, 2008.  This was a result of increased services provided to existing customers as well as additional service offering engaged with one of the hospital organizations.  Further expansion is anticipated within the non-traditional day-time service offering for the remainder of 2009 and into 2010.

o
The Company continues to experience revenue growth within its traditional telephone answering service business due to addition of new customers as well as increased business from its existing customer base.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold increased by approximately $6,000 for the nine months ended September 30, 2009 as compared to the same period in 2008, an increase of less than 1%, primarily due to the following:

▪
The Company capitalized less labor and overhead costs in the nine months ended September 30, 2009 as compared to the same period in 2008 resulting in an increase in expense of approximately $138,000.  The Company incurred less capitalized labor and overhead to prepare products for shipment as a result of decreased purchases and improved efficiency within the fulfillment and engineering department.  The related personnel have then been utilized in other capacities within the fulfillment and engineering department including repair and upgrade of services and increased oversight of the Company’s leased medical devices and inventory.

▪	The Company incurred increased payroll costs related to services of approximately $62,000 in association with the overall revenue growth within its HSMS segment.

▪	These increases were partially offset by the following:

o	A decrease in the Company’s cost of goods sold of approximately $93,000 primarily due to a decrease in sales of its enhanced senior living product portfolio to retirement facilities.

o
A decrease in the Company’s depreciation expense of approximately $89,000 primarily as a result of the Company obtaining an alternative supplier to purchase its PERS equipment at reduced prices, purchasing fewer devices in 2008 and 2009, as compared with past years as well as improved tracking systems relating to the PERS equipment.

  TBCS:

Costs related to services and goods sold decreased by approximately $64,000 for the nine months ended September 30, 2009 as compared to the same period in 2008, a decrease of 1%, primarily due to the following:

▪
In 2008, the Company incurred additional labor and telephone service costs in association with the consolidation of its call center infrastructure in order to maximize operational efficiencies. With this consolidation effort being substantially completed during 2008, the Company is realizing the operational and financial benefits of this effort.  During the first nine months of 2009, the Company was able to reduce its labor and telephone costs by approximately $333,000.  The Company anticipates it will continue to realize these benefits throughout the remainder of 2009.

▪
There was a decrease in the Company’s depreciation expense of approximately $47,000 primarily due to certain assets related to the build-out of one of the call centers being fully depreciated at December 31, 2008.

▪
These decreases were partially offset by the Company hiring additional personnel for its non-traditional day-time service offering which resulted in an increase of approximately $299,000.  This was partially facilitated by the execution of an agreement with a customer, which is a hospital organization, whereby the Company was required to hire additional personnel prior to the agreement taking effect so they could be properly trained and prepared for the required work.  The service offering under this agreement has commenced and the Company is generating revenue.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $393,000 for the nine months ended September 30, 2009 as compared to the same period in 2008, a decrease of 3%.  The decrease is primarily attributable to the following:

▪
The Company incurred approximately $525,000 less internet and television advertising expenses as compared to the same period in 2008 due to management’s determination relating to the efficiency of the advertising program. The Company continues to evaluate the cost benefit of such advertising.

▪
As a result of the Company’s effort in consolidating its call center infrastructure, the Company has benefited from a reduction of approximately $55,000 in administrative payroll and related payroll taxes in the first nine months of 2009 as compared to the same period in 2008.

▪
The Company recorded less amortization expense in the amount of $110,000.  This was primarily the result of certain intangible assets associated with previous telephone answering service acquisitions being fully amortized as of June 30, 2008 and March 31, 2009.

▪
These decreases were partially offset by an increase in consulting expense of approximately $295,000.  This increase was primarily due to the Company utilizing outside consultants to assist in expanding its sales and promoting efforts of its MedSmart medication management system as well as incurring fees for the upgrade of existing websites and accounting systems.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as minor purchase and legal expense which were partially offset by an increase in depreciation expense and bad debt expense.

Interest Expense:

Interest expense for the nine months ended September 30, 2009 and 2008 was approximately $62,000 and $224,000, respectively.  The decrease of $162,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Other Income:

Other income for the nine months ended September 30, 2009 and 2008 was approximately $223,000 and $247,000, respectively. This includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis.  These incentives accounted for approximately $73,000 and $240,000 for the nine months ended September 30, 2009 and 2008, respectively.  In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service.  In 2008, the Company continued its further expansion into this facility by also hiring employees to serve as emergency response operators for the HSMS segment.  Other income for the nine months ended September 30, 2009 and 2008 also includes late fees from customers of approximately $51,000 and $45,000, respectively.  In addition, in 2009, the Company received an insurance reimbursement of approximately $45,000 as a result of fire damage incurred at one of its call center locations.  In 2008, the economic development incentive through the City of Clovis was partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City in the amount of $73,000.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2009 was approximately $3,604,000 as compared to $2,325,000 for the same period in 2008. The increase of $1,279,000 for the nine months ended September 30, 2009 primarily resulted from an increase in the Company's service and product revenues as well as a decrease in selling, general and administrative cost as well as interest expense.

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

As of September 30, 2009 and 2008, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$950,000	$200,000	$750,000
Debt (a)	$2,101,667	$1,301,667	$800,000
Operating Leases (b)	$7,599,893	$1,010,119	$2,599,265	$1,728,883	$2,261,626
Purchase Commitments (c)	$646,515	$646,515
Interest Expense (d)	$81,159	$54,553	$26,606
Acquisition related Commitment (e)	$94,931	$94,931
Total Contractual Obligations	$11,474,165	$3,307,785	$4,175,871	$1,728,883	$2,261,626

(a) – Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011.

(b)    – Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease. This lease expires in December 2009.  The Company also leases office space from certain telephone answering service managers.  The leases with these managers expire in December 2009 and December 2012, respectively.

        — On August 12, 2009, the Company entered into an agreement with an independent third party to sublet a portion of the office space in its New York location.  The sublease commenced in August 2009 with a rent abatement through October 2009 and expires in March 2018.  The minimum annual rental income, which is not reflected in the table above, is $125,000 subject to a 3% annual increase.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $5.8 million for the nine months ended September 30, 2009, as compared to approximately $5.0 million for the same period in 2008. During 2009, the cash provided by operating activities was primarily from net earnings of approximately $2.1 million as well as depreciation and amortization of approximately $3.1 million, and increase in accounts payable and accrued expenses of $0.9 million.. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses is primarily due to the timing of payments of expenses in the ordinary course of business.  Cash provided by operating activities during 2008 were the result of net earnings of approximately $1.4 million as well as depreciation and amortization of approximately $3.2 million.. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 were approximately $1.1 million and $2.8 million, respectively.  The primary component of net cash used in investing activities in 2009 was capital expenditures of approximately $0.9 million.  Capital expenditures for 2009 primarily related to the continued production and purchase of the traditional PERS system.  The primary components of net cash used in investing activities in 2008 were capital expenditures of approximately $2.5 million.  Capital expenditures for 2008 primarily related to the continued production and purchase of traditional PERS equipment and the build-out of the Company’s new call center in New Mexico.

Cash flows for the nine months ended September 30, 2009 used in financing activities were approximately $1.7 million compared to $1.3 million for the same period in 2008.  The primary component of cash flow used in financing activities in 2009 and 2008 was the payment of long-term debt of approximately $1.5 million and $1.3 million, respectively.

During the next twelve months, the Company anticipates it will make capital expenditures and purchase of inventory items of approximately $1.75 – $2.0 million for the production and purchase of the traditional PERS equipment, MedSmart pill dispensers and telehealth systems as well as enhancements to its computer operating systems (this includes outstanding purchase orders issued to purchase approximately $0.6 million of the traditional PERS equipment and the MedSmart pill dispenser).  This amount is subject to fluctuations based on customer demand.  The Company also anticipates incurring approximately $0.1 - $0.3 million of costs relating to research and development of its telehealth product and enhanced pill dispenser.

As of September 30, 2009, the Company had approximately $5.5 million in cash and the Company’s working capital was approximately $8.9 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash, working capital and capital expenditure needs for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2011 that permits borrowings up to $2.5 million, of which $950,000 was outstanding at September 30, 2009. In October 2009, the Company paid down $200,000 on the revolving credit line leaving a balance of $750,000.

Off-Balance Sheet Arrangements:

As of September 30, 2009, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources  that is material to investors.

Other Factors:

During 2008, the Company recorded a loss on abandonment of $886,504, which represents the write-off of assets encompassing prepaid licensing fees and associated products paid or acquired in connection with a technology provider obtaining and completing certain new remote telehealth monitoring products and services.  The technology provider on this initiative experienced a funding shortfall and filed for bankruptcy protection and was not be able to complete the project.  Although the Company has abandoned this particular project, the Company plans to continue its efforts within the telehealth sector.  The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location.  The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $122,000, respectively, and are subject to increases in accordance with the term of the agreements.  The Company is also responsible for the reimbursement of real estate taxes.  On August 12, 2009, the Company entered into an agreement with an independent third party to sublet a portion of the additional space occupied in its Long Island City, New York location.  The sublease commenced on August 17, 2009 and expires in March 2018. The sublease calls for minimum annual rentals of $125,000 subject to a 3% annual increase.  The sublease agreement also calls for a rent abatement through October 31, 2009.

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

Since 1983, the Company has provided Personal Emergency Response Systems (“PERS”) services to the City of New York’s Human Resources Administration Home Care Service Program ("HCSP").  The contract term with the HCSP is for two years, commencing September 21, 2007, with two options to renew in favor of Human Resources Administration (“HRA”) for two additional two year terms.  During the nine months ended September 30, 2009 and 2008, the Company’s revenue from this contract represented 6% of its total revenue. As of September 30, 2009 and December 31, 2008, accounts receivable from the contract represented 8% of accounts receivable.

Recent Accounting Pronouncements:

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC Topic 105 did not impact our financial position or results of operations.

In December 2007, the FASB issued ASC Topic 805 (formerly SFAS No. 141(R), Business Combinations).  ASC Topic 805 provides a broader definition of the “Acquirer” and establishes principles and requirements of how the Acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed as well as how the Acquirer recognizes and measures the goodwill acquired in the business combination.  ASC Topic 805 is effective for fiscal years beginning after December 15, 2008.  ASC Topic 805 will be applied prospectively to business combinations with an acquisition date on or after the effective date.

On January 1, 2009, the Company adopted ASC Topic 350-30-35 (formerly FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under ASC Topic 350, Intangible - Goodwill and Other, and the period of expected cash flows used to measure the fair value of the asset under business combination accounting (as currently codified under ASC Topic 805).  ASC Topic 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of ASC Topic 350-30-35 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165, Subsequent Events).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC Topic 855 during the second quarter of 2009.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $672,500 as of September 30, 2009, which is equal to 9.8% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported pre-tax net income of approximately $69,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported pre-tax net income by approximately $69,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and pre-tax net income would decrease by approximately $175,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and pre-tax net income would increase by approximately $130,000 per annum.

Valuation of Goodwill
Pursuant to ASC Topic 350 (formerly SFAS No. 142, Intangibles – Goodwill and other, goodwill and indefinite life intangible assets are no longer amortized, but are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,222,292 and $9,996,152 at September 30, 2009 and December 31, 2008, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards
On January 1, 2006, the Company adopted ASC Topic 718 (formerly SFAS Statement No. 123(R), Share-Based Payments), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As a result of adopting ASC Topic 718, the Company recorded a pre-tax expense of approximately $319,000 and $329,000 for stock-based compensation for the nine months ended September 30, 2009 and 2008, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At September 30, 2009 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 26, 2009, the Company issued to one accredited investor, in connection with a strategic business relationship, (i) a warrant to purchase 10,000 shares of the Company’s common stock (“Common Stock”), par value $.01 per share, of which 5,000 shares vested immediately and 5,000 shares vest one year from the grant date subject to certain conditions, and exercisable for a five year term from the applicable vesting date, and (ii) a warrant to purchase a number of shares of Common Stock determined by a formula based on future levels of business activity in connection with such strategic business relationship, and exercisable for a five year term from the grant date subject to earlier termination in the event of the termination of the strategic business relationship.  Each warrant has a per share exercise price of $5.93.

The issuance of these securities was made without registration in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended (the “Securities Act”), and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering, based on the fact that the aforementioned securities were not sold or offered pursuant to general solicitation, and in reliance upon the representations of the holder as to its status as an accredited investor, that it was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the Securities Act and an acknowledgement by the holder that resale of such securities may not be made unless registered under the Securities Act or another exemption is available.  In addition, such securities bear a legend indicating such restrictions on transferability.

Item 5.  Other Information.

On November 13, 2009, the Board of Directors of the Company approved a grant to Richard Rallo, the Company’s Chief Financial Officer, under the Company’s 2000 Stock Option Plan (the “2000 SOP”), of options to purchase 3,426 shares of Common Stock, vesting on December 31, 2010, and options to purchase 18,274 shares of the Company’s Common Stock, vesting on December 31, 2011 (which vesting shall be subject to continued employment on the date of vesting, in accordance with the 2000 SOP and the other terms and conditions of the previously disclosed employment agreement (the “Employment Agreement”) between the Company and Mr. Rallo dated as of January 1, 2009.  These options have a per share exercise price of $5.88.  The grant of these options was made to replace, and to provide incentive compensation with equivalent value to, 9,500 restricted shares of Common Stock that the Company recently discovered it had inadvertently granted in excess of Mr. Rallo’s individual 50,000 share limit under the Company’s 2005 Stock Incentive Plan, of which 1,500 shares were to vest on December 31, 2010 and 8,000 shares were to vest on December 31, 2011 (the “Excess Shares”). The 2000 SOP does not contain any individual grant limits. The grant of the Excess Shares has been cancelled and Mr. Rallo has agreed in writing to waive any and all rights with respect to the Excess Shares.

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

AMERICAN MEDICAL ALERT CORP.

Date: November 16, 2009	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer