Form 10-K
period 2009-12-31
AMERICAN MEDICAL ALERT CORP
filed 2010-03-31
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Exact name of registrant as specified in its charger)

New York	11-2571221
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3265 Lawson Boulevard, Oceanside, New York (Address of Principal Executive Offices)	11572 (Zip Code)

 (516) 536-5850
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 per share	NASDAQ Capital Market

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of the last day of the registrant's most recently completed second fiscal quarter, was $38,763,034.

Aggregate number of shares of Common Stock outstanding as of March 22, 2010: 9,540,514

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

Item 1.    BUSINESS

A.           General

Background
American Medical Alert Corp. (“AMAC” or the “Company”) is committed to providing solutions that improve healthcare delivery through an expansive portfolio of home-based Remote Patient Monitoring (“RPM”) technologies and innovative communication center services.  The Company’s business strategy leverages its ability to design, develop and integrate health and safety monitoring technologies with its multi-site, U.S. based healthcare communication infrastructure to  provide its customers with lower cost, high touch solutions that sustain independent living, encourage better self care activities and improve communications of critical health information.

The Company’s financial model is the generation of monthly recurring revenues (“MRR”). Under this model, each operating segment generates prescribed monthly fees for services and equipment rendered throughout the duration of a service agreement.  For the year ended December 31, 2009, approximately 94% of the Company’s revenue was generated from MRR.  The remaining 6% of revenue was derived from its clinical trial projects, installation charges and product sales

AMAC believes that delivering innovation and high-value solutions through its integrated communications platform is the key to meeting customers’ needs and to achieve future growth. The Company markets its products and services directly to healthcare providers, pharmaceutical companies, managed care organizations and through a network of distributors. The Company also offers certain products and services directly to consumers.

The Company was formed in 1981 as a New York Corporation.  As previously defined herein, the terms “AMAC” or “Company” mean, unless the context requires otherwise, American Medical Alert Corp. and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., SafeCom, Inc., North Shore Answering Services, Answer Connecticut Acquisition Corp., MD OnCall Acquisition Corp., American Mediconnect Acquisition Corp. and NM Call Center, Inc.

Operating Segments
The Company’s activities are reported through two operating segments. The first segment, Health Safety and Monitoring Services (“HSMS”), is comprised of the development and marketing of Remote Patient Monitoring (“RPM”) technologies that include personal emergency response systems (“PERS”), medication reminder and dispensing systems, telehealth/disease management technologies and safety monitoring systems to pharmacies. The second segment, Telephony Based Communication Services (“TBCS”), includes the provision of centralized call center solutions primarily to the healthcare community including traditional after hours services, Daytime Services applications, and clinical trial recruitment call center services and administration.

B.           Products and Services

1.	Health and Safety Monitoring Systems (HSMS)

The ongoing objective of the HSMS division is to create a compelling value proposition by addressing the fundamental need to allow individuals to age in place with home based health monitoring technologies through a single monitoring platform. This RPM platform provides a single source for AMAC’s customers to access a broad spectrum of technologies, from rudimentary to sophisticated, to deliver individualized, cost effective monitoring as a patient’s needs evolve.

a.	Personal Emergency Response Systems (PERS)

PERS is the Company’s core product and service offering. The system consists of a console unit and a wireless transmitter generally worn as a pendant or on the wrist by the client. In the event of an emergency, the client is able to summon immediate assistance via the two-way voice system that connects their home telephone with the Company’s Response Center. The ability to access and obtain assistance particularly after a fall or during medical emergency has been proven to reduce overall healthcare costs and increase the ability of an individual to remain independent at home. In 2000, total direct costs related to fall injuries exceeded $19 billion in adults aged 65 and older and the financial toll is only expected to increases as America’s population ages further.

In November of 2009, Apria Healthcare announced an exclusive strategic alliance with AMAC to provide PERS under an Apria branded service.  In first quarter 2010, ApriaAlert was introduced to selected geographic markets within Apria’s national footprint. Plans are underway for geographic expansion through its nationwide branch network which serves over two million patients annually.

Recognizing the increased demand for life enhancing monitoring technologies, AMAC in 2009 piloted Healthy Aging Solutions, a comprehensive referral support program and e-commerce capability to further build market share. This pilot effort resulted in new referral provider relationships which will continue to build market share in 2010 and beyond.

Also in 2009, WellAWARE Systems, the leading developer of next-generation wellness monitoring solutions for senior care providers, announced it has entered a technology integration collaboration with AMAC to deliver an integrated health monitoring solution that incorporates AMAC’s PERS technology with WellAWARE’s sensor-based wellness monitoring solution and is currently pilot testing the integrated solution with its first joint customer, The Evangelical Lutheran Good Samaritan Society.

The Company is currently exploring development and integration of complementary mobile communication technologies to enhance the next generation of PERS technology.

AMAC’s PERS is marketed  directly and by third party providers under multiple brands including VoiceCare®, Walgreens Ready Response™, Response Call™, and most recently ApriaAlert™.

b.	Medication Adherence Appliances

The second component of AMAC’s RPM platform addresses medication adherence, which has been defined as a critical component of patient self management.  One in two patients do not take their medications as prescribed, costing the United States an estimated $300 billion per year in unnecessary healthcare costs and lost revenue. 84% cite simple forgetfulness as the reason.

 MedSmart™

Fourth quarter 2009 marked the commercial rollout of AMAC’s new monitored medication management tool. MedSmart is a powerful solution that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens. Easy to set up and use, MedSmart improves adherence to medication regimens and reduces the risk of missed doses and overdosing errors to improve clinical outcomes and quality of life.

With MedSmart’s innovative event reporting and notification option, family caregivers and healthcare professionals can proactively support independent living. MedSmart’s docking base serves as the gateway for remote programming and event reporting. When connected to a household phone, MedSmart transmits device and dispensing history to a secure server supported with a web application for review by authorized individuals, such as relatives or medical professionals. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements. The ability to communicate these events creates a new capability to easily track adherence, proactively modify behavior and improve compliance.

The Company has begun to secure contracts to provision MedSmart with various healthcare stakeholders and through retail opportunities. The Company believes it can demonstrate a value proposition including, but not limited to reducing costs associated with non adherence related hospitalizations, improving disease management outcomes and increasing pharmacy script yield.  The value proposition of this high touch monitoring enhancement can be experienced by all stakeholders in healthcare delivery.

Med-Time®

Med-Time is an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999.  This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums to maintain exclusivity. Thereafter, the agreement converted to an evergreen with annual purchase minimums of 1,500 units. The Company has met all the minimums with PharmaCell to date and continues to maintain exclusivity.

c.           Telehealth systems

Rounding out AMAC’s RPM portfolio is AMAC’s robust telehealth delivery capability. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition of incorporating disease management technologies into a patient’s plan of care.

We intend to broaden our RPM portfolio with lower cost, high touch telehealth solutions. Towards this aim, in 2010 AMAC plans to release a new low-cost telehealth solution that combines vital sign reporting and personalized questions about the patient’s health.  This AMAC operated telehealth platform is directed toward providers who require a low-cost solution, easy installation, reliable transmission of vital sign data in real-time and ease of use on the patient side.  In 2010, it will commence beta testing with plans for commercial launch later in the year.

Based on a wide range of feedback from our providers who have advised the Company that correlating vital signs and medication adherence data would create an exponentially powerful tool, AMAC plans to integrate its telehealth monitoring and medication management reporting feature sets to deliver the most robust solution for our customers.  We envision that our new RPM platform will ultimately become a universal point of entry for care management activities.

The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.

HSMS Marketing Channels
The HSMS product line is distributed to the subscriber base through five primary marketing channels: AMAC’s Direct to Consumer/Private Label Program; Third Party Reimbursed Programs; the Distributor Network, made up of Direct Service Providers; the Purchase and Monitoring Program; and SafeCom, Pharmacy Security Systems.

Direct to Consumer/Private Label Program:  The Company has embarked upon a mission to increase consumer utilization of PERS through multiple direct to consumer healthcare related touch points. Individuals can access the PERS through AMAC’s corporate sales office, via any regional office or by mail order. AMAC has referral arrangements with home care agencies and case managers throughout the United States who introduce and recommend PERS to clients and generate an ongoing source of new consumer interest.

In February of 2007, the Company announced it had entered into a relationship with Walgreen Co. (“Walgreen”) to provide the Company’s flagship PERS under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is offered though e-commerce efforts and at Walgreen stores throughout the United States and Puerto Rico.

In November of 2009, Apria Healthcare announced an exclusive strategic alliance with AMAC to provide PERS under an Apria branded service.  In first quarter 2010, ApriaAlert was introduced to selected geographic markets within Apria’s national footprint. Plans are underway for geographic expansion through its nationwide branch network which serves over two million patients annually.

Third Party Reimbursed Programs:  The Company’s PERS are on the Centers for Medicare and Medicaid list of approved monitoring devices. Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded home care services programs.

In 2009, AMAC received renewal notice from the City of New York, Human Resources Administration for the Provision of Personal Emergency Response Systems, extending its agreement to provide PERS devices to this agency through June 2011. This program is one of the largest in the country with over 7,000 participants and generates 6% of the Company’s revenue. Overall, 11% of AMAC’s revenue was derived from contracts with Medicaid reimbursed programs for PERS services. AMAC believes that the use of home care will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products.

Purchase and Monitoring Program (“PMP”):  AMAC’s PERS is also utilized by assisted living and senior housing facilities to offer additional protection to elderly residents. Facilities operate under a PMP Agreement whereby all necessary equipment is purchased. The facilities provide primary monitoring for their residents and some employ AMAC’s ERC to serve as their back-up center. AMAC’s PMP offerings include its console unit, the Model 1100 residential system and ResiLink, an enhanced software package for its facility monitoring platform.

Distributor Network:  AMAC has developed a network of Direct Service Providers (“DSPs”) to establish and manage VoiceCare programs in their local communities. A DSP may be a hospital system, home health care agency, hospice, senior living facility, durable medical equipment vendor or one of several other types of entities that interact with elderly, infirm or disabled individuals.

SafeCom, Inc. - Pharmacy Security Monitoring Systems:  SafeCom, Inc. offers monitoring technology products and safety monitoring to drug stores, 24-hour pharmacies and national and regional retailers. In 2009 SafeCom represented 1% of the Company’s gross revenue. Under the Silent Partner brand, the Company provides safety, environmental and device functionality monitoring systems and services integrating key aspects of audio technology and access control.

2.           Telephony Based Communication Services (TBCS)

AMAC’s TBCS division offers value added, customizable call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop services to respond to shifting market factors that affect healthcare client needs. In addition to technology, a critical component for successful expansion is the Company’s professionally trained call agent staff.  The Company allocates resources to enhance contact agent training and staff development, new communication technology, and continuous quality control to support TBCS’s expansion efforts. The overall infrastructure has allowed AMAC to expand its footprint of services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings. For the year ended December 31, 2009, the TBCS segment accounted for 48% of the Company’s gross revenues.

The Company has completed ten acquisitions to date. For 2010, the Company will primarily focus on growing this segment through internally driven sales and marketing efforts and will also continue to search for additional acquisition opportunities.

a.           After Hours Answering Services

AMAC’s after hours services are classified as essential call center services with a fully-customizable approach to communications support. Basic services in this offering include traditional after hour answer and customized message delivery options, contact lists and on-call schedule management, all of which can be updated at the client’s convenience using the OnCall web portal.  Through this portal, clients can also access the account’s call history, specifications and messages.

OnCall supports providers’ unique after-hours and on-call needs with a dependable service in unpredictable situations. Enhanced ala carte services including daytime overflow and broadcast messaging services which have proven to enhance our value and facilitate stronger patient provider relations.

b.           Concierge Services/Daytime Solutions

AMAC’s Concierge Services focus on the delivery of enhanced communications and help to streamline workflow within provider organizations. These solutions primarily serve hospitals and health plans in the Northeast seeking to address staffing constraints in a variety of areas while extending first-class patient experience.

Services range from providing skilled contact agents to support insurance eligibility verification programs; to enhancing patient self care activities through post discharge follow-up programs, to specialized emergency department programs with strict reach guidelines to facilitate better treatment and care. Through more efficient and effective call processing, these solutions improve patient satisfaction, reduce cost, and increase revenue by maximizing the ratio of patients to available resources.

Over the last eighteen months several significant healthcare organizations have executed agreements with the Company to provide daytime solutions and services.  The MRR associated with these contracts significantly exceed the average MRR of traditional after hours answering service clients and is now providing significant increases within this reporting segment.  Management believes its concierge services/daytime solutions will continue to contribute material increases in revenue and earnings as we expand these service offerings to a national audience.

c.	Pharmaceutical Support and Clinical Trial Recruitment Services

Our PhoneScreen clinical trial solutions service is an integral component of our overall growth strategy to drive revenue enhancement and expand our visibility. PhoneScreen is a leader in the field of patient recruitment, retention and contact center services.  Using centralized telephone screening of potential clinical trial study subjects, PhoneScreen provides valuable data to inform advertising and patient recruitment strategies.

As the trend towards more individualized healthcare communication becomes the norm, AMAC is leading this transformation with innovative contact solutions. In 2009, the TBCS division commenced new relationships with two premiere pharmaceutical companies. We anticipate our pharmaceutical support programs will be utilized to deliver enhanced patient-centric healthcare communication experiences on behalf of certain brands. Based upon new demand, we are recruiting for nurses, health educators and other healthcare professionals that will allow us to provide additional turn-key solutions for our clients.

TBCS Marketing Channels

The TBCS service line is marketed to four primary channels: Individual and multiple physician; integrated hospital networks; group purchasing organizations; and pharmaceutical companies and clinical research organizations under the brand names H-LINK® OnCall, Live Message America (“LMA”), North Shore Answering Service ("NSAS"), Answer Connecticut Acquisition Corp. ("ACT"), MD OnCall Acquisition Corp. (“MD OnCall”) and American Mediconnect Acquisition Corp. (“AMI”) which includes the brands American Mediconnect and PhoneScreen.

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

4.        Call Centers

As of March 2010, the Company operates eight (8) call centers:

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

•  Cranston, Rhode Island

This site serves as the call center for the HSMS Direct to Consumer sales activity and telephone answering services provided by the MD OnCall subsidiary and services the Company’s Rhode Island TBCS customer base.

•  Chicago, Illinois

This site serves as the call center for telephone answering services provided by the Company’s AMI subsidiary, and services the Company’s Illinois TBCS customer base.

•  Clovis, New Mexico

This site serves as a second call center location primarily to support AMAC’s ERC center, H-LINK OnCall and Phone Screen client base.

C.           Marketing/Customers

The Company markets its portfolio of healthcare communication services and monitoring devices to integrated hospital systems, home healthcare providers, community service organizations, government agencies, third party insurers, as well as private pay clients.  The Company believes there are several compelling industry and population trends that will continue to drive utilization of its products and services. Within our HSMS segment, the aging population and percentage of individuals with chronic disease conditions will continue to provide a significant opportunity to utilize our monitoring solutions to achieve cost control and improve quality of life.

With respect to our TBCS segment, the Company markets these services primarily to hospital systems, managed care organizations, pharmaceutical companies and physicans. We continue to observe increased opportunity with integrated hospital systems, regional home health agencies and pharmaceutical companies. Specifically, healthcare organizations are seeking to achieve cost savings by consolidating services through single source vendor relationships. The Company’s advanced telephony, call center infrastructure and specialization in healthcare uniquely positions the Company to effectively compete for new business.

While the Company focuses on growth in each reporting segment, customer retention is equally important. The Company’s customer service, provider relations and accounts services teams focus on account maintenance and business development from existing customers.

The Company’s products and services may be acquired on a single line or bundled basis and are highly complementary. As demand for our products and services increases, the Company will add additional sales and marketing personnel, as needed, to enhance our national presence throughout its respective businesses.

D.           Trademarks

The Company considers its proprietary trademarks with respect to the development, manufacturing and marketing of its products to be a valuable asset.  The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage.  The Company’s trademarks include “AMERICAN MEDICAL ALERT®”, “THE RESPONSIVE COMPANY®”, “WHERE PATIENT AND PROVIDERS CONNECT®” “VOICECARE®”,  “THE VOICE OF HELP®”, “MED-TIME®”, “H-LINK®”,  “MED PASS®”, “MEDSMART®”, “ROOM MATE®”,  “SECURE-NET®”, “CARERING®”, “PERS BUDDY®”, “HEALTH PARTNER®” “HEALTH MESSENGER®”, “HELP LINK®” “I-LINK®”, CONNECTED AND PROTECTED ® and “CARE-NET®”, each of which is registered with the United States Patent and Trademark Office.

E.           Research and Development

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2010 the Company plans to continue to enhance its disease management monitoring platform and medication management solution.  Expenditures for research and development for the years ended December 31, 2009, 2008 and 2007 were $307,990, $329,707 and $304,365, respectively, and are included in selling, general and administrative expenses.  In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products as well as the development of new products and services specifically addressing disease management.

F.           Impact of Government Regulations

The Company derives approximately 11% of its revenues from various Medicaid programs.  Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services. On the other hand, new reimbursement programs such as those described in TH/DMM section could provide significant additional sources of reimbursement from government entitlements. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability. Congress has recently passed legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and supporting other changes. While healthcare reform may increase the number of patients who are eligible for our products, it may also include cost containment measures that adversely affect reimbursement for our products.  In addition based on the final regulations, the Company may also be required to pay additional premiums.

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

H.           Employees

As of March 22, 2010, the Company employed 567 persons, of which 489 are full time employees, who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees.  The Company considers its relations with its employees to be good.

I.           Financial Information about Segments

Financial information about our operating segments can be found in Note 12 to the financial statements included as part of this annual report on Form 10-K, beginning on page F-24.

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

In addition, as a provider of services under Medicaid reimbursed programs, we are subject to the federal fraud and abuse and the so-called “Stark” anti-referral laws, violations of which may result in civil and criminal penalties and exclusion from participation in Medicaid programs.  Also, several states have enacted their own statutory analogs of the federal fraud and abuse and anti-referral laws.  While we at all times attempt to comply with the applicable federal and state fraud and abuse and anti-referral laws, there can be no assurance that administrative or judicial interpretations of existing statutes or regulations or enactments of new laws or regulations will not have a material adverse effect on our operations or financial condition. Congress has recently passed legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and supporting other changes. While healthcare reform may increase the number of patients who are eligible for our products, it may also include cost containment measures that adversely affect reimbursement for our products.  In addition, based on the final regulations, the Company may also be required to pay additional premiums.

Technological changes may negatively affect our business.

The telecommunications industry, on which our business is dependent, is subject to significant changes in technology.  These technological changes, including changes relating to emerging wireline and wireless transmission technologies, may require us to make changes in the technology we use in our products in order to remain competitive.  This may require significant outlays of capital and use of personnel, which may adversely affect our results of operations and financial condition.

Changes in the general economic environment may impact our future business and results of operations.

While there seems to be indications of the beginning of a recovery process, current economic conditions, including the credit crisis affecting global financial markets and the possibility of a global recession, could adversely impact the Company’s future business and financial results. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, increased pressure on the prices of the Company’s products, increased number of days to collect outstanding receivables and/or increased bad debts on outstanding receivables, and greater difficulty in obtaining necessary financing on favorable terms. In 2009, as a result of the housing and credit crisis, the Company realized a decline in its sale of its senior living products. Additionally, as a result of these economic conditions, the Company has experienced the impact of the reduction and termination of funding being provided to our customers in a State program.

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

Risks associated with our securities

We have not established a recurring dividend program .

In December 2009, the Company declared a cash dividend of $0.10 per common share, which was paid to shareholders in January 2010.  During the year ended December 31, 2008, the Company did not pay dividends on its common shares. The Company’s Board of Directors is currently exploring the possibility of issuing  additional dividends based on Company’s operational performace and cash flow requirements, but there can be no assurance that it will do so, or that it will do so on a regular basis.

Shares that are eligible for sale in the future may affect the market price of our common stock.

As of March 22, 2010, an aggregate of 2,524,282 of the outstanding shares of our common stock are “restricted securities,” as that term is defined in Rule 144 under the federal securities laws.  These restricted securities may be sold only pursuant to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities laws provisions.  Rule 144 permits the sale of restricted securities by any person (whether or not an affiliate of the Company) after six months, at which time the sales by affiliates can be made subject to Rule 144’s volume and other limitations and the sales by non-affiliates can be made without regard to Rule 144’s volume and other limitations, other than the limitation regarding public information set forth in Rule 144(c) for an additional six months.  In general, an “affiliate” is a person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with the Company.  The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, 904,785 shares are issuable pursuant to currently exercisable options or warrants which, upon exercise, would further add to the number of outstanding shares of common stock.  Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As described below, the Company leases multiple facilities that the Company believes are satisfactory and suitable for their intended uses.

The Company’s executive offices are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor of the Company, who owns this facility(the “1995 Lease”).  In February 1998, the lease for this facility was extended until September 30, 2007. The 1995 Lease was subsequently amended several times, with the latest amendment bearing a lease term through December 31, 2012. The amended 1995 Lease currently provides for a base annual rent of $133,963, plus reimbursements for real estate taxes and other operating expenses.

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

In September 2009, the Company sublet a portion of its space under its operating lease which was entered into in 2005.  The space is being sublet to an independent third party and calls for minimum annual rentals of $125,000 and is subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

The Company maintains a marketing and administrative office in Decatur, Georgia.  The Company leases approximately 1,200 square feet of space from an unaffiliated third party on a month to month basis at a charge of $1,750 per month.

The Company maintains a marketing and administrative office in Tinley Park, Illinois.  The Company leases approximately 1,700 square feet of space from an unaffiliated third party pursuant to a five-year lease, which expired on April 30, 2005.  In May 2005, the Company renewed its lease for an additional three years through April 30, 2008 and subsequently extended the lease through April 30, 2010.  The lease currently calls for minimum annual rentals of $18,886.

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

The Company maintains a telephony based call center in Audubon, New Jersey.  The Company leases approximately 2,000 square feet of space from an unaffiliated party pursuant to a lease which expired on December 31, 2006 and was subsequently amended for an additional three years.  The lease was sequently extended through December 31, 2012.  The lease currently calls for minimum annual rentals of $33,510 throughout the extended term of the lease.

The Company maintains a telephony based call center in Port Jefferson, New York.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a five-year lease, which expires on September 30, 2010.  The lease calls for minimum annual rentals of $78,000 subject to annual increases of 3%.

The Company maintains a telephony based call center in Newington, Connecticut.  The Company leases approximately 3,000 square feet of space from an unaffiliated party pursuant to a four-year lease, which expires on December 31, 2009.  The Company is in the process of entering into a new lease and is currently leasing this space on a month to month basis at a charge of $4,000 per month.

The Company maintains a telephony based call center in Springfield, Massachusetts.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a lease which expires on July 31, 2009 and was subsequently extended to July 31, 2011.  The lease calls for minimum rentals of $850 per month throughout the term of the lease.

In 2007, the Company entered into an operating lease with an unaffiliated third party for its telephony based call center in Cranston, Rhode Island.  The lease, which has office space of approximately 3,900 square feet, commenced on January 1, 2008 and expires on December 31, 2012. The lease calls for minimum annual rentals of $70,200, and is subject to increases in accordance with the term of the agreement.

The Company maintains a telephony based call center in Chicago, Illinois.  The Company leases approximately 3,350 square feet of space from an affiliated party pursuant to a lease which expires on August 31, 2017.  The lease calls for minimum annual rentals of $61,980 subject to annual increases of 3%.

The Company maintains a telephony based call center, primarily to support H-LINK OnCall and Phone Screen client base, in Clovis, New Mexico.  During 2007, the Company entered into an operating lease agreement with an unaffiliated third party to lease office space of approximately 6,600 square feet in Clovis, New Mexico.  The lease term is for three years and commenced on April 17, 2008, the date in which the Company took possession of the premises.  The lease calls for minimum annual rentals of $27,000.

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

Item 4. (Removed and Reserved).

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on NASDAQ (Symbol:  AMAC).  The high and low sales prices of the Common Stock, as furnished by NASDAQ, are shown for the fiscal years indicated.

		High	Low
2009	First Quarter	$5.20	$3.80
	Second Quarter	6.15	5.18
	Third Quarter	6.25	5.51
	Fourth Quarter	6.93	5.70
2008	First Quarter	$7.83	$5.26
	Second Quarter	7.03	5.77
	Third Quarter	6.51	5.05
	Fourth Quarter	5.15	3.15

Holders

As of March 22 2010, there were 272 record holders of the Company's Common Stock.

Dividends

On December 16, 2009, our Board of Directors declared a special cash dividend of $0.10 (ten cents) per common share.  The dividend was paid on or about January 15, 2010 to shareholders of record as of the close of business on December 28, 2009.  The Company received a waiver from the lender under its existing credit facility, as pursuant to the Company’s credit facility arrangement, the Company is prohibited from declaring and paying any dividends until such time that the loans under the credit facility have been satisfied in full.  During the year ended December 31, 2008, the Company did not declare or pay dividends on its Common Stock.  The Company’s Board of Directors is currently exploring the possibility of issuing  additional dividends based on Company’s operational performace and cash flow requirements, but there can be no assurance that it will do so, or that it will do so on a regular basis.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is presented in Item 12 of Part III of this annual report on Form 10-K.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Composite Market Index (U.S. Companies) and the NASDAQ Healthcare Index for the period commencing on December 31, 2004 and ending on December 31, 2009.

Comparison of Cumulative Total Return from December 31, 2004 through December 31, 2009:

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

Years Ended December 31,	2009	2008	2007	2006	2005

Selected Statement of Operations Data
Revenue:
Service	$38,523,756	$37,317,274	$35,054,093	$30,406,636	$22,176,799
Product	933,180	1,269,546	591,172	387,752	270,843
Total Revenue	$39,456,936	$38,586,820	$35,645,265	$30,794,388	$22,447,642

Net Income	$2,889,513	$1,439,601	$1,514,232	$1,262,529	$932,436

Net Income Per Share - Basic	$0.30	$0.15	$0.16	$0.14	$0.11
Net Income Per Share - Diluted	$0.30	$0.15	$0.16	$0.13	$0.10
Cash Dividend Declared Per Common Share - $950,364	$0.10	-	-	-	-

Weighted Average Number of Common Shares:
Basic	9,482,351	9,426,912	9,276,712	8,948,328	8,452,435
Diluted	9,710,071	9,670,563	9,732,386	9,386,142	9,124,905

Selected Balance Sheet Data as of December 31
Total Assets	$35,828,624	$34,366,264	$34,953,221	$32,607,745	$26,595,336
Long-term Liabilities	$3,078,603	$4,646,708	$6,211,663	$7,233,964	$3,715,626
Shareholders’ Equity	$27,916,383	$25,551,177	$23,670,665	$21,345,190	$18,383,926

  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (“HSMS”) that include personal emergency response systems, medication management systems and objective and subjective data/telehealth/ monitoring systems; and (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”).  The Company’s products and services are primarily marketed to the healthcare community, including hospitals, home care, durable medical equipment, medical facility, hospice, pharmacy, managed care, pharmaceutical companies and other healthcare oriented organizations.  The Company also offers certain products and services directly to consumers.

About HSMS:

Personal Emergency Response Systems (PERS)

The Company’s core business is the sales and marketing of our Personal Emergency Response System. The system consists of a console unit and a wireless activator generally worn as a pendant or on the wrist by the client. In the event of an emergency, the client is able to summon immediate assistance via the two-way voice system that connects their home telephone with the Company’s Response Center. The Company sells three PERS devices for use in either private homes or independent and assisted living facilities. AMAC’s PERS is sold through its primary brand VoiceCare® and direct to consumer under Walgreens Ready Response™, Response Call™, and most recently ApriaAlert™.  In 2009 the company derived 52% of its revenue from the sale of PERS.

MedSmart

The second component of AMAC’s RPM platform addresses another serious healthcare need--medication adherence. During the fourth quarter of 2009, the Company commercially released AMAC’s new monitored medication management tool, MedSmart™. MedSmart is a system that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens. With MedSmart‘s event reporting and notification option, family caregivers and healthcare professionals can monitor a clients adherence to their medication regimen. MedSmart’s docking base serves as the gateway for remote programming and event reporting. When connected to a household phone, MedSmart transmits device and dispensing history to a secure server supported with a web application for review by authorized individuals. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements. The Company plans to market MedSmart directly to consumers and through ~~it~~its national business to business network.

Telehealth systems

Rounding out AMAC’s RPM portfolio is AMAC’s telehealth delivery capability. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition of incorporating telehealth technologies into a patient’s plan of care. In 2010, AMAC plans to release a new low-cost telehealth solution that combines vital sign reporting and personalized questions about the patient’s health.  This AMAC operated telehealth platform is directed toward providers who require a low-cost solution, easy installation, reliable transmission of vital sign data in real-time and ease of use on the patient side. Moving forward,  AMAC plans to integrate its telehealth monitoring and medication management reporting feature sets to deliver the most robust solution for our customers.

About TBCS

Telephony Based Communication Services (TBCS)

AMAC’s TBCS division offers call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ advanced telephony technology and information systems to develop services. In addition to technology, a critical component for expansion is the Company’s professionally trained call agent staff.  The overall infrastructure has allowed AMAC to expand its services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings. At 2009 year end, the TBCS segment accounted for 48% of the Company’s gross revenues. The Company’s TBCS division is comprised of three service offerings:

After Hours Answering Services

AMAC’s after hours services are classified as essential call center services. Basic services in this offering include traditional after hour answer and customized message delivery options, contact lists and on-call schedule management, all of which can be updated at the client’s convenience using the OnCall web portal.  Through this portal, clients can also access the account’s call history, specifications and messages. Enhanced ala carte services including daytime overflow and broadcast messaging services which have proven to enhance value and facilitate stronger patient provider relations.

Concierge Services/Daytime Solutions

AMAC’s Concierge Services focus on the delivery of enhanced communications and help to streamline workflow within provider organizations. These solutions primarily serve hospitals and health plans. Services range from supporting insurance eligibility verification programs; to enhancing patient self care activities via post discharge follow-up programs, to specialized Emergency Department programs with strict reach guidelines to facilitate better treatment and care. Through more efficient and effective call processing, these solutions improve patient satisfaction, reduce cost, and increase revenue by maximizing the ratio of patients to available resources.

Pharmaceutical Support and Clinical Trial Recruitment Services

Our PhoneScreen clinical trial solutions service is an integral component of our overall growth strategy to drive revenue enhancement and expand our visibility. PhoneScreen is a leader in the field of patient recruitment, retention and contact center services.  Using centralized telephone screening of potential clinical trial study subjects, PhoneScreen provides valuable data to inform advertising and patient recruitment strategies.

In 2009, the TBCS division commenced new relationships with two premiere pharmaceutical companies. We anticipate our pharmaceutical support programs will be utilized to deliver enhanced patient-centric healthcare communication experiences on behalf of certain brands. Based upon new demand, we are recruiting for nurses, health educators and other healthcare professionals that will allow us to provide additional turn-key solutions for our clients.

The Company has completed ten acquisitions to date to facilitate growth within the TBCS division. For 2010, the Company will focus on growing this segment through internally driven sales and marketing efforts and will also continue to search for additional acquisition opportunities.

Operating Segments

For the fiscal year ended December 31, 2009, HSMS accounted for 52% of the Company’s revenue and TBCS accounted for 48% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complimentary nature of if its operating divisions, management believes the Company’s outlook is very positive. Management also believes that while the details of the newly enacted healthcare legislation is awaiting regulation, the Company’s products and services should be in greater demand over the next several years.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2009, 2008 and 2007.

In thousands (000’s)	Year Ended Dec 31,
	2009	%	2008	%	2007	%
Revenues
HSMS	20,582	52%	19,599	51%	17,353	49%
TBCS	18,875	48%	18,988	49%	18,292	51%

Total Revenues	39,457	100%	38,587	100%	35,645	100%

Cost of Services & Goods Sold
HSMS	8,440	41%	8,588	44%	7,869	45%
TBCS	10,031	53%	10,069	53%	9,733	53%

Total Cost of Services & Goods Sold	18,471	47%	18,657	48%	17,602	49%

Gross Profit
HSMS	12,142	59%	11,011	56%	9,484	55%
TBCS	8,844	47%	8,919	47%	8,559	47%

Total Gross Profit	20,986	53%	19,930	52%	18,043	51%

Selling, General & Administrative	16,364	41%	16,652	43%	15,992	45%
Interest Expense	76	1%	280	1%	481	1%
Loss on Abandonment	-	-	887	2%	-	-
Other Income	(269)	(1)%	(335)	(1)%	(1,090)	(3)%

Income before Income Taxes	4,815	12%	2,446	6%	2,660	7%

Provision for Income Taxes	1,925		1,007		1,146

Net Income	2,890		1,439		1,514

Results of Operations:

Discussion and analysis of the Company’s two operating business segments, HSMS and TBCS, are as presented below.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $983,000, or 5%, for the year ended December 31, 2009 as compared to the same period in 2008.  The increase is primarily attributed to:

·
The Company increased revenue from its arrangement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumer.  The revenue increase from this program accounted for approximately $320,000 in 2009 as compared to 2008.  During 2009, the Company entered into another similar private label program with Apria Healthcare and continues to pursue other opportunities within this area as the Company believes private label marketing channels will help to facilitate greater revenue growth.

·
The Company also recognized an increase in its PERS service revenue of approximately $741,000 in 2009 as compared to 2008 through the execution of new agreements and growth within its existing PERS subscriber base. This growth was primarily facilitated through additional and increased third party reimbursement and long-term care programs. The Company anticipates that its subscriber base and corresponding revenue will continue to grow through its continued sales and marketing efforts and strategies. However, with respect to an agreement with a west coast managed care organization, the Company anticipates this growth will be partially offset by a decrease in revenue of approximately $300,000 to $500,000 in 2010 from 2009 levels.  This decrease is a result of the termination of funding received by this managed care organization from the State of California; nevertheless the Company expects it will be able to maintain many of the existing subscribers but at a reduced monthly rate.

·	In 2009, the Company experienced growth in its subscriber base with respect to its telehealth offering which resulted in an increase in revenue of approximately $117,000 as compared to 2008.

These increases were partially offset by a decrease in product sales of approximately $336,000. As a result of the housing and credit crisis encountered during current year, the Company recognized a decrease in sales of approximately $416,000 of its enhanced senior living products. This decrease in product sales was partially offset by approximately $142,000 of sales generated from the MedSmart medication and management systems which was commercialized during 2009.

 TBCS

The decrease in revenues of approximately $113,000, or 1%, for the year ended December 31, 2009 as compared to 2008 was primarily due to the following:

·
The Company experienced a decrease in traditional after hours service revenue of approximately $478,000, primarily due to customer attrition. Approximately $356,000 of this decrease is from one of its call center locations as a result of certain account realignments which took place as part of the Company’s overall consolidation process.  The Company has since modified its action plan and has stabilized the client base at this location and does not anticipate any further attrition.

·
The Company also realized a decrease in revenue within its clinical trial recruitment service of approximately $267,000 in 2009 as compared to 2008, as a result of certain customers reducing their spending in this area during 2009. The Company has executed agreements with new customers for work to be performed in the second half of 2010 and believes this will facilitate improved results within this business component.

These decreases were partially offset by revenue growth within its non-traditional day-time service offering of approximately $632,000 in 2009 as compared to 2008.   The increase was primarily due to a hospital organization customer expanding their services with us. Further expansion by this and other hospital organizations is anticipated to continue into 2010.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $148,000 for the year ended December 31, 2009 as compared to the same period in 2008, a decrease of 2%, primarily due to the following:

·
The Company realized a decrease in depreciation expense of approximately $123,000 in 2009 as compared to 2008 primarily as a result of the Company obtaining an alternative supplier to purchase its PERS equipment at reduced prices.

·
A decrease in cost of goods sold of approximately $117,000 was primarily due to a corresponding reduction of sales of enhanced senior living products.  This decrease in cost of products sold was partially offset by an increase in cost of products sold related to MedSmart medication and management systems which was commercialized during 2009.

These decreases in costs were partially offset by increased payroll and related costs of approximately $66,000, which was primarily due to the increase in service and call volume.  As the Company’s subscriber base continues to increase, the Company has experienced a corresponding increase in demand of emergency response center and customer service personnel to handle the increased call volume..

TBCS:

Costs related to services decreased by approximately $38,000 for the year ended December 31, 2009 as compared to the same period in 2008, a decrease of less than 1%, primarily due to the following:

·
The Company recognized the operational and financial benefits of its effort in consolidating its call center infrastructure which was substantially completed during 2008.  The Company was able to reduce its labor cost relating to traditional and clinical trial recruitment services, telephone and related expenses as well as rent expense by approximately $440,000 in 2009 as compared to 2008.

·
The Company realized less depreciation expense of approximately $62,000 in 2009 as compared to 2008 primarily due to certain assets related to the build-out of one of the call centers being fully depreciated at December 31, 2008.

These decreases were partially offset by an increase of approximately $464,000 in payroll and related costs for its non-traditional day-time service offering as a result of revenue growth related to this service offering. As the Company continues to grow in this area, we will closely monitor the personnel requirements to perform these services effectively.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $288,000 for the year ended December 31, 2009 as compared to the same period in 2008, a decrease of 2%.  The decrease is primarily attributable to the following:

·
The Company incurred approximately $565,000 less internet and television advertising expenses in 2009 as compared to 2008 as a result of management’s decision to reduce expenditures and evaluate the efficiency of the advertising programs.  The Company continues to evaluate the cost and benefit of the advertising programs. The Company does plan to expand its advertising efforts in 2010, especially as it relates to its MedSmart medication and management system.

·
The Company recorded approximately $177,000 of less amortization expense in 2009 as compared to 2008 primarily as a result of certain intangible assets associated with the previous acquisitions of telephone based answering services being fully amortized during 2009 and 2008.

These decreases were partially offset by the increases in the following:

·
The Company incurred approximately $363,000 in additional consulting expense in 2009 as compared to 2008.  This increase was primarily due to the Company utilizing outside consultants to assist the Company in expanding its sales efforts, promoting its MedSmart medication and management system and upgrading its websites.

·
The Company recorded an increase of approximately $140,000 in stock compensation in 2009 as compared to 2008. As part of certain officers’ compensation, they are eligible to receive stock compensation if certain performance thresholds are met.  In 2009, these thresholds were met and resulted in awarding stock compensation and  in 2008 these thresholds were not met and no such stock compensation was awarded.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as utility expense and legal expense which were partially offset by an increase in administrative payroll and depreciation expense.

Interest Expense:

Interest expense for the year ended December 31, 2009 and 2008 was approximately $76,000 and $280,000, respectively.  The decrease of $204,000 was primarily due to the Company continuing to pay down its term loan as well as a reduction in the interest rate.

Loss on Abandonment:

Loss on abandonment of approximately $887,000 in 2008 represented a one-time write-off of assets encompassing prepaid licensing fees and associated products relating to a technology, licensing, development, distribution and marketing agreement with a technology entity for the engineering and production of certain advanced telehealth products.  The technology provider on this initiative who experienced a funding shortfall filed for bankruptcy protection and was not be able to complete the project.

Other Income:

Other income for the year ended December 31, 2009 and 2008 was approximately $269,000 and $335,000, respectively.  Other income for the year ended December 31, 2009 and 2008 included a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $88,000 and $298,000, respectively.  These incentives were a result of the Company opening a network operating call center in New Mexico and hiring employees to serve as operators.  The incentives in 2008 were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City in the amount of $73,000.  In addition, other income for the year ended December 31, 2009 included an insurance reimbursement of approximately $45,000 as a result of fire damage incurred at one of its call center locations.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2009 was approximately $4,815,000 as compared to $2,446,000 for the same period in 2008.  The increase of $2,369,000 for the year ended December 31, 2009 primarily resulted from an increase in the Company’s revenue and a decrease in costs related to services and product sales, selling, general and administrative costs and interest expense.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues:

HSMS

Revenues, which consisted primarily of monthly rental revenues, increased approximately $2,246,000, or 13%, for the year ended December 31, 2008 as compared to the same period in 2007.  The increase was primarily attributed to:

·
In 2007, the Company entered into an exclusive arrangement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumer. In 2008, as compared to 2007, the Company recognized increased net revenue of approximately $830,000 from this arrangement.

·
The Company continued to realize increased revenues from the sale of its products, primarily from its enhanced senior living products offered to retirement communities. During 2008, the Company generated an increase in product sales of approximately $678,000.

·
In late 2006, the Company executed a new agreement with a third party agency whereby PERS were placed online. Since inception, the subscriber base associated with this agreement had grown and accounted for an approximate $265,000 increase in net revenue in 2008 as compared to prior year.

The remaining increase in revenue was primarily from the execution of other new agreements as well as growth within its existing subscriber base.  The Company anticipated that it would continue to grow its subscriber base and corresponding revenue through its continued sales and marketing efforts.

These increases were partially offset by a decrease of approximately $265,000 in revenues related to a contract executed with the Human Resource Administration (HRA) in 2007 in which a downward rate adjustment was made.

 TBCS

The increase in revenues of approximately $696,000, or 4%, for the year ended December 31, 2008 as compared to 2007 was primarily due to the following:

·
The Company continued to experience revenue growth within its existing telephone answering service businesses and realized increased revenue of approximately $696,000, as compared to the same period in 2007.  This growth was due to the diversification of the Company’s customer base to provide business process improvements to the healthcare sector as well as increased business from its existing customer base.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $719,000 for the year ended December 31, 2008 as compared to the same period in 2007, an increase of 9%, primarily due to the following:

·
In relation to the increase in the sales of its enhanced senior living products to retirement communities and sales of its pill dispenser, the Company incurred a corresponding increase in  costs of products sold of approximately $237,000.

·
The Company incurred increased payroll and related costs of approximately $380,000.  The increase in these costs was primarily due to the increase in service and call volume.  As the Company subscriber base continued to increase, the Company experienced corresponding increases in the level of services, including installations and removals, and call volume.

These increase in costs were partially offset by a write down of fixed assets related to the PERS Buddy device in the amount of approximately $111,000 in the third quarter of 2007.  No such write-down was recorded in 2008.

TBCS:

Costs related to services and goods sold increased by approximately $336,000 for the year ended December 31, 2008 as compared to the same period in 2007, an increase of 3%, primarily due to the following:

·
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

·
In conjunction with various new programs and agreements, the Company increased its internet and television advertising.  As a result of this, the Company recorded an increase in these expenses of approximately $727,000.

·
The Company has recorded approximately $149,000 of increased depreciation as compared to the same period in the prior year.  This was primarily the result of the build out of its new call center in New Mexico as well as additional purchases of new telephone systems and computer hardware and software.

These increase were partially offset by a reduction in the following:

·
A decrease in the Company’s accounting fees of approximately $170,000.  The majority of this reduction related to work performed with respect to our internal controls evaluation under Section 404 of the Sarbanes Oxley Act and related sales tax work that was incurred in 2007.

·
A reduction in stock compensation of approximately $124,000 relating to certain performance criteria.  As part of certain officers’ compensation, if certain performance thresholds are met they would be eligible to receive stock compensation.  In 2008, these thresholds were not met and therefore no stock compensation was awarded.  In 2007, these thresholds were met and stock compensation was awarded.

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

Loss on Abandonment:

Loss on abandonment of approximately $887,000 in 2008 represented the write-off of assets encompassing prepaid licensing fees and associated products relating to a technology, licensing, development, distribution and marketing agreement with a technology entity for the engineering and production of certain advanced telehealth products.  The technology provider on this initiative experienced a funding shortfall and filed for bankruptcy protection and was not be able to complete the project.

Other Income:

Other income for the year ended December 31, 2008 and 2007 was approximately $335,000 and $1,090,000, respectively. Other Income for the year ended December 31, 2008 includes a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $298,000.  In 2007, the Company opened a network operating call center in New Mexico and hired employees to serve as operators for the telephone answering service.  In 2008, the Company continued its further expansion into this facility by hiring employees to serve as emergency response operators for the HSMS segment.  These amounts were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City.  Other income for the year ended December 31, 2007 included a Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $530,000.  In connection with the relocation of certain operations to Long Island City, New York in April 2003, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area. The REAP is in effect for a twelve year period commencing in April 2003; during the first five years the Company was refunded the full amount of the eligible credit and, thereafter, the benefit will be available only as a credit against New York City income taxes.  As of 2008, the Company is eligible to only receive a credit against New York City income taxes, which is reflected within the Company’s tax provision.  Additionally, Other Income for the year ended December 31, 2007 included approximately $425,000 with respect to a settlement agreement for matters related to certain product and warranty disputes.

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

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.  In 2009, the term of the revolving credit line was extended through June 2011.

The outstanding balance on the term loans and revolving credit line at December 31, 2009 was $1,746,667 and $750,000, respectively.  As of December 31, 2009 and 2008, the Company was in compliance with the financial covenants in its loan agreement.

The following table is a summary of the Company’s contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$1,746,667	$1,301,667	$445,000
Operating Leases (b)	$7,722,668	$1,077,992	$2,864,404	$1,741,687	$2,038,585
Purchase Commitments (c)	$848,297	$848,297
Interest Expense (d)	$61,199	$45,652	$15,547
Acquisition related Commitment (e)	$35,048	$35,048
Total Contractual Obligations	$11,163,879	$3,308,656	$4,074,951	$1,741,687	$2,038,585

(a) – Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011.

(b) – Operating leases include rental of facilities at various locations within the United States.  These leases include the rental of the Company’s call centers, warehouse and office facilities with various expiration dates.  The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease. This lease expires in September 2012.  The Company also leases office space from two telephone answering service managers.  One of which is currently month-to-month while the other expires in December 2012.

(c) – Purchase commitments relate to orders for the Company’s traditional PERS system and its MedSmart medication and management systems.

(d) –Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(e) – Acquisition related commitment represents payments due based on collections of the clinical trial business relating to the American Mediconnect, Inc acquisition in December 2006.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $6.9 and $6.5 million for the years ended December 31, 2009 and 2008, respectively.  During 2009, increases in cash provided by operating activities were primarily from net earnings of approximately $2.9 million, depreciation and amortization of approximately $4.1 million, stock compensation of $0.4 million which were partially offset by an increase in inventory of approximately $0.6 million and accounts receivable of $0.5 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists which are associated with the acquisition of telephone answering service businesses. The stock compensation relates to compensation which was provided to the Board of Directors as well as to executives of the Company.  The executives’ stock compensation was based on time vested and performance based criteria, in accordance with their respective agreements. The increase in inventory was primarily due to the purchase of the Company’s new MedSmart medication and management systems which were commercialized in 2009.  The increase in accounts receivable was a result of certain hospital programs experiencing a delay in their payments as of December 31, 2009.  During 2008, increases in cash provided by operating activities were primarily from net earnings of approximately $1.4 million, depreciation and amortization of approximately $4.4 million, and loss on abandonment of approximately $0.9 million.  These increases were partially offset by an increase in trade receivables of approximately $0.6 million and a decrease in accounts payable and accrued expenses of approximately 1.1 million.  The loss on abandonment was related to a one-time write-off of certain assets associated with a telehealth endeavor.

Net cash used in investing activities for the year ended December 31, 2009 was approximately $1.6 million as compared to $3.2 million in the same period in 2008.  The primary component of net cash used in investing activities in 2009 was capital expenditures of approximately $1.4 million primarily for the continued production and purchase of the traditional PERS system.  The primary components of net cash used in investing activities in 2008 were capital expenditures of approximately $2.5 million and $0.5 million of deposits on open purchase orders.  Capital expenditures for 2008 primarily related to the continued production and purchase of the traditional PERS system as well as the build-out of the Company’s new call center in New Mexico.  The deposits primarily related to the Company’s MedSmart medication and management systems.

Net cash used in financing activities for the year ended December 31, 2009 were $2.3 million as compared to $1.8 million for the year ended December 31, 2008.  The components of cash flow used in financing activities in 2009 were payments of long-term debt of approximately $2.1 million and payments of acquisition related commitment of approximately $0.2 million in connection with a telephone answering service business acquisition incurred in December 2006.  The primary component of cash flow used in financing activities in 2008 were payments of long-term debt of approximately $1.6 million and payments of acquisition related commitments of approximately $0.3 million in connection with the acquisition discussed previously.  These were partially offset by proceeds received from the exercise of the Company’s stock options of approximately $0.1 million and the proceeds received from long-term debt of $0.1 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.0 – $2.5 million for the production and purchase of the traditional PERS systems, MedSmart medication and management systems, and telehealth systems, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand. The Company also anticipates incurring approximately $0.1 - $0.3 million of costs primarily relating to research and development of its telehealth products.

As of December 31, 2009 the Company had approximately $5.5 million in cash and the Company’s working capital was approximately $8.9 million.  The Company believes that, with its present cash position and with operations of the business generating positive cash flow, the Company can meet its working capital and capital expenditure needs for at least the next 12 months. The Company also has a revolving credit line, which expires in June 2011 that permits borrowings up to $2.5 million, of which approximately $0.8 million was outstanding at December 31, 2009. The Company is also considering other technology investments which may require significant cash outlay.

Inflation:

The levels of inflation in the general economy have not had a material impact on our Company’s historical results of operations.

Off-Balance Sheet Arrangements:

As of December 31, 2009, the Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Factors:

During 2008, the Company recorded a loss on abandonment of approximately $887,000, which represents the write-off of assets encompassing prepaid licensing fees and associated products paid or acquired in connection with a technology provider obtaining and completing certain new remote telehealth monitoring products and services.  The technology provider on this initiative experienced a funding shortfall and filed for bankruptcy protection and was not be able to complete the project.  Although the Company has abandoned the product development which was underway with this provider, the Company plans to continue its efforts within the telehealth sector.  The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.  In 2010, AMAC plans to release a new low-cost telehealth solution that combines vital sign reporting and personalized questions about the patient’s health.  This AMAC operated telehealth platform is directed toward providers who require a low-cost solution, easy installation, reliable transmission of vital sign data in real-time and ease of use on the patient side.

In August 2007 the Company entered into a settlement agreement whereby a third party has agreed to reimburse the Company in a net amount of $425,000 for matters related to certain product and warranty disputes.  This reimbursement was associated with costs that had primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets.    As a result of the agreement, the Company recorded an amount of $425,000 to Other Income in 2007.  The Company has also recorded a write-down on the assets affected of approximately $111,000 in 2007 which was reflected in the Cost of Services.  As of December 31, 2009, the Company has received this reimbursement in full.

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

In 2005, the Company entered into two lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location as well as provide additional space for its ERC and Customer Service personnel.  These leases commenced in January 2006 and call for minimum annual rentals of $220,000 and $115,000, respectively.  Additionally, these leases are subject to increases in accordance with the terms of the agreements and the Company is responsible for the reimbursement of real estate taxes.

In September 2009, the Company sublet a portion of its space under its operating lease which was entered into in 2005.  The space is being sublet to an independent third party and calls for minimum annual rentals of $125,000 and is subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2009 of $39,456,936 was short of the Company’s revenue projection of approximately $39,935,000.  The shortfall was primarily due to a delay in the commercial release of the MedSmart medication and management system as well as the reduced business generated from its clinical trial business.  The Company’s net income of $2,889,513 for the year ended December 31, 2009 exceeded the projected net income of approximately $2,860,000.  This was a result of the Company’s ability to operate at higher operating margins than anticipated, despite realizing a revenue shortfall.

Recent Accounting Pronouncements:

During the third quarter of 2009, the Company adopted ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification did not change GAAP but reorganizes the literature. References for FASB guidance throughout this document have been updated for the codification.

The Company adopted ASC Topic 855 (formerly SFAS No. 165, Subsequent Events) during the second quarter of 2009 which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was amended by Accounting Standards Update ("ASU") 2010-9 in February 2010. The adoption of ASC Topic 855 (including the updated guidance) did not have a material impact on the results of operations and financial condition of the Company.

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

            Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $582,500 as of December 31, 2009, which is equal to approximately 8% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $69,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $69,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $175,000.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $130,000.

Valuation of Goodwill

Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,255,983 at December 31, 2009 and $9,996,152 at December 31, 2008.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Compensation

Stock based compensation is recorded in accordance with ASC Topic 718 (formerly FASB Statement No. 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $416,000 and $325,000 for the year ended December 31, 2009 and 2008, respectively.

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

In the ordinary course of its business, the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At December 31, 2009 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required hereby are located on pages F-1 through F-26. The supplementary data required hereby can be found in Note 12 to the financial statements included as part of this annual report on Form 10-K, on page F-24.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).CONTROLS AND PROCEDURES.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company as of March 22, 2010, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company
Howard M. Siegel	76	Chairman of the Board, Senior Advisor and Director

Jack Rhian	55	Chief Executive Officer, President and Director

Frederic S. Siegel	40	Executive Vice President and Director

Ronald Levin	76	Director

Yacov Shamash, PhD.	60	Director

John S.T. Gallagher	78	Director

Gregory Fortunoff	40	Director

Richard Rallo	45	Chief Financial Officer, Chief Operating Officer – HSMS division

Randi Baldwin	41	Senior Vice President – Marketing and Program Development

Information about Directors

All of our directors are elected for a one-year term, and serve until the next subsequent annual meeting of shareholders.  The following is a brief summary of the background of each director:

HOWARD M. SIEGEL has been the Company’s Chairman of the Board and a director since June 1982.  Mr. Siegel served as the Company’s Chief Executive Officer from June 1982 until December 2006.  From January 2007 through December 2009, Mr. Siegel served as Senior Advisor to the Company and, since January 2010, Mr. Siegel has served as Senior Advisor to the President and Chief Executive Officer.  Mr. Siegel also served as the Company’s President from June 1982 through July 2004 and Chief Financial Officer from June 1982 through September 1996.  Having founded the Company in 1982, Mr. Siegel brings knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

JACK RHIAN has served as the Company’s Chief Executive Officer since January 2007.  Mr. Rhian has been a director of the Company since October 2002 and has been the Company’s President since July 2004.  Prior to his appointment as President, Mr. Rhian served as Executive Vice President beginning in August 2002.  Prior to his appointment as Chief Executive Officer, Mr. Rhian served as Chief Operating Officer beginning in January 2000, when he joined the Company.  Beginning upon joining the Company through his promotion to Executive Vice President in August 2002, Mr. Rhian served as Vice President.  From November 1994 until February 1999, he served as Executive Vice President and Chief Operating Officer of Transcare New York, Inc., a medical transportation company.  From March 1988 through November 1994 he served as Chief Operating Officer of Nationwide Ambulance Service.  Previously, Mr. Rhian held senior management positions in companies which deliver healthcare services.  Mr. Rhian holds a Masters degree in Public Administration from New York University. Mr. Rhian joined the Company in early 2000, and has been promoted to positions of increasing responsibility since then, culminating with his appointment as Chief Executive Officer in 2007, bringing deep knowledge of the Company’s business and operations.  Mr. Rhian’s experience in senior management positions at other companies in the healthcare industry enable him to provide the Board with critical insight into organizational and operational management, business strategy and financial matters.

FREDERIC S. SIEGEL has been a director of the Company since September 1998, and the Company’s Executive Vice President since January 2007.  Prior to that Mr. Siegel was the Company’s Senior Vice President – Business Development, and prior to that, beginning in July 1998, he served as Vice President of Sales and Marketing for the Company.  Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company.  From October 1991 to October 1994, Mr. Siegel served as a benefits consultant for J.N. Savasta Corp.  Mr. Siegel also serves as a director of Nursing Sister Homecare, a division of Catholic Health Services of Long Island.  Having been at the Company since 1994, and been promoted to positions of increasing responsibility in sales and marketing, Mr. Siegel brings to the Board first hand knowledge of the marketing challenges and opportunities for the Company’s business.

RONALD LEVIN has been a director of the Company since August 2001.  He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984.  Since 1995, Mr. Levin has been a member of Eye Contact Optical LLC, and since June 2008, Mr. Levin has also been a member of Gaalexa Optics, LLC, each of which is a Cohen’s Fashion Optical franchise.  Mr. Levin served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, from 1964 through 1998. Mr. Levin’s experience with analyzing public companies both at brokerage firms and as a financial consultant, enable him to provide the Board with insight with respect to financial and audit matters.

YACOV SHAMASH, PH.D. has been a director of the Company since August 2001.  Since 1992, Dr. Shamash has served as Dean of the College of Engineering and Applied Sciences at Stony Brook University.  In addition, since 2000, he has served as Vice President for Economic Development of the College of Engineering and Applied Sciences at Stony Brook University.  Prior to joining SUNY Stony Brook in 1992, Dr. Shamash served as the Director of the School of Electrical Engineering and Computer Science at Washington State University.  He has also held faculty positions at Florida Atlantic University, the University of Pennsylvania and Tel Aviv University.  He received his undergraduate and graduate degrees from Imperial College of Science and Technology in London, England.   Dr. Shamash has been a member of the Board of Directors of (i) Key Tronic Corporation, a contract manufacturer in the electronic manufacturing services market, since 1989, and (ii) Applied DNA Sciences, Inc., a provider of botanical-DNA based security and authentication solutions, since March 2006.  From January 2004 until March, 2007, Dr. Shamash served as a director of NetSmart Technologies, a software solutions provider to the healthcare market. Having served as Dean at Stony Brook and in faculty positions at other universities, and having supervised Stony Brook’s technology incubators, Dr. Shamash brings to the Board a unique point of view regarding organizational management and engineering research and application vital to a company competing in the health care technology and services industry.  Dr. Shamash also has valuable experience gained from serving as a director at other public companies.

JOHN S.T. GALLAGHER has been a director of the Company since May 2005.  He is currently the Chief Executive Officer and Chairman of the Board of Directors of Vanguard Health Care Management, LLC, a position he has held since September 2006.  Mr. Gallagher served as the deputy county executive for health and human services in Nassau County, New York from 2002 to 2005.  He has been a senior executive officer of North Shore University Hospital and North Shore-Long Island Jewish Health System since 1982, having served as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002.  In January 2002, Mr. Gallagher became co-chairman of the North Shore-Long Island Jewish Heath System Foundation and continues to serve in this position. Mr. Gallagher currently serves as a director of Perot Systems Corporation, a worldwide provider of information technology services, a position he has held since May 2001.  Mr. Gallagher also serves as a member of the Board of Trustees of the United Way of Long Island, a position he has held since February 2009.  From March 2002 until March, 2007, Mr. Gallagher served as a director of NetSmart Technologies, a software solutions provider to the healthcare market.  Having served in numerous senior leadership positions at a prestigious hospital, at Vanguard and at a local public health agency, Mr. Gallagher provides a valuable combination of experience at the highest levels of patient care, as well as organizational management skills and public health policy expertise, making him an integral board member of a company in the health care industry.  Mr. Gallagher also has valuable experience gained from serving as a director at other public companies.

GREGORY FORTUNOFF has been a director of the Company since April 2006.  Mr. Fortunoff has served as Chief Executive Officer, and has managed the day-to-day operations of, G-2 Trading LLC, a registered broker-dealer, since October 2009. From May 2008 until May 2009, Mr. Fortunoff was a partner with First New York Securities, L.L.C., an equity trading firm, where Mr. Fortunoff was previously employed in the same capacity from December 1993 to August 2004.  Mr. Fortunoff was an equity trader at the Royal Bank of Canada from April 2006 to April 2008 and was a portfolio manager at XMark Funds, a health care hedge fund, from November 2004 to September 2005.  Mr. Fortunoff’s significant experience and skills in investments and trading enable him to bring to the Board a well-developed financial and business acumen necessary to a public company.

Non-Director-Executive Officers

The following is a brief summary of the background of each non-director executive officer:

RICHARD RALLO joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003.  Since January 2009, Mr. Rallo has also served as the Chief Operating Officer of the Health and Safety Monitoring Systems (HSMS) division of the Company.  Since July 2009, Mr. Rallo has served as the Company’s Secretary.  From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company.  From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations.  From 1986 to 1994 Mr. Rallo worked in public accounting for Touche Ross & Co. and Margolin, Winer & Evens LLP.  Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

RANDI BALDWIN has been the Company’s Senior Vice President, Marketing and Program Development since January 2007.  Prior to that, she was the Company’s Vice President – Marketing and Communications.  Ms. Baldwin joined the Company in March 1999 as the Director of Marketing.  Additionally, Ms Baldwin leads the Company’s telehealth operations. Prior to joining the Company, she held executive level marketing and media positions at various advertising agencies in the NY metropolitan area where she drove extensive consumer and B2B campaigns, developed nationally relevant brand value propositions and implemented integrated marketing communications programs.

Family Relationships

There are no family relationships between any of the directors or executive officers of the Company, with the exception of Howard M. Siegel and Frederic S. Siegel.  Howard M. Siegel is the father of Frederic S. Siegel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates.  Based solely upon the review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, there were four late reports for transactions that were not reported on a timely basis during fiscal year 2009.  Each of Yacov Shamash, Ron Levin, Gregory Fortunoff and John S.T. Gallagher, filed a Form 4 on October 5, 2009 for a transaction that occurred on September 30, 2009.  The Company knows of no other failure to timely file a required Form by any person required to do so.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees.  The Code of Ethics has been posted to the Company’s website at www.ir-site.com/amac/governance.asp.  Copies are also available to any person without charge upon written request to the Company’s Chief Executive Officer at 36-36 33rd Street, Long Island City, NY 11106.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors

Since the Company’s most recently filed proxy statement (relating to the Company’s 2009 Annual Meeting of Shareholders), there have been no changes to the procedures by which security holders may recommend nominees to Board of Directors of the Company.

Audit Committee

The Company’s Board of Directors has a separately designated standing audit committee.  The Audit Committee currently consists of Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff, each of whom are independent directors as defined in Rule 5605(c)(2) of the National Association of Securities Dealers’ Marketplace Rules of the Nasdaq Stock Market (the “NASDAQ Rules”), which includes the enhanced criteria specifically required for audit committee members.

The Board of Directors has determined that Mr. Gallagher meets the standard of an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Policy

The Compensation Committee is responsible for establishing, implementing, and monitoring the Company’s compensation strategy and policy and reviewing and recommending for the approval of the full Board of Directors the compensation for the named executive officers of the Company.  Among its principal duties, the Compensation Committee ensures that the total compensation of the named executive officers is fair, reasonable and competitive.  For purposes herein, “named executive officers” shall have the meaning given to such term in the Summary Compensation Table below.

Objectives and Policies of Compensation

The primary objective of the Company’s compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic managers who are enthusiastic about the Company’s mission and products. The policy is designed to reward the achievement of specific annual and long-term strategic goals, aligning executive remuneration with company growth and shareholder value. In addition, the Board of Directors strives to promote an ownership mentality among key managers.

Setting Executive Compensation

The compensation policy is designed to reward the named executives officers based on both individual and Company performance.  In measuring named executive officers’ contribution to the Company, the Compensation Committee considers numerous factors including the named executive officer’s individual efforts, Company’s growth and financial performance as measured by revenue and earnings before interest and taxes of named executive officers among other key performance indicators.

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

Stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside of management’s control.  The Company does not subscribe to an exact formula for allocating between cash and non-cash compensation or allocating between incentive or performance based compensation and non-performance compensation, each of which is determined on a case by case basis, balancing the need to offer competitive base salaries, with the goal of incentivizing executives to contribute to the Company’s growth.  A portion of total compensation for each named executive officer, other than the compensation of the Chief Financial Officer and the Senior Vice President, Marketing and Program Development, is performance-based, taking into consideration the nature of each executive’s position and the opportunity to contribute to realizing the Company’s performance targets.  Historically, the majority of the performance based compensation for executives has been in the form of equity incentives in order to better align the goals of executives with the goals of shareholders.

Elements of Company’s Compensation Plan

The principal components of compensation for the Company’s named executive officers are:

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

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	Comparable salaries of executives of similar positions employed by companies of similar size as the Company;

•	Internal review of the executives’ compensation, both individually and relative to other officers; and

•	Past performance of the executive.

Salary levels are typically evaluated annually as part of the Company’s performance review process, as well as upon a promotion or other change in job responsibility, but are usually set at the time of execution of the applicable employment contracts.  Employment contracts for named executive officers range between 2-5 years in length and usually provide for a graduated increase in base salary.

Non Performance-Based Stock Compensation

As part of executing employment agreements with its named executive officers, the Company has granted stock options and made restricted stock grants to its named executive officers.  The restricted stock grant shares vest over time, subject to the condition that the executive is employed by the Company at particular yearly intervals.  Holders of restricted stock generally have the right to exercise all rights, powers and privileges of a holder of Common Stock with respect to the restricted shares, including the right to vote, receive stock or cash dividends (but subject to forfeiture with respect to unvested shares), participate in stock splits or other recapitalizations and exchange such shares in a merger, consolidation or other reorganization. These grants are made to encourage longevity of service and to provide the executives with an ownership interest in the Company.  The amount of shares granted is determined based on revenue and earnings before interest and taxes (“EBIT”) thresholds.

The majority of the stock options granted by the Board of Directors vest immediately and have terms anywhere from five to ten years, although since 2005, all options have been granted with a five year term.  Vesting and exercise rights cease 90 days after the termination of employment for executives.  Prior to the exercise of an option, the holder has no rights as a shareholder, including voting rights, with respect to the shares subject to such option.

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

Equity award levels are determined based on the Company’s assessment of the named executive officer’s contribution to the achievement of the Company’s performance targets, and vary among executives based on their positions within the Company.  These awards are granted or approved at the Board of Directors’ regularly or special scheduled meeting.  Stock options are awarded, depending on the plan under which they are awarded, either (i) at the closing price of the Company’s common stock or (ii) the average of the highest and lowest sales price per share of the Company’s common stock, each as reported by NASDAQ on the date of the grant,.

Equity awards to executives are generally granted or determined at the time of the execution of the applicable employment agreement.

Individual Compensation Considerations

With respect to each of the named executive officers, in additional to the general considerations described above, the Compensation Committee evaluated the following criteria in determining such executive’s compensation structure:

Jack Rhian, President and Chief Executive Officer

In 2005, when Mr. Rhian was President and Chief Operating Officer, the Compensation Committee recommended that Mr. Rhian’s pay structure should be comprised of a (i) base salary, (ii) performance based stock compensation and (iii) non-performance stock compensation.  In light of Mr. Rhian’s past and future position with the Company as President and Chief Operating Officer, the committee felt that since Mr. Rhian would be responsible for overseeing the Company’s overall performance, a significant portion of his compensation should be based on Company performance criteria.  In recommending the specific performance criteria, the Compensation Committee determined that the award should primarily be based on EBIT, which it believes is the best indicator of the Company’s overall performance. In addition, to provide incentive to Mr. Rhian to remain with the Company, the Compensation Committee also recommended compensating Mr. Rhian with non-performance shares which would vest annually over the term of his employment agreement.

In determining the various levels of performance targets, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	A review of compensation packages with comparable companies.

•	Use of an outside third party consultant

•	Overall past performance and desired future performance of the Company

Frederic S. Siegel, Executive Vice President

In 2007, the Compensation Committee recommended that Mr. Siegel’s pay structure, be comprised of a (i) base salary, (ii) performance based stock and cash compensation and (iii) non-performance stock compensation.  Due to Mr. Siegel’s overall responsibility for the operating results of the Company’s HSMS segment, including delivery of top line and pre-tax profit, the Compensation Committee believed that a portion of his compensation should be based on Company performance targets. As part of this structure, the Compensation Committee also recommended to reduce the base salary earned by Mr. Siegel in 2005 and 2006 in order to appropriately balance the allocation between performance based and non-performance based compensation. In recommending the specific performance criteria, the Compensation Committee determined that the performance incentives should be broken out into three areas; (i) HSMS revenue growth, (ii) HSMS EBIT growth and (iii) total Company EBIT growth, with the majority of the performance incentive being weighted towards the first two criteria.  In addition, to provide incentive to Mr. Siegel to remain with the Company, the Compensation Committee recommended compensating Mr. Siegel with non-performance shares which would vest annually over the term of his employment agreement.

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

Overall past performance and desired future performance in the HSMS segment as well as the Company

Richard Rallo, Chief Financial Officer, Chief Operating Officer of the HSMS division and Secretary

In 2005, and again in 2008, in connection with the Company’s entry into a new employment agreement with Mr. Rallo (which is described below in more detail), the Compensation Committee recommended that Mr. Rallo’s pay structure, who is the, be comprised of a base salary and non-performance stock compensation.  Due to his unique position as Chief Financial Officer, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Mr. Rallo’s pay structure. In addition, to provide incentive to Mr. Rallo to remain with the Company, the Compensation Committee recommended compensating Mr. Rallo with non-performance shares which would vest annually over the term of his employment agreement.

In determining the structure of Mr. Rallo’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	A review of compensation packages with comparable companies.

•	Use of an outside third party consultant

Randi Baldwin, Senior Vice President, Marketing and Program Development

In 2006 and again in 2009, the Compensation Committee recommended that Ms. Baldwin’s pay structure, be comprised of a base salary and non-performance stock option compensation.  Due to her position, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Ms. Baldwin’s pay structure.

In determining the structure of Ms. Baldwin’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	A review of compensation packages with comparable companies.

•	Use of an outside third party consultant

Retirement and Other Benefits

All employees in the United States are eligible to participate in the Company’s 401(k) Retirement Plan.

401(k) Retirement Plan

In 1997, the Company instituted a 401(k) Plan covering substantially all full-time employees with at least six months of service. Under the Plan, employees may elect to defer up to 15% of compensation (subject to certain limitations). Matching contributions are discretionary and may be contributed at the option of the Company.  The Company currently matches 15% of up to 4% of the employee contributions. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested.

Accounting and Tax Considerations

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 718 (formerly SFAS 123(R)).

The Company’s equity grant policy has been impacted by the implementation of ASC Topic 718.  Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to the adoption of ASC Topic 718 under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period.

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

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the year ended December 31, 2009, 2008 and 2007 with respect to our Chief Executive Officer, Chief Financial Officer, and the Company’s two other most highly compensated executive officers at the end of the last completed fiscal year (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jack Rhian,	2009	$300,000	-	$-		-		-	$13,966	(3)	$313,966
President and	2008	$280,000	-	$-		-		-	$13,688	(3)	$293,688
Chief Executive	2007	$260,000	-	$-		-		-	$13,558	(3)	$273,558
Officer

Frederic Siegel,	2009	$210,000	-	$-		-		$114,279	$13,249	(4)	$337,528
Executive	2008	$200,000	-	$-		-		$30,929	$12,599	(4)	$243,528
Vice President	2007	$190,000	-	$547,400	(2)	-		$5,253	$12,046	(4)	$754,699

Richard Rallo,	2009	$215,000	$10,000	$91,140	(7)	$35,289	(7)(8)	-	$12,638	(5)	$364,067
Chief Financial	2008	$200,000	-	$-		-		-	$10,773	(5)	$210,773
Officer and Chief	2007	$185,000	$5,000	$21,390	(9)	-		-	$10,708	(5)	$222,098
Operating Officer
of the HSMS
Division

Randi Baldwin,	2009	$162,500	$5,000	-		$25,186	(10)	-	$10,008	(6)	$202,694
Senior Vice	2008	$147,667	-	-		-		-	$9,288	(6)	$156,955
President,	2007	$141,167	$10,100	$21,390	(9)			-	$9,247	(6)	$181,904
Marketing and
Program
Development

(1)
The amounts in the “Stock Awards” column reflect the grant date fair value of stock awards granted in accordance with ASC Topic 718 for the listed fiscal year. In accordance with current SEC disclosure requirements, stock awards for fiscal 2008 and fiscal 2007, previously reported as amounts recognized, or “expensed,” for the fiscal year, are now being reported above as grant date fair values. Amount of stock awards which have been granted prior to 2007 and are being expensed over the last three fiscal years, are not reflected in the table as the transition rules only look back three years.

(2)
Represents the stock grants of 22,000 time-vested common shares and 46,000 performance based common shares and a grant date fair value stock price of $8.05.  The time-vested shares vest equally at 5.500 common shares per annum from December 31, 2007 to December 31, 2010.  With respect to the performance based shares, up to 11,500 common shares could be earned per annum if certain performance threshold are met.

(3)	Includes auto stipend of $12,200, $12,000 and $12,000 for 2009, 2008 and 2007 and employer 401(k) contribution of $1,796, $1,668 and $1,558 in 2009, 2008 and 2007, respectively.

(4)	Includes auto stipend of $12,495, $11,400 and $11,400 for 2009, 2008 and 2007 and employer 401(k) contribution of $754, $1,199 and $646 in 2009, 2008 and 2007, respectively.

(5)	Includes auto stipend of $11,400, $9,600 and $9,600 for 2009 and 2008 and 2007 and employer 401(k) contribution of $1,238, $1,173 and $1,086 in 2009, 2008 and 2007, respectively.

(6)	Includes auto stipend of $9,000, $8,400 and $8,400 for 2009, 2008 and 2007 and employer 401(k) contribution of $1,008, $888 and $847 in 2009, 2008 and 2007, respectively.

(7)
The amounts reported in the “Option Awards” column represent the grant date fair value of stock option awards granted in accordance with ASC Topic 718 for the listed fiscal year. In accordance with current SEC disclosure requirements, stock option awards for fiscal 2008 and fiscal 2007, previously reported as amounts recognized, or “expensed,” for the fiscal year, are now being reported above as grant date fair values.

(8)
On November 13, 2009, Mr. Rallo waived 9,500 shares of restricted stock which, in January 2009, had been granted inadvertently in excess of the 2005 Stock Option Plan’s individual share limit for Mr. Rallo, and which had not yet vested.  On the same date, the Board granted to Mr. Rallo options to purchase up to 21,700 shares of common stock under the Company’s 2000 Stock Option Plan.  The grant date fair value of the cancelled shares of restricted stock were $41,230 and the newly granted stock options were $35,289.

(9)	Represents 3,000 shares of stock issued to both Mr. Rallo and Ms. Baldwin at a fair value price of $7.13 per common share.

(10)	On June 25, 2009, the Board granted Ms. Baldwin options to purchase up to 15,000 shares of common stock under the Company’s 2000 Stock Option Plan as part of Ms. Baldwin’s executed employment agreement.

Grants of Plan-Based Awards

The following table provides information concerning the long-term equity incentive awards made to each of the Named Executive Officers in fiscal 2009, which include restricted stock and stock option grants.  All grants of restricted stock have been made under the Company’s the Company’s 2005 Incentive Plan.  For a complete understanding of the table, please read the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” following the table. There can be no assurances that the Grant Date Fair Value of restricted stock and option awards will ever be realized.

									All Other		All Other
									Stock		Option			Grant
									Awards		Awards		Exercise	Date Fair
									Number		Number of		or Base	Value of
			Estimated future payouts under						of Shares		Securities		Price of	Stock and
			equity incentive plan awards						of Stock		Underlying		Option	Options
	Appr.	Grant	Threshold		Target		Maximum		or Units		Options		Awards	Awards
Name	Date	Date	(#)		(#)		(#)		(#)		(#)		($/Sh)	($)
Jack Rhian	1/01/06	1/01/06							10,000	(2)				$60,000
	1/01/06	1/01/06	2,000	(4)	16,000	(5)	18,000	(6)						$108,000
Frederic Siegel	4/11/07	4/11/07							5,500	(3)				$44,275
	4/11/07	4/11/07	500	(7)	8,500	(8)	11,500	(9)						$92,575
Richard Rallo	1/19/09	1/19/09							21,500	(10)				$93,310
	11/13/09	11/13/09									21,700	(10)	$ 5.88	$35,289
Randi Baldwin	6/25/09	6/25/09									15,000	(11)	$ 5.72	$25,186

(1)
The amounts in the “Grant Date Fair Value of Stock and Stock Option Awards” column reflect  represent the grant date fair value of the applicable award as of the date of grant in accordance with U.S. GAAP for the listed fiscal year. In accordance with current SEC disclosure requirements, stock awards for fiscal 2008 and fiscal 2007, previously reported as amounts recognized, or “expensed,” for the fiscal year, are now being reported above as grant date fair values.

(2)
Represents stock granted subject to repurchase rights. The repurchase right lapsed with respect to 10,000 shares each on December 31, 2006, 2007, 2008 and 2009 and 10,000 shares will lapse on December 31, 2010.

(3)
Represents stock granted subject to repurchase rights. The repurchase right lapsed with respect to 5,500 shares each on December 31, 2007, 2008 and 2009 and 5,500 shares will lapse on December 31, 2010.

(4)	Represents the minimum amount of shares (2,000) that may be earned in December 31, 2010, based on the Company’s revenue increasing by 15% year over year for each such period.

(5)
Represents the total number of shares to be earned, assuming the Company’s revenue and EBIT growth equal to the growth experienced in 2009. 16,000 shares were earned for the year ended December 31, 2006.

(6)	Represents the total number of shares that can be awarded under the executive’s employment agreement if all of the highest performance thresholds are met.

(7)	Represents the minimum amount of shares (500) that may be earned in December 31, 2010, based on the Company’s HSMS EBIT being greater than 5% of the HSMS revenue.

(8)	Represents the total number of shares to be earned, assuming the Company’s EBIT growth is equal to the growth experienced in 2009. 8,500 shares were earned for the year ended December 31, 2009.

(9)	Represents the total number of shares that can be awarded under the executive’s employment agreement if all of the highest performance thresholds are met.

(10)
On November 13, 2009, Mr. Rallo waived 9,500 shares of restricted stock which, in January 2009, had been granted inadvertently in excess of the 2005 Stock Option Plan’s individual share limit for Mr. Rallo, and which had not yet vested.  On the same date, the Board granted to Mr. Rallo options to purchase up to 21,700 shares of common stock under the Company’s 2000 Stock Option.  The grant date fair value of the cancelled shares of restricted stock were $41,230 and the newly granted stock options were $35,289.

(11)	Represents stock options granted as part of Ms. Baldwin's executed employment agreement.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

On November 11, 2005, we entered into an employment agreement with Jack Rhian, under which he is employed for a period of five years beginning on January 1, 2006 as our President and Chief Operating Officer.  Subsequently, effective January 1, 2007, Mr. Rhian was appointed as our Chief Executive Officer.  Mr. Rhian’s employment agreement provides for the following base salary amounts: $240,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $260,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; $280,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008; $300,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; and $300,000 per annum, for the period beginning January 1, 2010 and ending December 31, 2010.

In connection with his employment agreement, on January 20, 2006, we entered into a stock purchase agreement with Mr. Rhian.  Pursuant to this stock purchase agreement, Mr. Rhian was granted, under the Company’s 2005 Incentive Plan, 50,000 shares of restricted common stock subject to a repurchase right in our favor.  We have the right to repurchase the shares for $.01 per share if Mr. Rhian ceases to be employed by us. The repurchase right lapsed with respect to (i) 10,000 shares on December 31, 2006, (ii) 10,000 shares on December 31, 2007, (iii) 10,000 shares on December 31, 2008, and (iv)10,000 shares on December 31, 2009, and lapses with respect to 10,000 shares on December 31, 2010, subject to the condition that Mr. Rhian remains employed by us on such date; provided, however, that in the event of a change in control (as defined in Mr. Rhian’s employment agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rhian either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rhian in lieu of his current employment agreement, then any such shares which remain unvested, will vest immediately.

In addition, Mr. Rhian is entitled to the following bonus compensation stock grants: (i) up to 80,000 , based on meeting or exceeding EBIT (as set forth in our audited financial statements for the applicable fiscal year) performance targets, as described below, and (ii) 2,000 shares of common stock per year, for a total of up to 10,000 shares of common stock over the employment period, based on our total revenues, as set forth in our audited financial statements for the applicable fiscal year, meeting or exceeding an amount equal to at least 115% of the Company’s total revenues for the prior fiscal year.

EBIT Targets For 2006 – 2010

EBIT growth over prior fiscal year	# of Shares

15.0 – 17.49%	8,000 shares
17.5 – 19.99%	9,000 shares
20.0 – 22.49%	10,500 shares
22.5 – 24.99%	13,000 shares
25.0% - or more	16,000 shares

On March 30, 2009, the Company and Mr. Rhian entered into an amendment to Mr. Rhian’s employment agreement. The amendment clarified certain computations in connection with the calculation of the performance based formula for certain stock awards by which Mr. Rhian could make up, in a subsequent year, a failure to have met the performance threshold in a prior year. It also clarified the effect of certain non-operational adjustments on the formula.

For the fiscal year ended December 31, 2009, 2008 and 2007, our EBIT growth (reduction) was 79% (13)% and 22%, respectively and our year over year revenue growth for 2007 exceeded 115%, while in 2009 and 2008 it did not exceed this threshold.  Based on meeting the EBIT growth over prior fiscal year target for 2009, Mr. Rhian is entitled to 16,000 bonus shares.

Mr. Rhian was not entitled to any bonus shares in 2008.  Based on 2007 results, Mr. Rhian was entitled to 12,500 bonus shares.  On December 27, 2007, Mr. Rhian elected to forfeit 6,000 of these shares.

On May 29, 2007, we entered into a four year employment agreement, commencing as of January 1, 2007, under which Mr. Frederic Siegel is employed as our Executive Vice President. Mr. Siegel’s employment agreement provides for the following base salary amounts:  $190,000 in 2007, $200,000 in 2008, $210,000 in 2009 and $220,000 in 2010.  We also agreed to grant to Mr. Siegel 5,500 shares of restricted common stock to vest, subject to the condition that Mr. Siegel is employed by us at the applicable date, as follows: 5,500 shares on each of December 31, 2007, 2008, 2009 and 2010.  Of these shares, 16,500 have vested as of December 31, 2009.  In the event of a Change in Control (as defined in Mr. Siegel’s employment agreement), if we or our successor pursuant to such change in control, as applicable, and Mr. Siegel either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Siegel in lieu of his current employment agreement, then any such shares which remain unvested, will vest immediately.

In addition, Mr. Siegel will be eligible to receive additional bonuses payable in cash and shares of our common stock based on certain revenue and EBIT targets, as set forth below:

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

           (ii) a cash bonus equal to one of the following percentages of EBIT from our HSMS segment for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010, plus one of the following number of shares: 2% plus 500 shares, if the HSMS EBIT equals to 5% or more but less than 6% of the HSMS revenues for the applicable year; 2.5% plus 1,000 shares, if the HSMS EBIT equals to 6% or more but less than 7% of the HSMS revenues for the applicable year; 3.0% plus 1,500 shares, if the HSMS EBIT equals to 7% or more but less than 8% of the HSMS revenues for the applicable year; 3.5% plus 2,000 shares, if the HSMS EBIT equals to 8% or more but less than 9% of the HSMS revenues for the applicable year; 4.0% plus 2,500 shares, if the HSMS EBIT equals to 9% or more but less than 10% of the HSMS revenues for the applicable year; 4.5% plus 3,000 shares, if the HSMS EBIT equals to 10% or more of the HSMS revenues for the applicable year; and

(iii) one of the following number of shares based on the year-over-year growth of our  EBIT on a consolidated basis for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010: 3,000 shares, if EBIT grows by 15% or more but less than 17.5%; 4,000 shares, if EBIT grows by 17.5% or more but less then 20%; 5,250 shares, if EBIT grows by 20% or more but less than 22.5%; 6,500 shares, if EBIT grows by 22.5% or more but less than 25%; and 8,500 shares, if EBIT grows by 25% or more.

To the extent that the number of shares earned pursuant to paragraph (ii) and (iii) above exceed 37,500 (the number of shares in the Company’s 2005 Incentive Plan currently reserved for Mr. Siegel’s performance based grants), the grant of any such excess shares are subject to shareholder approval prior to issuance.

On March 30, 2009, the Company and Mr. Frederic Siegel entered into an amendment to Mr. Siegel’s employment agreement. The amendment provided for the disregarding of one-time non-operational events in the year following the year in which the one-time non-operational event occurred, in calculating the amounts due under certain of Mr. Siegel’s performance based stock awards.

For the fiscal year ended December 31, 2009, 2008 and 2007, our EBIT growth (reduction) was 79% (13)% and 22%, respectively.  Based on meeting the EBIT growth over prior fiscal year target for 2009, Mr. Siegel is entitled to 8,500 bonus shares.  Additionally, for the fiscal year ended December 31, 2009 our HSMS segment EBIT, as a percentage of HSMS revenues, was 13%; therefore, Mr. Siegel was entitled to receive a cash bonus and bonus shares in 2009.  Based upon the agreed to methodologies, Mr. Siegel was entitled to a cash bonus of $114,729 and a stock bonus of 3,000 shares. For the fiscal year ended December 31, 2009, our HSMS segment revenue grew 5.6%, which was below the 7% threshold and; therefore, Mr. Siegel was not entitled to an additional cash bonus.

For the year ended December 31, 2008, our HSMS segment revenue grew 12.9 percent; therefore, Mr. Siegel was entitled to a cash bonus of $30,929. Based on agreed to methodologies, the EBIT target for HSMS was not realized in 2008 and Mr. Siegel was not entitled to an additional cash bonus or bonus shares in 2008 in connection with the EBIT target for HSMS.  In 2008, Mr. Siegel was not entitled to any bonus shares as our year over year consolidated EBIT growth for 2008 over 2007 did not exceed the 115% threshold.

For the fiscal year ended December 31, 2007, our HSMS segment revenue grew 8.7 percent; therefore, Mr. Siegel was entitled to a cash bonus of $5,253.  Additionally, for the fiscal year ended December 31, 2007 our EBIT growth was 22%; therefore, Mr. Siegel was entitled to 5,250 bonus shares in 2007.  However, based on agreed to methodologies, the EBIT target for HSMS was not realized in 2007 and Mr. Siegel was not entitled to a cash bonus or bonus shares in 2007 in connection with the EBIT target for HSMS.

On January 20, 2006, we entered into an employment agreement with Richard Rallo (the “2006 Rallo Agreement”), under which he was employed for a period of three years, beginning on January 1, 2006, as our Chief Financial Officer.  The 2006 Rallo Agreement expired on December 31, 2008.  It provided for the following base salary amounts: $170,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $185,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; and $200,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008. The 2006 Rallo Agreement was terminable upon certain specified events constituting cause, and in certain circumstances upon a change in control.

In connection with the 2006 Rallo Agreement, on January 20, 2006, we entered into a stock purchase agreement with Mr. Rallo.  Pursuant to this stock purchase agreement, Mr. Rallo was granted 10,000 shares of restricted common stock subject to a repurchase right in our favor.  We had the right to repurchase the shares for $.01 per share if Mr. Rallo ceased to be employed by us.  The repurchase right lapsed with respect to (i) 2,500 shares on December 31, 2006, (ii) 3,500 shares on December 31, 2007, and (iii) 4,000 shares on December 31, 2008.

On January 19, 2009, after the expiration of the 2006 Rallo Agreement, we entered into a new employment agreement with Richard Rallo (the “2009 Rallo Agreement”), under which Mr. Rallo’s employment will be continued for a term of 3 years, commencing January 1, 2009.  Mr. Rallo is continuing in his current role as the Company’s Chief Financial Officer and also assumed the role of the Chief Operating Officer of the HSMS Division.

Under the 2009 Rallo Agreement, Mr. Rallo is entitled to receive the following base salary amounts: $215,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; $232,500 per annum, for the period beginning January 1, 2010 and ending December 31, 2010; and $250,000 per annum, for the period beginning January 1, 2011 and ending December 31, 2011.  The 2009 Rallo Agreement is terminable upon certain specified events constituting Cause (as defined in the 2009 Rallo Agreement) and in certain circumstances upon a Change in Control (as defined in the 2009 Rallo Agreement).  The 2009 Rallo Agreement is also terminable by the Company without Cause, in which case Mr. Rallo shall be entitled to receive all of the salary and stock compensation provided for in the 2009 Rallo Agreement, as described below under “Potential Payments upon Termination or Change-in-Control.”

In connection with the 2009 Rallo Agreement, on January 19, 2009, we entered into a stock purchase agreement with Mr. Rallo.  Pursuant to this stock purchase agreement, Mr. Rallo was granted 21,500 shares of restricted common stock subject to a repurchase right in our favor.  Not long after these shares were granted, the Company discovered it had inadvertently granted 9,500 shares in excess of Mr. Rallo’s individual 50,000 share limit under the Company’s 2005 Stock Incentive Plan, of which 1,500 shares were to vest on December 31, 2010 and 8,000 shares were to vest on December 31, 2011 (the “Excess Shares”).  As a result, the grant of the Excess Shares has been cancelled and Mr. Rallo has agreed in writing to waive any and all rights with respect to the Excess Shares.

On November 13, 2009, the Board of Directors of the Company approved a grant to Mr. Rallo the Company’s Chief Financial Officer, under the Company’s 2000 Stock Option Plan (the “2000 SOP”), of options to purchase 3,426 shares of Common Stock, vesting on December 31, 2010, and options to purchase 18,274 shares of the Company’s Common Stock, vesting on December 31, 2011 (which vesting is subject to continued employment on the date of vesting, in accordance with the 2000 SOP and the other terms and conditions of the 2009 Rallo Agreement.  These options have a per share exercise price of $5.88.  The grant of these options was made to replace, and to provide incentive compensation with equivalent value to the Excess Shares.  The 2000 SOP does not contain any individual grant limits.

With respect to the remaining 12,000 shares of restricted common stock granted in 2009, we have the right to repurchase the shares for $.01 per share if Mr. Rallo ceases to be employed by us.  The repurchase right lapsed with respect to 6,500 shares on December 31, 2009, and will lapse with respect to5,500 shares on December 31, 2010, subject to the condition that Mr. Rallo remains employed by us on each such applicable date; provided, however, that in the event of a change in control (as defined in the 2009 Rallo Agreement) if we or our successor pursuant to such change in control, as applicable, and Mr. Rallo either agree to continue his current employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rallo in lieu of his current employment agreement, then any such shares which remain unvested, will vest immediately.

On November 15, 2006, we entered into an employment agreement with Randi Baldwin (the “2006 Baldwin Agreement”), under which we agreed to employ her for a period of three years, beginning on November 1, 2006, as our Vice President, Communications and Marketing.  The 2006 Baldwin Agreement provided for the following base salary amounts: $140,000 per annum, for the period beginning November 1, 2006 and ending October 31, 2007; $147,000 per annum, for the period beginning November 1, 2007 and ending October 31, 2008; and $155,000 per annum, for the period beginning November 1, 2008 and ending October 31, 2009.  The 2006 Baldwin Agreement was only terminable upon certain specified events constituting cause, and in certain circumstances upon a change in control.

On June 25, 2009, we entered into an employment agreement with Ms. Baldwin (the “2009 Baldwin Agreement”), under which Ms. Baldwin’s employment will be continued for a term of three years, commencing as of July 1, 2009.  The 2009 Baldwin Agreement supersedes the 2006 Baldwin Agreement as of such effective date.  Ms. Baldwin will continue in her current role as the Company’s Senior Vice President, Marketing and Program Development.  The 2009 Baldwin Agreement provides for the following base salary amounts: $170,000 per annum, for the period beginning July 1, 2009 and ending June 30, 2010; $180,000 per annum, for the period beginning July 1, 2010 and ending June 30, 2011; and $190,000 per annum, for the period beginning July 1, 2011 and ending June 30, 2012.  The 2009 Baldwin Agreement is terminable by the Company upon certain specified events constituting Cause (as defined in the 2009 Baldwin Agreement) without payment of severance.  The 2009 Baldwin Agreement is also terminable by the Company without Cause and in certain circumstances upon a Change in Control (as defined in the 2009 Baldwin Agreement), in which case Ms. Baldwin is entitled to receive certain severance and benefits related payments, as described below under “Potential Payments upon Termination or Change-in-Control.”

Pursuant to the 2009 Baldwin Agreement, Ms. Baldwin was granted, subject to the terms of the Company’s 2000 Stock Option Plan and the applicable stock option agreement under such plan, options to purchase 4,000 shares of the Company’s common stock, vesting on July 1, 2009, options to purchase 5,000 shares of the Company’s common stock, vesting on July 1, 2010, and options to purchase 6,000 shares of the Company’s common stock, vesting on July 1, 2011.  These stock options will be exercisable for a five year term from the date of grant, and will have an exercise price equal to the fair market value of the Company’s common stock on the applicable date of grant, as determined in accordance with the 2000 Stock Option Plan.  Vesting is dependent on continued employment on the vesting date, as provided under the 2000 Stock Option Plan.

Dividend Payments to Named Executive Officers

On December 16, 2009, the Company announced that its Board of Directors had approved the payment of a special cash dividend of $0.10 (ten cents) per common share.  The dividend was paid on or about January 15, 2010 to all shareholders of record as of the close of business on December 28, 2009.  As stated above, all holders of restricted stock, including Mr. Rhian, Mr. Rallo and Mr. Fred Siegel, were eligible to receive, and received the cash dividend on their respective shares of restricted stock.  All dividends attributable to unvested shares are being held by the Company until such unvested shares are vested, and such dividends are no longer subject to forfeiture.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the number of shares covered by exercisable and unexercisable stock options and restricted stock grants held by our named executive officers on December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

Jack Rhian					10,000	$66,300	36,000	$238,680
	4,343		$2.87	12/31/11
	30,000		$3.25	1/30/12
	25,000		$3.50	1/30/13
	25,000		$4.00	1/30/14
	3,856		$2.30	8/12/12
	5,000		$2.29	1/27/13

Frederic Siegel					5,500	$36,465	23,000	$152,490
	25,000		$2.87	12/31/11
	8,252		$2.87	12/31/11
	4,827		$2.30	8/12/12
	6,400		$2.29	1/27/13
	13,917		$1.98	4/08/13
	65,530		$4.24	5/27/14

Richard Rallo					5,500	$36,465
	5,088		$2.87	12/31/11
	10,000		$3.25	1/30/12
	3,038		$2.30	8/12/12
	3,800		$2.29	1/27/13
	30,000		$2.50	11/14/13
	5,000		$4.24	5/27/14
	25,000		$5.96	12/07/10
	21,700	(5)	$5.88	11/13/14

Randi Baldwin	1,845		$2.87	12/31/11
	25,000		$3.64	3/12/12
	2,135		$2.30	8/12/12
	2,200		$2.29	1/27/13
	4,000		$3.98	3/25/14
	12,500		$6.20	12/29/10
	7,500		$6.09	11/14/11
	15,000	(6)	$5.72	6/25/14

(1)	All stock options were fully vested at December 31, 2009, except as noted otherwise in the footnotes below.

(2)
The 10,000 shares of restricted stock held by Mr. Rhian, the 5,500 shares of restricted stock held by Mr. Siegel, and the 5,500 shares of restricted stock held by Mr. Rallo, all vest on December 31, 2010.

(3)	Based on the closing market price of the Company’s common stock at the end of the last completed fiscal year ($6.63), multiplied by the number of shares reported.

(4)
Mr. Rhian may earn up to a potential maximum of 18,000 shares per year based on certain performance criteria as described in the Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards.  Mr. Siegel may earn up to a potential maximum of 11,500 shares per year based on certain performance criteria as described in the Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards.

(5)	Of these options held by Mr. Rallo, options to purchase 3,426 shares vest on December 31, 2010, and options to purchase 18,274 shares vest on December 31, 2011.

(6)	Of these options held by Ms. Baldwin, options to purchase 5,000 shares vest on July 1, 2010 and options to purchase 6,000 shares vest on July 1, 2011.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on stock option exercises and vesting of stock grants with respect to each of our named executive officers during the fiscal year ended December 31, 2009.

2009

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jack Rhian	-	-	10,000	$66,300
Fred Siegel	-	-	5,500	$36,465
Rich Rallo	-	-	6,500	$43,095

(1)	Based on the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)	Based on the market value of the shares on the day of vesting.

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

In addition, in the event there is a change in control (as defined in Mr. Rhian’s employment agreement) and Mr. Rhian’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Mr. Rhian will be entitled to a lump sum cash payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations from us under his employment agreement.  Had such termination occurred on December 31, 2009, Mr. Rhian would have been entitled to receive a $777,400 payment as a result of such termination.

As described above, in the event of a change in control (as defined in Mr. Rhian’s employment agreement) if we or our successor in interest following such change in control, as applicable, and Mr. Rhian either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rhian in lieu of his current employment agreement, then any shares of restricted stock which remain unvested, will vest immediately upon our or our successor’s mutual agreement with Mr. Rhian to continue his current employment agreement or to enter into a new employment agreement.

Unless Mr. Frederic Siegel is terminated for cause (as defined in Mr. Siegel’s employment agreement), in the event that the Company does not offer Mr. Siegel to enter into a written employment agreement with terms and conditions no less favorable that substantially the same terms and conditions as his current employment agreement to begin immediately following the expiration of his current employment agreement, Mr. Siegel shall receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of his current employment agreement.

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

In addition, in the event there is a change in control (as defined in Mr. Siegel’s employment agreement) and Mr. Siegel’s employment with us is terminated within 180 days following such change in control without cause or through constructive termination, Mr. Siegel will be entitled to a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under his employment agreement.  Had such termination occurred on December 31, 2009, Mr. Siegel would have been entitled to receive a $598,000 payment as a result of such termination.

As described above, in the event of a change in control, if we or our successor in interest following such change in control, as applicable, and Mr. Siegel either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Siegel in lieu of his current employment agreement, then any shares of restricted stock which remain unvested, will vest immediately.

Under the 2009 Rallo Agreement, unless Mr. Rallo is terminated for cause (as defined in the 2009 Rallo Agreement), in the event that the Company does not offer Mr. Rallo to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2009 Rallo Agreement to begin immediately following the expiration of the 2009 Rallo Agreement, Mr. Rallo will receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months, commencing seven (7) months following the date of the expiration of the 2009 Rallo Agreement.

Under the 2009 Rallo Agreement, in the event of Mr. Rallo’s death during the term of the 2009 Rallo Agreement, Mr. Rallo’s estate or such other person as he designated will be entitled to receive his base salary for a period of one year from the date of his death.

In the event that Mr. Rallo becomes disabled and is unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we are entitled to terminate the 2009 Rallo Agreement after the expiration of such period

In addition, under the 2009 Rallo Agreement in the event that there is a Change in Control (as defined in the 2009 Rallo Agreement) and Mr. Rallo’s employment with the Company is terminated following such Change in Control under certain conditions, Mr. Rallo will be entitled to receive a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under the 2009 Employment Agreement.  Had such termination occurred on December 31, 2009, Mr. Rallo would have been entitled to receive a $547,170 payment as a result of such termination.

As described above, in the event of a Change in Control if we or our successor in interest following such change in control, as applicable, and Mr. Rallo either agree to continue his current employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rallo in lieu of his current employment agreement, then any shares of restricted stock held by him which remain unvested, will vest immediately upon our or our successor’s mutual agreement with Mr. Rallo to continue his current employment agreement or to enter into a new employment agreement.

Under the 2009 Baldwin Agreement, in the event Ms. Baldwin is terminated without cause (as defined in the 2009 Baldwin Agreement), and, in the event that we do not offer Ms. Baldwin to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2009 Baldwin Agreement to begin immediately following the expiration of such agreement, Ms. Baldwin will receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of the expiration of her current employment agreement.

In the event of Ms. Baldwin’s death during the term of the 2009 Baldwin Agreement, Ms. Baldwin’s estate or such other person as she designated is entitled to receive her base salary for a period of one year from the date of her death.

In the event that Ms. Baldwin becomes disabled and is unable to perform her duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we have the right to terminate the 2009 Baldwin Agreement after the expiration of such period.

In addition, under the 2009 Baldwin Agreement, in the event there is a change in control (as defined in the 2009 Baldwin Agreement) and Ms. Baldwin’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Ms. Baldwin is entitled to the greater of (i) an amount equal to the remainder of her salary which would be payable through the expiration of the 2009 Baldwin Agreement or (ii) an amount equal to twelve (12) months of the salary in effect under that agreement at the time of such termination. In such event, we are also required to pay all health insurance benefits otherwise payable to Ms. Baldwin be paid for the greater of the otherwise remaining term of the 2009 Baldwin Agreement (notwithstanding termination) or twelve (12) months. Had such termination occurred on December 31, 2009, Ms. Baldwin would have been entitled to receive a $ $455,000 payment as a result of such termination.

DIRECTOR COMPENSATION

The table below shows the annual compensation for the Company’s non-employee directors during 2009.

Name	Fees Earned or Paid In Cash($)	Stock Awards(1) ($)	Option Awards ($)	Total ($)
Ronald Levin	-	$37,550	-	$37,550
Yacov Shamash Ph.D.	-	$37,550	-	$37,550
John S.T. Gallagher	-	$37,550	-	$37,550
Gregory Fortunoff (2)	-	$33,050	-	$33,050

(1)
Represents the compensation expense recognized for the fiscal year ended December 31, 2009 in accordance with ASC Topic 718 for restricted stock awards granted as long-term incentives pursuant to our Equity Compensation Plan.

(2)	Mr. Fortunoff’s compensation reflects his membership on fewer committees of the Board of Directors than Mr. Levin, Mr. Shamash and Mr. Gallagher.

Narrative Disclosure to Director Compensation Table

We do not compensate our directors who are also employees for their service as directors.  Our non-employee directors receive yearly grants of restricted stock for their service as directors, with a value equivalent to the Black Scholes value of a grant of options to purchase 10,000 shares of common stock, as of the date of election to the Board of Directors at the annual meeting.  Each non-employee Director was granted 2,343 restricted shares of common stock upon their election at the 2009 annual meeting of shareholders.

In addition, in April 2007, the Company’s Board of Directors adopted a compensation plan for its non-employee directors which remained in effect through the end of fiscal 2009.  Under the plan, in addition to the yearly grant of restricted shares upon the election to the Board of Directors, each non-employee director receives quarterly stock grants, in lieu of cash payments which existed under the prior plan.  Each non-employee director will receive common stock ranging in value from $15,000 up to $24,000 per year, depending on the number of committee memberships, to be granted for each quarter of service, based on the closing price of the stock at the end of the relevant quarter.

Effective for fiscal 2010, the Company’s Board of Directors adopted a compensation plan for its non-employee directors. Under the plan, in addition to the yearly grant of restricted shares upon the election to the Board of Directors. each non-employee director will have the option to receive quarterly either cash or common stock, ranging in value from $15,000 up to $24,000 per year, depending on the number of committee memberships, to be granted for each quarter of service, based on the closing price of the stock at the end of the relevant quarter.  Each director is required to elect whether or not he will receive cash or common stock at the beginning of each fiscal year, and this election will remain in effect for that entire fiscal year.

Compensation Committee Interlocks and Insider Participation

Each of Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff served as members of the Compensation Committee during fiscal 2009.  None of the members of the Compensation Committee is or has ever been an officer or employee of the company.  In addition, none of the members of the Compensation Committee had, during fiscal 2009, any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K – “Transactions with Related Persons, Promoters and Certain Control Persons.” No executive officer of the Company served during fiscal 2009 on the board of directors or compensation committee of any other entity that had, during such fiscal year, one or more executive officers who served as a member of the Company’s Board of Directors or Compensation Committee.

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

The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2009, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the Company’s Equity Compensation Plans as at December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	934,285	(1)	$4.38	(2)	344,411
Equity Compensation plans not approved by security holders	-		-		-

(1)
This amount includes 904,785 shares subject to outstanding stock options and 29,500 shares subject to future vesting measures, all issued under the Company’s 2000 Stock Option Plan or 2005 Stock Incentive Plan.

(2)
This amount combines the shares subject to outstanding stock options at a weighted average price of $4.29, warrants at a weighted average price of $5.93 and the shares subject to future vesting measures at a weighted average price of $6.63.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 22, 2010 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Name and Address	Amount and Nature of		Percent of
Title of Class	Beneficial Owner(1)	Beneficial Ownership(2)		Class(2)

Common Stock	Howard M. Siegel	913,369	(3)	9.6%

Common Stock	Ronald Levin 184 Greenway Road Lido Beach, NY 11561	144,275	(4)	1.5%

Common Stock	John S.T. Gallagher 26 Woodfield Road Stony Brook, NY 11790	38,975	(5)	*

Common Stock	Frederic S. Siegel	400,142	(6)	4.1%

Common Stock	Yacov Shamash, PH.D. 7 Quaker Hill Road Stony Brook, NY 11790	68,075	(7)	*

Common Stock	Jack Rhian	383,953	(8)	4.0%

Common Stock	Richard Rallo	132,226	(9)	1.4%

Common Stock	Randi Baldwin	62,451	(10)	*

Common Stock	Gregory Fortunoff 200 East 72nd Street New York, NY 10021	829,959	(11)	8.7%
Common Stock	Discovery Group I, LLC 191 North Wacker Drive Suite 1685 Chicago, IL 60606	928,447	(12)	9.7%
	All directors and executive officers as a group (9 persons)	2,973,425		29.6%

*	Less than one percent.

(1)	Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.

(2)
This table is based upon information supplied by officers, directors and stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 9,540,514 shares outstanding on March 22, 2010, adjusted as required by rules promulgated by the SEC.

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of any option, warrant or right or upon conversion of any security (in any case, the “Currently Exercisable Right”). Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Rights that are held by such person (but not those held by any other person) have been exercised and shares issued upon such assumed exercise are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock assumed to be owned by the holder based on the assumed exercise of such rights, but (except for the calculation of beneficial ownership by all directors and executive officers as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3)	Includes 24,000 shares held by Mr. Siegel’s wife, and 19,300 shares held as custodian for his son. Mr. Siegel has pledged 110,000 shares of the Company’s common stock.

(4)
Includes 40,000 shares issuable upon the exercise of currently exercisable stock options. Also includes 15,200 shares owned by Mr. Levin’s wife, as to which Mr. Levin disclaims beneficial ownership. Mr. Levin maintains margin securities accounts at brokerage firms and the positions held in such margin accounts, which may from time to time include shares of the Company’s common stock, are pledged as collateral security for the repayment of debit balances, if any, in the accounts.  At March 22, 2010, Mr. Levin held 47,300 share in such accounts.

(5)	Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.

(6)
Includes 123,926 shares issuable upon the exercise of currently exercisable stock options and 11,500 shares issuable within 60 days in connection with the achievement of fiscal 2009 performance criteria, as described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards.” Also includes 5,500 shares of restricted stock that are not vested as of March 22, 2010 and are subject to forfeiture.

(7)	Includes 40,000 shares issuable upon the exercise of currently exercisable stock options.

(8)
Includes 93,199 shares issuable upon the exercise of currently exercisable stock options, 16,000 shares issuable within 60 days in connection with the achievement of fiscal 2009 performance criteria, as described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards.” and 48,000 shares owned by Mr. Rhian’s wife.  Also includes 10,000 shares of restricted stock that are not vested as of March 22, 2010 and are subject to forfeiture.

(9)
Includes 81,926 shares issuable upon the exercise of currently exercisable stock options.  Also includes 5,500 shares of restricted stock that are not vested as of March 22, 2010 and are subject to forfeiture.

(10)	Includes 59,180 shares issuable upon the exercise of currently exercisable stock options.

(11)
Includes 10,000 shares issuable upon the exercise of currently exercisable stock options. Also includes 17,700 shares held as custodian for his two minor children and 49,000 shares held in a GRAT for the benefit of his minor children over which Mr. Fortunoff maintains voting and investment power.

(12)
Based on the latest Schedule 13D/A filed with the SEC by Discovery Group I, LLC, Discovery Group is the sole general partner of Discovery Equity Partners, L.P and has sole discretionary investment authority with respect to Discovery Equity Partners’ shares of the Company’s common stock.  Daniel J. Donoghue and Michael R. Murphy are the sole managing members of Discovery Group.  As a consequence, Discovery Group and Messrs. Donoghue and Murphy share beneficial ownership of all the shares of the Company’s common stock owned by Discovery Group and Discovery Equity Partners, while Discovery Equity Partners shares beneficial ownership with Discovery Group and Messrs. Donoghue and Murphy of only the shares of Common Stock owned by it.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company’s executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor, to lease this space.  In February 1998, the lease was extended until September 30, 2007 and subsequently through additional extensions has been extended through December 2012.  The Lease currently provides for a base annual rent of $133,963 plus reimbursements for real estate taxes and other operating expenses.

Howard M. Siegel owed the Company $123,532 at December 31, 2001 for certain advances made to him.  In July 2002, the amount owned by Mr. Siegel, plus accrued interest, was converted into a term promissory note. The term promissory note bore interest at a rate of 5% per annum and was payable in monthly installments of principal and interest through September 1, 2009.  The note was paid in full upon maturity.  At December 31, 2008 there was $21,117 outstanding thereunder.

During fiscal 2009, the Company paid to Howard Siegel compensation equal to $176,059, for his service as Senior Advisor under his then-effective employment agreement with the Company.  This compensation included $175,000 in salary and $1,059 in 401(k) contributions. The Company entered into an at-will employment agreement with Mr. Siegel, effective January 1, 2010, under which Mr. Siegel continues to serve as Senior Advisor.  Under this employment agreement, the Company has agreed to pay Mr. Siegel a salary of $125,000 per year. In addition, the Company has agreed to provide Mr. Siegel with the use of a suitable automobile leased by the Company, including any insurance costs, with all reasonable expenses of operation related to performance of his duties.  In addition, the Company has agreed to reimburse Mr. Siegel for the cost of his U.S. Medicare coverage.

Pursuant to an employment agreement dated November 1, 2006, the Company employed Joy Siegel as Vice President of Provider Relations for the period beginning as of November 1, 2006 and ending October 31, 2009.  Following expiration of her employment agreement, Ms. Siegel continues to serves in the same position.  Joy Siegel is the daughter of Howard M. Siegel, Chairman of the Board, a director, and Senior Advisor, and the sister of Frederic S. Siegel, Executive Vice President.  Under her employment agreement, Ms. Siegel earned a base salary of $103,500 from November 1, 2008 through October 31, 2009.  Ms. Siegel is currently earning a base salary of $110,000 from November 1, 2009 through October 31, 2010.  In addition, Ms. Siegel receives an automobile stipend of $700 per month.  Ms. Siegel is also eligible for a bonus, which is determined by the Board of Directors in its discretion.  Ms. Siegel’s employment agreement also provided for certain severance payments payable upon certain terminations, including termination in the event of a change in control, as defined in her employment agreement.

Review, Approval or Ratification of Transactions with Related Persons

The Compensation Committee has an established a procedure requiring the review and recommendation for approval to the Board of Directors any compensation-related transaction with a related person that would require disclosure under Item 404 of Regulation S-K.  The Audit Committee has an established procedure for requiring the review and recommendation for approval to the Board of Directors any noncompensation-related transaction with a related person that would require disclosure under Item 404 of Regulation S-K.  Related persons generally would include the Company’s directors and executive officers and their immediate family members and persons sharing their households. It would also include persons controlling more than 5% of the Company’s outstanding Common Stock and their immediate family members.

Director Independence

Each of the following directors of the Company is independent as defined in Rule 5605(a)(2) of the NASDAQ Rules:  Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff.  All of the members of the Board of Directors’ Audit Committee, Compensation Committee and Nominating Committee meet the applicable independence requirements.

Item 14. Principal Accounting Fees and Services

The firm of Margolin, Winer & Evens, LLP has served as the independent auditors of the Company since 1995. The Audit Committee of the Board of Directors has appointed Margolin, Winer & Evens, LLP to continue as the independent auditors of the Company for the fiscal year ending December 31, 2010.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008

Audit Fees (a)	$260,500	$248,000
Audit-Related Fees (b)	13,000	18,500
Tax Fees (c)	61,500	62,000
All Other Fees (d)	-	-

Total Fees	$353,000	$328,500

(a)	Audit fees include the audit of the Company’s annual consolidated financial statement and review of the quarterly consolidated financial statements.

(b)	Audit-related fees include services for employee benefit plan audits, and consultations concerning financial accounting and reporting.

(c)	Tax fees include services for the preparation of Company’s tax returns.

(d)	Other fees include fees incurred for an evaluation of the Company’s internal controls under Sarbanes Oxley Section 404.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a procedure under which all audit and non-audit services and the respective fees charged by Margolin, Winer & Evens LLP must be pre-approved by the Audit Committee, subject to certain permitted statutory de minimus exceptions.  In 2008 and 2009, the Audit Committee pre-approved all such services provided by and fees paid to Margolin, Winer & Evens LLP.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements
1. Financial Statements:

     Report of Independent Registered Accounting Firm

     Consolidated Balance Sheets

     Consolidated Statements of Income

     Consolidated Statements of Shareholders’ Equity

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

3(a)(ii)	Certificate of Amendment to the Company’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

3(b)	Amended and Restated By-Laws of Company, as further amended. (Incorporated by reference to Exhibit 3(b) of the Company’s Form 10-K for year ended December 31, 2007).

3(c)	Articles of Incorporation of Safe Com Inc. (Incorporated by reference to Exhibit 3(c) to the Company’s Form 10-KSB for the year ended December 31, 1999).

3(d)	Certificate of Incorporation of HCI Acquisition Corp. (Incorporated by reference to Exhibit 3(d) of the Company’s Form 10-KSB for the year ended December 31, 2000).

3(e)	Certificate of Incorporation of Live Message America Acquisition Corp. (Incorporated by reference to Exhibit 3(e) of the Company’s Form 10-KSB/A filed with the SEC on November 17, 2004)

3(f)	Certificate of Incorporation of North Shore Answering Service, Inc. (incorporated by reference to Exhibit 3(f) to the Company’s Form 10-KSB for the year ended December 31, 2005)

Exhibit No.	Identification of Exhibit
3(g)	Certificate of Incorporation of Answer Connecticut Acquisition, Corp. (incorporated by reference to Exhibit 3(g) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(h)	Certificate of Incorporation of MD OnCall Acquisition Corp. (incorporated by reference to Exhibit 3(h) to the Company’s Form 10-KSB for the year ended December 31, 2005)

3(i)	Certificate of Incorporation of American Mediconnect Acquisition Corp. (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-K for the year ended December 31, 2006)

4.1
Stock and Warrant Purchase Agreement, dated as of March 27, 2002, between the Company and certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

4.2	Form of Warrant to purchase shares of Common Stock, issued to certain investors. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on May 14, 2002).

10(a)(i)+	Employment Agreement dated November 11, 2005, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended September 30, 2005).

10(a)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 26, 2006).

10(a)(iii)+
Amendment to Employment Agreement, dated March 30, 2009, between the Company and Jack Rhian (Incorporated by reference to Exhibit 10(a)(iii) of the Company’s Form 10-K for the year ended December 31, 2009).

10(b)+
Employment Agreement dated December 13, 2006 between the Company and Howard M. Siegel.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2006).

10(b)(i)+*	Employment Agreement dated December 10, 2009, and effective as of January 1, 2010, between the Company and Howard M. Siegel.

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

Exhibit No.	Identification of Exhibit
10(c)(iii)+	Employment Agreement, dated as of December 28, 2006, between the Company and Frederic Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 30, 2007)

10(c)(iv)+	Stock Purchase Agreement, dated as of December 31, 2007, between the Company and Frederic Siegel. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2008)

10(c)(v)+
Amendment to Employment Agreement, dated as of March 30. 2009, between the Company and Frederic Siegel (Incorporated by reference to Exhibit 10(c)(v) of the Company’s Form 10-K for the year ended December 31, 2009).

10(d)(i)+	Employment Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 26, 2006).

10(d)(ii)+	Stock Purchase Agreement dated January 20, 2006, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 26, 2006).

10(d)(iii)+	Employment Agreement dated January 19, 2009, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2009).

10(d)(iv)+
Stock Purchase Agreement dated as of January 31, 2009, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10(d)(iv) of the Company’s Form 10-K for the year ended December 31, 2009).

10(e)+	Employment Agreement dated December 28, 2006 between the Company and Randi Baldwin. (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2006)

10(e)(i)+	Employment Agreement, dated as of July 1, 2009, between American Medical Alert Corp. and Randi Baldwin (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2009)

10(f)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(f)(ii)
Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(f)(iii)*	Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-KSB for the year ended December 31, 1997)

Exhibit No.	Identification of Exhibit
10(h)(i)	Lease for the premises located at 910 Church Street, Decatur, Georgia (Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-KSB for the year ended December 31, 1997).

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

10(m)(iii)	Lease for premises located at 36-36 33rd Street, Long Island City, NY, dated August 10, 2005, (Incorporated by reference to Exhibit 10.3 of the Company Form 10-QSB/A filed on November 18, 2005)

10(m)(iv)	Lease for premises located at 36-36 33rd Street, Long Island City, NY, dated October 25, 2005 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-QSB/A filed on November 18, 2005).

10(n)+	Amended 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(o)+	1997 Stock Option Plan (Incorporated by reference to Exhibit 10(q) to the Company’s Form 10-KSB for the year ended December 31, 1997).

10(p)+	2000 Stock Option Plan. (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed with the Commission and dated June 1, 2000).

Exhibit No.	Identification of Exhibit
10(q)(i)+	2005 Stock Incentive Plan (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, filed on June 30, 2005).

10(q)(ii)+	Text of Amendment to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4(iii) of the Company’s Form 8-K filed on January 26, 2006).

10(r)	Agreement between the Company and the City of New York, dated February 22, 2002. (Incorporated by reference to Exhibit 10(p)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(t)(i)
Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t) of the Company’s Form 10-KSB for the year ended December 31, 2002).

10(t)(ii)
Amendment to Credit Agreement dated March 28, 2005, between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2004).

10(t)(iii)	Amendment to Credit Agreement dated December 9, 2005, between the Company and the Bank of New York, (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 14, 2005).

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

10(t)(ix)	Amendment to Credit Agreement dated August 13, 2009, between the Company and JPMorgan Chase. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009).

Exhibit No.	Identification of Exhibit
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

10(x)(i)	Asset Purchase Agreement dated September 28, 2005, with WMR Associates, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 4, 2005).

10(x)(ii)	Asset Purchase Agreement dated December 9, 2005, with Answer Connecticut, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 14, 2005).

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

AMERICAN MEDICAL ALERT CORP.

Dated: March 31, 2010	By:	/s/ Jack Rhian
Jack Rhian
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board	March 31, 2010
Howard M. Siegel	and Director

/s/ Jack Rhian	Chief Executive Officer	March 31, 2010
Jack Rhian	and President

/s/ Ronald Levin	Director	March 31, 2010
Ronald Levin

/s/John S.T. Gallagher	Director	March 31, 2010
John S.T. Gallagher

/s/ Frederic S. Siegel	Executive Vice President	March 31, 2010
Frederic S. Siegel	and Director

/s/ Yacov Shamash	Director	March 31, 2010
Dr. Yacov Shamash

/s/ Gregory Fortunoff	Director	March 31, 2010
Gregory Fortunoff

/s/ Richard Rallo	Chief Financial Officer	March 31, 2010
Richard Rallo

AMERICAN MEDICAL ALERT CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2009, 2008 and 2007

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2 and F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-26

Schedule II – Valuation and Qualifying Accounts	F-26

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  We have also audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Margolin, Winer & Evens LLP
Garden City, New York
March 31, 2010

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008

ASSETS

Current Assets:
Cash	$5,498,448	$2,473,733
Accounts receivable (net of allowance for doubtful accounts of
$582,500 in 2009 and $646,000 in 2008)	6,277,247	6,001,952
Note receivable	-	21,117
Inventory	1,105,727	547,596
Prepaid income taxes	134,081	215,427
Prepaid expenses and other current assets	345,465	436,554
Deferred income taxes	419,000	358,000

Total Current Assets	13,779,968	10,054,379

Fixed Assets - at cost:
Medical devices	18,212,584	18,983,438
Monitoring equipment	3,632,680	3,649,051
Furniture and equipment	3,289,035	3,038,740
Leasehold improvements	1,457,931	1,433,601
Automobiles	279,784	281,841
	26,872,014	27,386,671
Less accumulated depreciation and amortization	18,115,187	17,216,764

	8,756,827	10,169,907

Other Assets:
Intangible assets (net of accumulated amortization of
$6,080,825 and $5,386,262 in 2009 and 2008)	2,026,011	3,085,931
Goodwill (net of accumulated amortization of $58,868)	10,255,983	9,996,152
Other assets	1,009,835	1,059,895

	13,291,829	14,141,978

Total Assets	$35,828,624	$34,366,264

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,301,667	$1,754,949
Accounts payable	621,235	749,335
Accounts payable - acquisitions	35,048	20,390
Accrued expenses	1,698,320	1,348,823
Dividends payable	950,364	-
Deferred revenue	227,004	294,882

Total Current Liabilities	4,833,638	4,168,379

Deferred Income Tax Liability	1,235,000	1,208,000
Long-Term Debt, Net of Current Portion	1,195,000	2,815,000
Customer Deposits	126,449	106,196
Accrued Rental Obligation	522,154	507,512
Other Liabilities	-	10,000

Total Liabilities	7,912,241	8,815,087

Commitments and Contingencies	-	-

Shareholders’ Equity:
Preferred stock, $.01 par value -
Authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value -
Authorized, 20,000,000 shares
Issued 9,568,087 shares in 2009 and 9,493,402 shares in 2008	95,681	94,934
Additional paid-in capital	16,296,615	15,871,305
Retained earnings	11,660,664	9,721,515
	28,052,960	25,687,754

Less treasury stock, at cost (48,573 shares in 2009 and 2008)	(136,577)	(136,577)

Total Shareholders’ Equity	27,916,383	25,551,177

Total Liabilities and Shareholders’ Equity	$35,828,624	$34,366,264

 The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2009	2008	2007

Revenue:
Services	$38,523,756	$37,317,274	$35,054,093
Product sales	933,180	1,269,546	591,172

	39,456,936	38,586,820	35,645,265

Costs and Expenses (Income):
Costs related to services	18,034,661	18,102,883	17,285,906
Cost of products sold	436,529	553,593	316,057
Selling, general and administrative expenses	16,364,032	16,652,255	15,992,153
Interest expense	76,181	279,451	481,166
Loss on abandonment	-	886,504	-
Other income, net of expense	(268,980)	(334,467)	(1,090,249)

	34,642,423	36,140,219	32,985,033

Income Before Provision for
Income Taxes	4,814,513	2,446,601	2,660,232

Provision for Income Taxes	1,925,000	1,007,000	1,146,000

Net Income	$2,889,513	$1,439,601	$1,514,232

Basic Earnings Per Share	$.30	$.15	$.16

Diluted Earnings Per Share	$.30	$.15	$.16

Cash Dividends Declared Per Share	$.10	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL

Balance - January 1, 2007	9,230,086	$92,302	$14,591,238	$6,767,682	$(106,032)	$21,345,190

Issuance of Common Stock - Employees	36,584	365	247,888	-	-	248,253

Issuance of Common Stock - Directors	16,471	165	130,770	-	-	130,935

Issuance of Stock Options	-	-	5,000	-	-	5,000

Exercise of Stock Options	80,489	805	335,504	-	-	336,309

Exercise of Warrants	22,250	222	84,327	-	-	84,549

Income Tax Benefit of Stock Options Exercised	-	-	26,500	-	-	26,500

Purchase of Treasury Stock (cost of 2,888 shares)	-	-	-	-	(20,303)	(20,303)

Net Income for the Year Ended December 31, 2007	-	-	-	1,514,232	-	1,514,232

Balance - December 31, 2007	9,385,880	93,859	15,421,227	8,281,914	(126,335)	23,670,665

Issuance of Common Stock - Employees	18,833	188	124,087	-	-	124,275

Issuance of Common Stock - Directors	26,827	268	144,321	-	-	144,589

Issuance of Stock Options	-	-	56,250	-	-	56,250

Exercise of Stock Options	61,862	619	125,420	-	-	126,039

Purchase of Treasury Stock (cost of 1,775 shares)	-	-	-	-	(10,242)	(10,242)

Net Income for the Year Ended December 31, 2008	-	-	-	1,439,601	-	1,439,601

Balance - December 31, 2008	9,493,402	94,934	15,871,305	9,721,515	(136,577)	25,551,177

Issuance of Common Stock - Employees	49,500	495	263,986	-	-	264,481

Issuance of Common Stock - Directors	25,185	252	145,074	-	-	145,326

Issuance of Stock Options	-	-	6,250	-	-	6,250

Issuance of Warrants	-	-	10,000	-	-	10,000

Dividends Declared ($0.10 per share)	-	-	-	(950,364)	-	(950,364)

Net Income for the Year Ended December 31, 2009	-	-	-	2,889,513	-	2,889,513

Balance - December 31, 2009	9,568,087	$95,681	$16,296,615	$11,660,664	$(136,577)	$27,916,383

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$2,889,513	$1,439,601	$1,514,232
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(34,000)	178,000	(81,000)
Provision for doubtful receivables	202,766	241,096	185,954
Issuance of warrants	10,000	-	-
Stock compensation charge	416,057	325,113	384,187
Depreciation and amortization	4,103,100	4,376,317	4,302,118
Loss on disposal of fixed assets	3,243	-	-
Loss on abandonment	-	886,504	-
Settlement Agreement	-	-	(425,000)
Accrued rental obligation	14,642	60,790	65,466
Income tax benefit from stock options exercised	-	-	26,500
Decrease (increase) in:
Accounts receivable	(478,061)	(587,761)	(920,290)
Inventory	(558,131)	5,140	(238,885)
Prepaid income taxes	81,346	93,833	125,371
Prepaid expenses and other current assets	91,089	603,681	161,087
Increase (decrease) in:
Accounts payable	(128,100)	(966,845)	911,177
Accrued expenses	390,139	(176,463)	22,395
Deferred revenue	(67,878)	20,781	169,586

Net Cash Provided by Operating Activities	6,935,725	6,499,787	6,202,898

Cash Flows from Investing Activities:
Repayments of note receivable	21,117	26,954	25,642
Purchases - other	(15,099)	(83,731)	(321,593)
Expenditures for fixed assets	(1,417,046)	(2,544,146)	(4,543,084)
Proceeds from sales of fixed assets	11,800	-	-
(Increase) decrease in other assets	(43,899)	(14,060)	97,346
Deposits on equipment and software	(141,359)	(541,703)	-
Payment for account acquisitions and licensing agreement	(8,068)	-	(35,000)

Net Cash Used in Investing Activities	(1,592,554)	(3,156,686)	(4,776,689)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	100,000	550,000
Repayment of long-term debt	(2,073,282)	(1,638,786)	(1,645,660)
Principal payments under capital lease obligations	-	(74,440)	(39,183)
Payment of accounts payable – acquisitions	(245,174)	(283,464)	(636,645)
Purchase of Treasury Stock	-	(10,242)	(20,303)

Exercise of stock options and warrants	-	126,039	420,859

Net Cash Used in Financing Activities	(2,318,456)	(1,780,893)	(1,370,932)

Net Increase in Cash	3,024,715	1,562,208	55,277

Cash - beginning of year	2,473,733	911,525	856,248

Cash - end of year	$5,498,448	$2,473,733	$911,525

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$76,903	$277,651	$519,426
Income taxes	1,833,751	863,622	950,095

Supplemental Schedule of Noncash Investing and Financing Activities:

Accounts payable – acquisitions /additional goodwill – American Mediconnect Inc.	$259,831	$229,958	$233,233
Adjustment to purchase of other – customer list	(30,389)	-	-
Other assets, deposits on equipment transferred to fixed assets	225,211	-	-
Dividends declared	(950,364)	-	-

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”), which encompasses Personal Emergency Response Systems (“PERS”), telehealth systems and pharmacy security monitoring systems (Safe Com), and Telephony Based Communication Services (“TBCS”). The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center.  The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. Safe Com provides personal safety and asset monitoring to retail pharmacy establishments. TBCS provides after-hours telephone answering services as well as “Daytime Service” applications to the healthcare community and clinical trial recruitment call center services to pharmaceutical companies and clinical resource organizations.  The Company markets its products primarily to institutional customers, including long-term care providers, retirement communities, hospitals, government agencies, physicians and group practices as well as individual consumers across the United States.

Consolidation policy - The accompanying consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.” All material inter-company balances and transactions have been eliminated.

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts. Sales terms usually provide for payment within 30 to 60 days of billing. An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions. During the years ended December 2009, 2008 and 2007, provisions for doubtful accounts of approximately $203,000, $241,000 and $186,000, respectively, were charged to income and included in general and administrative expenses. Accounts receivable are charged against the allowance when substantially all collection efforts cease. Recoveries of accounts receivable previously charged off are recorded when received.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market. Finished goods were valued at approximately $441,000 and $119,000 at December 31, 2009 and 2008, respectively.  Component parts were valued at approximately $689,000 and $456,000 at December 31, 2009 and 2008, respectively.  The Company had reserves on certain component parts inventory aggregating approximately $24,000 and $27,000 at December 31, 2009 and 2008, respectively.

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

In accordance with Accounting Standard Codification (“ASC”) Topic 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable.  No write-down on fixed assets was recorded in 2009.  In 2008, the Company wrote-off fixed assets of approximately $37,000 relating to loss on abandonment as described in Note 8.  In 2007, the Company recorded a write-down on certain fixed assets of approximately $111,000.

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired.  Goodwill and indefinite life intangible assets are not amortized, but are subject to annual impairment tests.  The Company completed the annual impairment test during the fourth quarter.   As of December 31, 2009 and 2008, no evidence of impairment existed.

Other intangible assets with finite lives are amortized on a straight-line basis over the periods of expected benefit.  The Company's other intangible assets include: (a) trade accounts and trade name (collectively, “account acquisitions”) which are amortized over their estimated lives of three to ten years; (b) noncompete agreements which are being amortized over their contractual lives of five years; (c) customer lists which are being amortized over five to seven years and (d) licensing agreement which is being amortized over the term of the related agreement.

Income taxes - The Company accounts for income taxes in accordance with ASC Topic 740 (formerly SFAS No. 109, Accounting for Income Taxes), pursuant to which deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remainder of revenue is derived from product sales and the installation of PERS equipment. The Company recognizes revenue from product sales at the time of delivery. Installation service revenue is recognized when the service is provided. Expenses incurred in connection with installation services are also recognized at this time. Installation services include the actual installation of the monitoring equipment, the testing of the units and instructing the customer how to operate and use the equipment. Installation services represented approximately 1% of total revenues for 2009, 2008 and 2007, respectively.

In the TBCS segment, revenue is primarily derived from monthly services pursuant to contracts. Certain charges and fees are billed on a monthly basis in advance. Certain TBCS customers are billed in advance on a semi-annual and annual basis. Unearned revenue is deferred and recognized as services are rendered. In addition, certain charges and fees are billed on a monthly basis in arrears. Total unbilled accounts receivable for TBCS of approximately $889,000 and $930,000 were included in accounts receivable at December 31, 2009 and 2008, respectively.

None of the Company’s billings are based on estimates.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenues in the consolidated statements of income.

Advertising - The Company expenses advertising costs as incurred. Advertising costs, which are included in selling, general and administrative expenses, for the years ended December 31, 2009, 2008 and 2007 were approximately $569,000, $1,134,000 and $408,000, respectively.

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were approximately $308,000, $330,000 and $304,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income per share - Earnings per share data for the years ended December 2009, 2008 and 2007 are presented in conformity with ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share).

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts

2009

Basic EPS -
Income available to common shareholders	$2,889,513	9,482,351	$.30

Effect of dilutive securities -
Options and warrants	-	227,720

Diluted EPS -
Income available to common shareholders and assumed conversions	$2,889,513	9,710,071	$.30

2008

Basic EPS -
Income available to common shareholders	$1,439,601	9,426,912	$.15

Effect of dilutive securities -
Options	-	243,651

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,439,601	9,670,563	$.15

2007

Basic EPS -
Income available to common shareholders	$1,514,232	9,276,712	$.16

Effect of dilutive securities -
Options and warrants	-	455,674

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,514,232	9,732,386	$.16

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies, hospitals and homecare organizations.  The Company derives approximately 11%, 11% and 12% of its revenues from various medicaid programs for the year of 2009, 2008 and 2007, respectively.  The risk is mitigated by the Company’s procedures for extending credit, follow-up of disputes and receivable collection procedures.  The Company maintains cash balances with financial institution in amounts that, at times, exceed the federal government’s deposit insurance.

Reclassifications - Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

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

Fair value of financial instruments – ASC Topic 825 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments) requires all entities to disclose the fair value of certain financial instruments in their financial statements.  The Company estimates that the fair value of its cash, accounts and notes receivable, accounts payable, accrued expenses and dividends payable approximates their carrying amounts due to the short maturity of these instruments.  Substantially all long-term debt bears interest at variable rates currently available to the Company; accordingly, their carrying amounts approximate their fair value.

Accounting for stock-based compensation - Stock based compensation is recorded in accordance with ASC Topic 718 (formerly SFAS No. 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the consolidated statements of income.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008	2007
Stock options	$6,250	$56,250	$5,000

Stock grants – other	145,326	144,589	173,714
Service based awards	132,481	124,275	124,275
Performance based awards	132,000	-	81,198
Tax benefits	(166,353)	(133,291)	(161,400)
Stock-based compensation expense, net of tax	$249,704	$191,823	$222,787

Effect on basic and diluted earnings per share	$0.03	$0.02	$0.02

Recent accounting pronouncements – During the third quarter of 2009, the Company adopted ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification did not change GAAP but reorganizes the literature. References for FASB guidance throughout this document have been updated for the codification.

The Company adopted ASC Topic 855 (formerly SFAS No. 165, Subsequent Events) during the second quarter of 2009 which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was amended by Accounting Standards Update ("ASU") 2010-9 in February 2010. The adoption of ASC Topic 855 (including the updated guidance) did not have a material impact on the results of operations and financial condition of the Company.

2.	Intangible Assets and Goodwill	Intangible assets consist of the following:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Account acquisitions	$1,243,457	$759,598	$1,593,525	$1,026,472
Noncompete agreements	330,000	271,229	330,000	218,228
Customer lists	5,418,379	3,934,998	5,433,668	3,112,331
Licensing agreement	1,115,000	1,115,000	1,115,000	1,029,231

Total	$8,106,836	$6,080,825	$8,472,193	$5,386,262

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of these intangible assets for the years ended December 2009, 2008 and 2007 was approximately $1,053,000, $1,230,000 and $1,246,000, respectively, and annual estimated amortization, based on the current amount of intangible assets, is approximately as follows:

Years Ending December 31,

2010	$861,000
2011	452,000
2012	347,000
2013	169,000
2014	68,000
Thereafter	129,000

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the years ended December 31, 2009 and 2008 are as follows:

Balance as of January 1, 2008	$9,766,194
Additional Goodwill	229,958

Balance as of December 31, 2008	9,996,152

Additional Goodwill	259,831

Balance as of December 31, 2009	$10,255,983

The additions to goodwill during 2009 and 2008 relate to additional purchase price of American Mediconnect, Inc. based primarily on the cash receipts from the clinical trials portion of the business.

In connection with the acquisition of American Mediconnect, Inc. and PhoneScreen, Inc., MD OnCall and Capitol Medical Bureau, and Answer Connecticut, Inc., a potential exists for the payment of additional purchase price consideration if certain thresholds concerning revenue and earnings of the acquired business are met.  The thresholds were not met for the fiscal years of 2009, 2008 and 2007.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Long-Term Debt	Long-term debt consists of the following:

	December 31,
	2009	2008

Term loans - bank	$1,746,667	$3,166,667
Revolving credit line - bank	750,000	1,400,000
Auto loans	-	3,282

	2,496,667	4,569,949
Less current portion of long-term debt	1,301,667	1,754,949

	$1,195,000	$2,815,000

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

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.  In 2009, the term of the revolving credit line was extended through June 2011.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,
2010	$1,301,667
2011	1,195,000

$2,496,667

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.  In regards to the dividend declared in December 2009 (see Note 11), the Company received, as required, a waiver from the bank authorizing such dividend.  As of December 31, 2009 and 2008, the Company was in compliance with the financial covenants in its loan agreement.

4.	Related Party Transactions
Note receivable represents amount due from the Chairman and principal shareholder of the Company.  As of December 31, 2009, the note was fully satisfied and no further balance was due.  At December 31, 2008, $21,117 was outstanding.

See Note 6 for other related party transactions.

5.	Income Taxes	The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$1,536,000	$601,000	$915,000
State and local	423,000	228,000	312,000

	1,959,000	829,000	1,227,000
Deferred:
Federal	(1,000)	185,000	(115,000)
State and local	(33,000)	(7,000)	34,000

	(34,000)	178,000	(81,000)

Total	$1,925,000	$1,007,000	$1,146,000

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2009	2008	2007

Statutory federal income tax rate	34%	34%	34%
State and local taxes	5	6	8
Permanent differences	1	2	1
Other	-	(1)	-

Effective income tax rate	40%	41%	43%

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Deferred tax liabilities:
Difference between book and tax bases of property	$(1,500,000)	$(1,459,000)
Deferred tax assets:
Reserves and accrued expenses not currently deductible	684,000	609,000

Net deferred tax liabilities	$(816,000)	$(850,000)

The uncertain tax position provisions of ASC Topic 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The uncertain tax position provisions of ASC Topic 740 were effective for fiscal years beginning after December 15, 2006. The impact, if any, of adopting the uncertain tax position provisions of ASC Topic 740 were required to be recorded as an adjustment to the January 1, 2007 beginning balance of the Company's retained earnings rather than in the Company's consolidated statement of income. The adoption of the uncertain tax position provisions of ASC Topic 740 had no effect on the Company's retained earnings. The Company recognizes interest and penalties related to uncertain tax positions, if any, in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company has not recorded any accrued liability of interest or penalty payments related to uncertain tax positions.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2009:

Jurisdiction	Open Tax Years
Federal	2006 - 2009
States and Local	2005 – 2009

6.	Commitments
Operating leases - The Company rents an office facility from its Chairman and principal shareholder pursuant to a lease, which expires in September 2012.  The lease calls for minimum annual rentals, of $133,963 plus reimbursement for real estate taxes.  The Company also currently leases office space from two telephone answering service managers pursuant to leases.  One of the leases is currently month-to-month and the Company is in the process of executing a long-term lease, while the other is due to expire in December 2012.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 14, 2002, the Company entered into a lease agreement for space in Long Island City, New York in order to consolidate its New York City based telephone answering service facility and Oceanside, New York Emergency Response Center and Customer Service facilities. The fifteen (15) year lease term commenced in April 2003. The lease calls for minimum annual rentals of $269,500, subject to a 3% annual increase, plus reimbursement for real estate taxes.

During 2005, the Company entered into two lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location as well as provide additional space for its ERC and Customer Service personnel.  The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the terms of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

The Company has also entered into various other leases for warehouse and office space in Medford, New Jersey,  Decatur, Georgia, Countryside, Illinois, Parker, Colorado and Redondo Beach, California.  Additionally, the Company has entered into operating leases for its TBCS call center operations in Audubon, New Jersey, Port Jefferson, New York, Newington, Connecticut, Springfield, Massachusetts, Cranston, Rhode Island, Chicago, Illinois and Clovis, New Mexico.

In September 2009, the Company sublet a portion of its space under its operating lease which was entered into in 2005.  The space is being sublet to an independent third party and calls for minimum annual rentals of $125,000 and is subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

Rent expense was approximately $1,387,000 in 2009, $1,427,000 in 2008 and $1,341,000 in 2007 which includes approximately $134,000, $134,000 and $139,000, respectively, in connection with the above noted leases with the principal shareholder.  Rent expense also includes rent incurred from leases with certain telephone answering service managers, in the amount of approximately $122,000, $118,000 and $48,000 for 2009, 2008 and 2007, respectively.  In addition, rent expense includes real estate taxes of approximately $56,000 in 2009, $43,000 in 2008 and $35,000 in 2007. In 2009, rent expense was net of sublease rental income of approximately $46,000 and there was no such income included in the rent expense of 2008 and 2007.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate minimum annual rental commitments under non-cancelable operating leases are approximately as follows:

Years ending December 31,
2010	$1,078,000
2011	1,014,000
2012	1,017,000
2013	833,000
2014	858,000
Thereafter	2,923,000

$7,723,000

Approximately 5% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.  In addition, approximately 3% of minimum annual rental commitments relate to leases with certain telephone answering service managers.

Minimum payments have not been reduced by minimum sublease rental income of approximately $1,183,000 due in the future under non-cancelable sublease.

Employment agreements - On November 11, 2005, the Company entered into a five-year employment agreement (which became effective January 1, 2006) with the Company’s President and now Chief Executive Officer.  During the term of the agreement, the base salary will range from $240,000 to $300,000.  In addition, the agreement provides for an annual stock grant and includes incentive compensation, in the form of stock, based on the Company meeting certain operating criteria. (See Note 7)

The Company has also entered into other employment agreements with certain officers and other employees in the ordinary course of business.  The aggregate annual base salaries under these agreements are as follows:

Years ending December 31,
2010	$1,898,000
2011	1,142,000
2012	489,000
2013	54,000

$3,583,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, certain of these officers and employees are entitled to receive additional cash and stock compensation if certain performance criteria are met.  During 2009, two officers earned approximately $246,000 in cash and stock compensation.  During 2008, one officer earned approximately $31,000 in cash compensation.  During 2007, two officers earned approximately $87,000 in cash and stock compensation.

Purchase commitments - In the normal course of business the Company issues purchase orders, primarily for the purchase of its traditional PERS systems and its MedSmart medication and management systems.  At December 31, 2009 and 2008, the Company had commitments to third party vendors in the amount of approximately $848,000 and $1,030,000, respectively.

7.	Common Stock and Options
Stock options - The Company has one stock option plan, the 2000 Stock Option Plan (“2000 Plan”).  The Company’s 1997 Stock Option Plan (“1997 Plan”) expired in 2007.  Additionally, the Company has a stock incentive plan, the 2005 Stock Incentive Plan (“2005 Plan”).

Under the 1997 Plan, a maximum of 750,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options.  The last options granted under this Plan were issued in 2005 and expire in 2015.  All options under this Plan were granted at exercise prices equal to the fair value of the Company’s common shares at the date of grant.

Under the 2000 Plan, a maximum of 1,250,000 shares underlying stock options may be granted.  Options granted under this Plan may either be Incentive Stock Options (“ISOs”) or Nonqualified Stock Options.  No grants may be made pursuant to the 2000 plan after March 2010 and all grants under this Plan will expire in March 2020.

Under the 2005 Plan, a maximum of 750,000 shares of the Company's Common Stock may be granted to employees (including officers and directors who are employees) and non-employee directors of the Company.  No grants may be made pursuant to the 2005 Plan after June 2015 and all grants under this Plan will expire in June 2020.  The Plan provides for the grant of (i) incentive stock options ("ISOs"), (ii) nonqualified stock options, (iii) stock awards, and (iv) stock appreciation rights (“SARS”).

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to options outstanding under plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value

Balance - December 31, 2006	1,052,818	$4.02	5.12	$2,805,698
Granted during 2007	5,000	7.13
Forfeitures/expiration during 2007	(55,056)	4.33
Exercised during 2007	(80,489)	4.18
Balance - December 31, 2007	922,273	$4.01	4.13	$2,785,633
Granted during 2008	35,000	6.51
Forfeitures/expiration during 2008	(18,176)	3.81
Exercised during 2008	(61,862)	2.04
Balance - December 31, 2008	877,235	$4.25	3.45	$883,349
Granted during 2009	36,700	5.81
Forfeitures/expiration during 2009	(19,150)	5.49
Exercised during 2009	-	-
Balance - December 31, 2009	894,785	$4.29	2.52	$2,110,862

At December 31, 2009, 2008 and 2007, 862,085, 877,235 and 922,273 options were exercisable, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $292,182 and $307,465, respectively.  There were no options exercised in 2009.  There were 32,700 nonvested stock options outstanding at December 31, 2009.  There were no nonvested stock options outstanding as of December 31, 2008 and 2007.

The following table summarizes information about the stock options outstanding at December 31, 2009:

Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$1.98 - $2.97	243,855	2.87	$2.52	243,855	$2.52
$2.97 - $4.46	329,430	2.99	3.82	329,430	3.82
$4.46 - $6.68	271,500	1.75	5.96	238,800	5.98
$6.68 - $10.02	50,000	1.99	6.98	50,000	6.98

	894,785	2.52	$4.29	862,085	$4.23

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, 72,445 and 281,552 shares of common stock are available for future grants under the 2000 and 2005 Plans, respectively.

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

Service Based Awards

In January 2006, May 2007 and January 2009, the Company granted 50,000, 22,000 and 12,000 (net of 9,500 shares as discussed below) restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 2 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant.  The aggregate grant date fair value of restricted stock grants was $547,660.  As of December 31, 2009 and 2008, the Company had $136,615 and $208,550, respectively, of total unrecognized compensation costs related to unvested restricted stock expected to be recognized over a period of one year.

On November 13, 2009 one of the executives waived 9,500 shares of common stock granted in January 2009 that had not yet been vested.  This executive was inadvertently issued shares in excess of those that could be allocated to this executive under the 2005 Stock Plan. Simultaneously, this executive was granted, as approved by the Board of Directors, stock options to purchase 21,700 shares of common stock from the Company’s 2000 Plan at the fair value of the common stock on the date of grant, which was deemed to be comparable in value, with a similar vesting schedule, to the 9,500 shares of common stock previously granted.

A summary of the status of the Company’s nonvested service shares is as follows:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	47,500	$6.00
Granted during 2007	22,000	8.05
Vested during 2007	(19,000)	6.59
Forfeited during 2007	-	-
Nonvested at January 1, 2008	50,500	6.67
Granted during 2008	-	-
Vested during 2008	(19,500)	6.58
Forfeited during 2008	-	-
Nonvested at December 31, 2008	31,000	6.73
Granted during 2009, net	12,000	5.88
Vested during 2009	(22,000)	6.48
Forfeited during 2009	-	-
Nonvested at December 31, 2009	21,000	$6.51

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of December 31, 2009, 2008 and 2007, there was $200,575, $400,790 and $601,135, respectively, of total unrecognized compensation costs related to unvested share awards; that cost is expected to be recognized over a period of one year.

A summary of the status of the Company’s nonvested performance shares is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	90,000	$6.00
Granted during 2007	46,000	8.05
Vested during 2007	(18,000)	6.00
Forfeited during 2007	(6,000)	6.00
Nonvested at December 31, 2007	112,000	6.84
Granted during 2008	-	-
Vested during 2008	(11,750)	6.91
Forfeited during 2008	(11,750)	7.09
Nonvested at December 31, 2008	88,500	6.79
Granted during 2009	-	-
Vested during 2009	-	-
Forfeited during 2009	(29,500)	7.03
Nonvested at December 31, 2009	59,000	$6.67

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of options granted in 2009, 2008 and 2007 was $60,571, $56,250 and $5,000, respectively.

The fair value of options at date of grant was estimated by Chartered Capital Advisers, Inc. using the Black-Scholes model with the following weighted average assumptions:

	2009	2008	2007

Expected life (years)	3	3.33	2
Risk free interest rate	1.47%	2.42%	3.24%
Expected volatility	39.23%	37.62%	33.11%
Expected dividend yield		-	-

8. Loss on Abandonment
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

9. Other Income and Expense
Other income and expense for the year ended December 31, 2009 and 2008 include a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $88,000 and $298,000, respectively, as a result of the Company opening a network operating call center in New Mexico and hiring employees to serve as operators for the telephone answering service.  The incentives in 2008 were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City.

Other income for the year ended December 2007 includes Relocation and Employment Assistance Program (“REAP”) credit in the approximate amount of $530,000. In connection with the relocation of certain operations to Long Island City, New York, the Company became eligible for the REAP credit which is based upon the number of employees relocated to this designated REAP area.  The REAP is in effect for a twelve year period; during the first five year period, ending on December 31, 2007, the Company was refunded the full amount of the eligible credit and, commencing 2008, the benefit is available only as a credit against New York City income taxes and reduces the tax provision.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, other income for 2007 includes $425,000 from a settlement agreement whereby a third party has agreed to reimburse the Company a net amount of $425,000 for matters related to certain product and warranty disputes. This reimbursement was associated with costs that have primarily been incurred in previous years relating to engineering, payroll and related costs and depreciation pertaining to the affected assets. As of December 31, 2009, the Company has received this reimbursement in full. During the third quarter in 2007, the Company has recorded a write-down on the assets affected of approximately $111,000 which is reflected in the Cost of Services.

10.	Employee Savings Plan
The Company sponsors 401(k) savings plans that are available to all eligible employees. Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service. The Company may make matching and/or profit sharing contributions to the plan at its discretion. The Company contributed $60,562, $60,160 and $58,308 for the years ended December 31, 2009, 2008 and 2007, respectively.

11.	Dividends
On December 16, 2009 the Company declared a dividend in the amount of $0.10 per share, or $950,364, which was accrued as of December 31, 2009. The dividend was available to the holders of record as of December 28, 2009. The dividend was paid on January 15, 2010.

12.	Segment Reporting	The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2009, 2008 and 2007:

		2009

	HSMS	TBCS	Consolidated

Revenue	$20,581,554	$18,875,382	$39,456,936
Interest expense	20,059	56,122	76,181
Depreciation and amortization	2,600,070	1,503,030	4,103,100
Income tax expense	1,285,901	639,099	1,925,000
Net income	1,908,319	981,194	2,889,513
Total assets	15,774,374	20,054,250	35,828,624
Additions to fixed assets	990,268	426,778	1,417,046
Additions to goodwill and intangible assets	8,068	244,541	252,609

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		2008

	HSMS	TBCS	Consolidated

Revenue	$19,598,947	$18,987,873	$38,586,820
Interest expense	70,452	208,999	279,451
Depreciation and amortization	2,749,828	1,626,489	4,376,317
Income tax expense	455,632	551,368	1,007,000
Net income	718,492	721,109	1,439,601
Total assets	10,951,398	23,414,866	34,366,264
Additions to fixed assets	1,591,601	952,545	2,544,146
Additions to goodwill and intangible assets	-	313,689	313,689

		2007

	HSMS	TBCS	Consolidated

Revenue	$17,353,241	$18,292,024	$35,645,265
Interest expense	94,851	386,315	481,166
Depreciation and amortization	2,788,298	1,513,820	4,302,118
Income tax expense	763,149	382,851	1,146,000
Net income	906,835	607,397	1,514,232
Total assets	16,447,638	18,505,583	34,953,221
Additions to fixed assets	4,237,782	305,302	4,543,084
Additions to goodwill and intangible assets	35,000	554,826	589,826

The accounting polices of the operating segments are the same as those described in the summary of significant accounting policies.

13.	Contingencies
The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business.  At December 31, 2009 and 2008, no liability has been recorded in the accompanying financial statements as the conditions for an accrual have not been met. The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims.  In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

14.	Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenue	$9,912,227	$9,502,312	$10,121,804	$9,920,593
Gross Profit	$5,275,259	$4,954,773	$5,451,259	$5,304,455
Net Income	$773,250	$608,385	$744,145	$763,733
Basic EPS	$0.08	$0.06	$0.08	$0.08
Diluted EPS	$0.08	$0.06	$0.08	$0.08

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008(*)

Revenue	$9,635,745	$9,539,321	$9,671,087	$9,740,667
Gross Profit	$4,903,790	$4,948,312	$5,117,865	$4,960,377
Net Income	$452,357	$458,026	$461,534	$67,684
Basic EPS	$0.05	$0.05	$0.05	$0.01
Diluted EPS	$0.05	$0.05	$0.05	$0.01
* - The 4th quarter results include a one-time write-off in the amount of approximately $887,000 (See Note 8)

Schedule II
Valuation and Qualifying Accounts

	Column B	Column C - Additions		Column D	Column E
	Balance at	Charge to	Charged to		Balance
	Beginning	Costs and	Other		at end of
	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2007
Allowance for doubtful accounts	$547,323	185,954	-	(179,277)	$554,000

Allowance for inventory obsolescence	23,033	30,294	-	-	53,327

Year Ended December 31, 2008
Allowance for doubtful accounts	554,000	241,096	-	(149,096)	646,000

Allowance for inventory obsolescence	53,327	-	-	(26,374)	26,953

Year Ended December 31, 2009
Allowance for doubtful accounts	646,000	202,766	-	(266,266)	582,500

Allowance for inventory obsolescence	26,953	-	-	(3,396)	23,557