Form 10-Q
period 2010-03-31
AMERICAN MEDICAL ALERT CORP
filed 2010-05-17
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,558,045 shares of $.01 par value common stock as of May 14, 2010.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

i

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2010 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 31, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 17, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,712,796	$5,498,448
Accounts receivable (net of allowance for doubtful accounts of $611,000 and $582,500)	6,052,020	6,277,247
Inventory, including finished goods of $571,235 and $441,114	1,238,021	1,105,727
Prepaid income taxes	150,625	134,081
Prepaid expenses and other current assets	341,818	345,465
Deferred income taxes	361,000	419,000

Total Current Assets	14,856,280	13,779,968

FIXED ASSETS
(Net of accumulated depreciation and amortization)	8,270,384	8,756,827

OTHER ASSETS
Intangible assets (net of accumulated amortization of $6,308,564 and $6,080,825)	1,798,272	2,026,011
Goodwill (net of accumulated amortization of $58,868)	10,294,281	10,255,983
Other assets	1,025,401	1,009,835
	13,117,954	13,291,829
TOTAL ASSETS	$36,244,618	$35,828,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,151,665	$1,301,667
Accounts payable	626,401	621,235
Accounts payable – acquisitions	73,346	35,048
Accrued expenses	2,400,705	1,698,320
Dividends payable	-	950,364
Deferred revenue	269,053	227,004
Total Current Liabilities	4,521,170	4,833,638

DEFERRED INCOME TAX LIABILITY	1,177,000	1,235,000
LONG-TERM DEBT, Net of Current Portion	990,002	1,195,000
CUSTOMER DEPOSITS	120,477	126,449
ACCRUED RENTAL OBLIGATION	552,008	522,154
TOTAL LIABILITIES	7,360,657	7,912,241

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,580,543 shares in 2010 and 9,568,087 shares in 2009	95,805	95,681
Additional paid-in capital	16,376,697	16,296,615
Retained earnings	12,548,036	11,660,664
	29,020,538	28,052,960
Less treasury stock, at cost (48,573 shares in 2010 and 2009)	(136,577)	(136,577)
Total Shareholders’ Equity	28,883,961	27,916,383
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,244,618	$35,828,624

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Services	$9,708,731	$9,658,506
Product sales	202,516	271,583
	9,911,247	9,930,089
Costs and Expenses (Income):
Costs related to services	4,430,955	4,515,966
Costs of products sold	92,484	121,002
Selling, general and administrative expenses	3,907,833	4,052,447
Interest expense	12,431	23,682
Other income	(29,828)	(94,258)

Income before Provision for Income Taxes	1,497,372	1,311,250

Provision for Income Taxes	610,000	538,000

NET INCOME	$887,372	$773,250

Net income per share:
Basic	$.09	$.08
Diluted	$.09	$.08

Weighted average number of common shares outstanding
Basic	9,526,434	9,453,868
Diluted	9,841,887	9,581,219

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:

Net income	$887,372	$773,250

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	919,611	1,050,972
Stock compensation charge	80,206	86,132
Decrease (increase) in:
Accounts receivable	225,227	330,704
Inventory	(87,090)	75,257
Prepaid income taxes	(16,544)	93,740
Prepaid expenses and other current assets	(40,309)	46,678
Increase in:
Accounts payable, accrued expenses and other	731,436	667,284
Deferred revenue	42,048	62,532

Net Cash Provided by Operating Activities	2,741,957	3,186,549

Cash Flows From Investing Activities:
Expenditures for fixed assets	(224,778)	(311,508)
Repayment of notes receivable	-	6,951
Purchase – other	-	(15,099)
Decrease in other assets	2,533	1,682

Net Cash Used In Investing Activities	(222,245)	(317,974)

Cash Flows From Financing Activities:
Repayment of long-term debt	(355,000)	(808,282)
Payment of accounts payable - acquisitions	-	(19,034)
Dividends paid	(950,364)	-

Net Cash Used In Financing Activities	(1,305,364)	(827,316)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net Increase in Cash	$1,214,348	$2,041,259

Cash, Beginning of Period	5,498,448	2,473,733

Cash, End of Period	$6,712,796	$4,514,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$12,447	$23,682

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$247,612	$119,098

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable – acquisitions /additional goodwill – American Mediconnect Inc.	$38,298	$132,566
Other assets, deposits on equipment transferred to fixed assets	-	160,184
Other assets, deposits on product transferred to inventory	45,204	29,162

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

2. Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.”  All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2009 financial statements.

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

4. Accounting for Stock-Based Compensation:

Stock based compensation is recorded in accordance with ASC Topic 718 (formerly SFAS No. 123 (R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

No options were granted during the three month periods ended March 31, 2010 and 2009.

The following tables summarize stock option activity for the first quarter ended March, 31, 2010 and 2009.

	2010
	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	894,785	$4.29
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-
Balance at March 31	894,785	$4.29	2.28	$2,322,058
Vested and exercisable	862,085	$4.23	2.19	$2,287,598

	2009
	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years	Aggregate Intrinsic Value
Balance at January 1	877,235	$4.25
Granted	-	-
Exercised	-	-
Expired/Forfeited	(4,150)	5.31
Balance at March 31	873,085	$4.25	3.20	$1,063,653
Vested and exercisable	873,085	$4.25	3.20	$1,063,653

No options were exercised during the first quarter ended March 31, 2010 and 2009.  There were 32,700 nonvested stock options outstanding as of March 31, 2010.  There were no nonvested stock options outstanding as of March 31, 2009.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31,
	2010	2009
Stock options	$-	$-
Stock grants – other	10,877	22,887
Service based awards	32,035	33,845
Performance based awards	37,294	29,400
Tax benefit	(32,674)	(35,315)
Stock-based compensation expense, net of tax	$47,532	$50,817

Stock Grants - Other

Effective January 1, 2010, the outside Board of Directors have an option to elect either shares of common stock or cash at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.    Prior to 2010, the outside Board of Directors were granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  Share grants issued vest immediately.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007 and January 2009 the Company granted 50,000, 22,000 and 12,000 (net of 9,500 shares waived by an executive) restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of March 31, 2010 and 2009 there were 63,000 and 41,000 shares vested, respectively.  The aggregate grant date fair value of restricted stock grants was $547,660. As of March 31, 2010 and 2009, the Company had $96,109 and $268,015, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of nine months.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of March 31, 2010 and 2009, 57,250 and 29,750 shares were vested, respectively.  As of March 31, 2010 and 2009, there was $111,881 and $350,691, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a weighted average period of nine months.

5. Earnings Per Share:

Earnings per share data for the three months ended March 31, 2010 and 2009 is presented in conformity with ASC Topic 250 (formerly SFAS No. 128, Earnings Per Share).

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Numerator)	Shares (Denominator)	Per-Share Amounts
March 31, 2010
Basic EPS - Income available to common shareholders	$887,372	9,526,434	$.09
Effect of dilutive securities - Options and warrants	-	315,453
Diluted EPS - Income available to common shareholders and assumed conversions	$887,372	9,841,887	$.09

March 31, 2009
Basic EPS -Income available to common shareholders	$773,250	9,453,868	$.08
Effect of dilutive securities - Options	-	127,351
Diluted EPS - Income available to common shareholders and assumed conversions	$773,250	9,581,219	$.08

6. Goodwill

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the three months ended March 31, 2010 and 2009 are as follows:

Three Months Ended March 31, 2010
Balance as of January 1, 2010	$10,255,983
Additional Goodwill	38,298
Balance as of March 31, 2010	$10,294,281

Three Months Ended March 31, 2009
Balance as of January 1, 2009	$9,996,152
Additional Goodwill	132,566
Balance as of March 31, 2009	$10,128,718

The addition to goodwill during the three months ended March 31, 2010 and 2009 relates to additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

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

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance an investment relating to the development of a mobile PERS system.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of March 31, 2010 and 2009, the Company was in compliance with its financial covenants in its loan agreement.

8. Dividends:

On December 16, 2009 the Company declared a dividend in the amount of $0.10 per share, or $950,364, which was accrued as of December 31, 2009.  The dividend was available to the holders of record as of December 28, 2009.  The dividend was paid on January 15, 2010.

9. Segment  Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2010 and 2009:

	2010
	HSMS	TBCS	Consolidated
Revenue	$5,150,060	$4,761,187	$9,911,247
Income before provision for income taxes	1,059,378	437,994	1,497,372
Total assets	15,643,011	20,601,607	36,244,618

	2009
	HSMS	TBCS	Consolidated
Revenue	$5,089,485	$4,840,604	$9,930,089
Income before provision for income taxes	772,030	539,220	1,311,250
Total assets	14,896,742	20,388,970	35,285,712

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

11. Subsequent Event:

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 to acquire a minority interest in the new company, Lifecomm LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  See Note 7 above.

In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.

In connection with the formation of Lifecomm, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with Lifecomm.  Under the VAR Agreement, the Company will be a reseller of the Mobile PERS Solution in the United States, as well as a preferred provider of the emergency assistance call center (“EACC”) component of the Mobile PERS Solution provided by Lifecomm to customers.  The Company will be the sole provider of the EACC to the customers to whom it resells the Mobile PERS Solution.  The term of the VAR Agreement is perpetual, subject to termination as set forth therein.  The VAR Agreement contains standard indemnification provisions for agreements of this nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-K for the year ended December 31, 2009.

Statements contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, technological changes and product liability risks.  Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and other public filings.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview:

The Company’s primary business is the provision of healthcare communication services through (1) the development, marketing and monitoring of health and safety monitoring systems (HSMS) that include personal emergency response systems, medication management systems and objective and subjective data/ telehealth/ monitoring systems; and (2) telephony based communication services and solutions primarily for the healthcare community (“TBCS”).  The Company’s products and services are primarily marketed to the healthcare community, including hospitals, home care, durable medical equipment, medical facility, hospice, pharmacy, managed care, pharmaceutical companies and other healthcare oriented organizations.  The Company also offers certain products and services directly to consumers.

About HSMS:

Personal Emergency Response Systems (PERS)

The Company’s core business is the sales and marketing of our Personal Emergency Response System. The system consists of a console unit and a wireless activator generally worn as a pendant or on the wrist by the client. In the event of an emergency, the client is able to summon immediate assistance via the two-way voice system that connects their home telephone with the Company’s Response Center. The Company sells three PERS devices for use in either private homes or independent and assisted living facilities. The Company’s PERS is sold through its primary brand VoiceCare® and direct to consumer under Walgreens Ready Response™, Response Call™, and most recently ApriaAlert™.

MedSmart

The second component of AMAC’s remote patient monitoring (“RPM”) platform addresses another serious healthcare need-medication adherence. During the fourth quarter of 2009, the Company commercially released AMAC’s new monitored medication management tool, MedSmart™. MedSmart is a system that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens. With MedSmart‘s event reporting and notification option, family caregivers and healthcare professionals can monitor a client’s adherence to their medication regimen. MedSmart’s docking base serves as the gateway for remote programming and event reporting. When connected to a household phone, MedSmart transmits device and dispensing history to a secure server supported with a web application for review by authorized individuals. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements. The Company plans to market MedSmart directly to consumers and through its national business to business network.

Telehealth systems

Rounding out AMAC’s RPM portfolio is AMAC’s telehealth delivery capability. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition of incorporating telehealth technologies into a patient’s plan of care.  Later this year, AMAC plans to release a new low-cost telehealth solution that combines vital sign reporting and personalized questions about the patient’s health.  This AMAC operated telehealth platform is directed toward providers who require a low-cost solution, easy installation, reliable transmission of vital sign data in real-time and ease of use on the patient side. Moving forward, AMAC plans to integrate its telehealth monitoring and medication management reporting feature sets to deliver the most robust solution for our customers.

About TBCS

Telephony Based Communication Services (TBCS)

AMAC’s TBCS division offers call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ advanced telephony technology and information systems to develop services. In addition to technology, a critical component for expansion is the Company’s professionally trained call agent staff.  The overall infrastructure has allowed AMAC to expand its services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings.  For the first quarter ended March 31, 2010,  the TBCS segment accounted for 48% of the Company’s gross revenues.  The Company’s TBCS division is comprised of three service offerings:

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

The Company has completed ten acquisitions to date to facilitate growth within the TBCS division. For the remainder of 2010, the Company will focus on growing this segment through internally driven sales and marketing efforts and will also continue to search for additional acquisition opportunities.

Operating Segments

For the quarter ended March 31, 2010, HSMS accounted for 52% of the Company’s revenue and TBCS accounted for 48% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complementary nature of if its operating divisions, management believes the Company’s outlook is very positive. Management also believes that while the details of the newly enacted healthcare legislation is awaiting regulation, the Company’s products and services should be in greater demand over the next several years.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
In thousands (000’s)	2010	%	2009	%
Revenues
HSMS	5,150	52%	5,089	51%
TBCS	4,761	48%	4,841	49%

Total Revenues	9,911	100%	9,930	100%

Cost of Services and Goods Sold
HSMS	2,009	39%	2,204	43%
TBCS	2,514	53%	2,433	50%

Total Cost of Services and Goods Sold	4,523	46%	4,637	47%

Gross Profit
HSMS	3,141	61%	2,885	57%
TBCS	2,247	47%	2,408	50%

Total Gross Profit	5,388	54%	5,293	53%

Selling, General & Administrative	3,909	39%	4,052	41%
Interest Expense	12	-%	24	-%
Other Income	(30)	-%	(94)	(1)%

Income before Income Taxes	1,497	15%	1,311	13%

Provision for Income Taxes	610		538

Net Income	887		773

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $61,000, or 1%, for the three months ended March 31, 2010 as compared to the same period in 2009.  The increase is primarily attributed to the following factors:

•
The Company recognized a net increase in its PERS business to business service revenue of approximately $60,000 in the first quarter of 2010 as compared to the same period in prior year.  The Company realized revenue growth from its existing third party reimbursement and long-term care programs as well as the execution of new agreements of approximately $195,000. This increase in service revenue was partially offset by a decrease in revenue of approximately $135,000 from a managed care organization as a result of State funding being cancelled under their program.  Nevertheless, the Company was able to maintain many of the existing subscribers who were associated with this organization at a reduced rate.

•
The Company continued to realize increased revenue from its agreement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumer.  The revenue increase from this program accounted for approximately $62,000 in the first quarter of 2010 as compared to same period in 2009.  During 2009, the Company entered into another similar private label program with Apria Healthcare and continues to pursue other opportunities within this area as the Company believes private label marketing channels will help to facilitate greater revenue growth.

These increases were partially offset by a decrease in product sales of approximately $69,000.  The Company recognized a decrease in sales of approximately $81,000 of its enhanced senior living products as a result of the housing and credit crisis encountered in the economy.  This decrease of product sales was partially offset by approximately $24,000 of sales generated from the MedSmart medication and management system which was commercialized in late 2009.

    TBCS

The decrease in revenues of approximately $80,000, or 2%, for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to the following:

•
The Company recognized a decrease in revenue in its traditional after hours service of approximately $218,000 as a result of customer attrition.  The customer attrition was primarily the result of the general economic conditions whereby customers chose to provide for this service in-house or moved to less expensive alternatives. In addition, at one location, the Company experienced system issues which also impacted customer attrition.  These system issues have been addressed and the Company believes that they will be avoided moving forward.

•
The Company experienced a decrease in revenue in its clinical trial recruitment service of approximately $63,000 primarily due to reduced spending in this area by certain customers.  The Company has executed agreements with a new customer for service, which is to commence in the second half of 2010 and continue into 2011, and believes this will facilitate improved results within this business component.

•
In the first quarter of 2009, the Company was awarded a one-time project from a State program whereby the Company generated approximately $119,000 in revenue.  In 2010, the Company did not perform this or any similar special project.

These decreases were partially offset by an increase in revenue within its non-traditional day-time service offering of approximately $320,000 primarily due to hospital organizations expanding their services with us.  Further expansion by this and other hospital organizations is anticipated to continue throughout 2010.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold decreased by approximately $195,000 for the three months ended March 31, 2010 as compared to the same period in 2009, a decrease of 9%, primarily due to the following:

•
The Company realized a decrease in depreciation expense of approximately $53,000 in the first quarter of 2010 as compared to the same period in the prior year as a result of the Company purchasing its PERS equipment at reduced prices through an alternative supplier as well as purchasing less PERS equipment as compared to the past years.

•
The Company recognized a decrease in product costs of approximately $29,000 primarily due to a corresponding reduction in sales of enhanced senior living products.  This decrease in cost of products sold was partially offset by an increase in cost of products sold related to MedSmart medication and management systems which was commercialized in late 2009.

•	The Company realized a decrease of approximately $83,000 in costs primarily related to testing, repairs and upgrades associated with the Company’s PERS and MedSmart devices and associated components.

  TBCS:

Costs related to services increased by approximately $81,000 for the three months ended March 31, 2010 as compared to the same period in 2009, an increase of 3%, primarily due to the following:

•
The Company recognized an increase in payroll and related expenses associated with non-traditional after hours service of approximately $84,000 due to a corresponding increase in revenue in this area in the first quarter of 2010 as compared to the same period in prior year.  As the Company continues to grow in this area, we will closely monitor the personnel requirements to perform these services effectively.

•
The Company realized an increase in telephone and related communication expenses of approximately $21,000 primarily due to the Company incurring additional monthly charges as a result of upgrading its communication technology and networking systems.

These increases were partially offset by the decrease in rent expense of approximately $25,000 as compared to the same period in the prior year as a result of the Company allocating a portion of its rent expense to the HSMS division.   In the last quarter of 2009, the Company relocated the HSMS Customer Service and Emergency Response Center (“ERC”) employees to floor space within the TBCS rented space.  The space previously occupied by the HSMS employees was sublet to an independent third party.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $143,000 for the three months ended March 31, 2010 as compared to the same period in 2009, a decrease of 4%.  The decrease is primarily attributable to the following:

•
The Company realized a decrease in consulting expense of approximately $119,000 in the first quarter of 2010 as compared to the same period in 2009.  This was primarily as a result of the Company incurring consulting fees relating to the upgrade of existing websites and accounting system as well as utilizing sales and public relation consulting firms in the first quarter of the prior year.

•
The Company recognized a decrease in commission expense of approximately $73,000 primarily due to less commission related referrals incurred in the first quarter of 2010 as compared to the same period in 2009.

•
As a result of certain intangible assets related to the acquisition of certain telephone business answering services and a license agreement being fully amortized, the Company realized a decrease in amortization expense of approximately $82,000 in the first quarter of 2010 as compared to the same period in 2009.

These decreases were partially offset by an increase in sales and marketing salaries of approximately $127,000.  This was primarily due to the Company expanding its sales and marketing team in the first quarter of 2010 in an effort to increase its revenue in both HSMS and TBCS segments.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as utility expense and research and development expense which were partially offset by increases in travel and convention expenses.

Interest Expense:

Interest expense for the three months ended March 31, 2010 and 2009 was approximately $12,000 and $24,000, respectively.  The decrease of $12,000 was primarily due to the Company continuing to pay down its term loan.

Other Income:

Other income for the three months ended March 31, 2010 and 2009 was approximately $30,000 and $94,000, respectively.  The decrease in other income was primarily the result of the Company receiving approximately $73,000 with respect to a training incentive from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis in the first quarter of 2009.  These incentives were not provided for in the first quarter of 2010.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2010 was approximately $1,497,000 as compared to $1,311,000 for the same period in 2009. The increase of $186,000 for the three months ended March 31, 2010 primarily resulted from a decrease in the Company’s costs related to services and product sales and selling, general and administrative costs which were partially offset by a decrease in other income.

Liquidity and Capital Resources

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

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance the Company’s investment in Lifecomm, as described below.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of March 31, 2010 and 2009, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving Credit Line	$750,000	$-	$750,000
Debt (a)	$1,391,667	$1,151,665	$240,002
Operating Leases (b)	$7,770,169	$1,144,376	$3,001,758	$1,808,490	$1,815,545
Purchase Commitments (c)	$717,166	$717,166
Interest Expense (d)	$47,964	$40,743	$7,221
Acquisition Related Commitment (e)	$73,346	$73,346
Total Contractual Obligations	$10,750,312	$3,127,296	$3,998,981	$1,808,490	$1,815,545

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2010 and 2011.

(b)
 – Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease. This lease expires in December 2012.  The Company also leases office space from certain telephone answering service managers.  The leases with these managers expire in December 2012 and December 2014, respectively.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $2.7 million for the three months ended March 31, 2010, as compared to approximately $3.2 million for the same period in 2009.  During the first quarter of 2010, the cash provided by operating activities was primarily from net earnings of approximately $0.9 million, depreciation and amortization of approximately $0.9 million and an increase in accounts payable and accrued expenses of approximately $0.7 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses is primarily due to the timing of payments of expenses and taxes in the ordinary course of business.  During the first quarter of 2009, the cash provided by operating activities was primarily from net earnings of approximately $0.8 million, depreciation and amortization of approximately $1.0 million and an increase in accounts payable and accrued expenses of approximately $0.7 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses was primarily due to the timing of payments of expenses in the ordinary course of business.

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2010 as compared to approximately $0.3 million for the same period in 2009.  The primary component of net cash used in investing activities in the first quarter of 2010 and 2009 was capital expenditures of approximately $0.2 and $0.3 million, net of deposits on equipment being transferred to fixed assets, respectively.  Capital expenditures for the first quarter of 2010 and 2009 primarily related to the continued production and purchase of the traditional PERS systems.

Cash flows used in financing activities for the three months ended March 31, 2010 were approximately $1.3 million compared to $0.8 million for the same period in 2009.  The components of cash flow used in financing activities in the first quarter of 2010 were the payment of long-term debt of approximately $0.4 million and the payment of a one-time dividend, which was declared on December 16, 2009, of approximately $0.9 million..  The primary component of cash flow used in financing activities in the first quarter of 2009 was the payment of long-term debt of approximately $0.8 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.0 – $2.5 million for the production and purchase of traditional PERS systems, MedSmart medication and management systems, and telehealth systems, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand.  The Company plans to incur approximately $1.0 - $1.5 million of advertising expense for promotional campaigns related to its PERS and MedSmart medication and management systems.  The Company also anticipates incurring approximately $0.1 - $0.2 million of costs primarily relating to research and development of its telehealth products.

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system, as described in more detail under Part II, Item 5 of this Form 10-Q.  The Company invested $4,000,000 to acquire a minority interest in the new company, Lifecomm LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank in the form of a term loan to partially finance this transaction.   This term loan is payable over five years in equal monthly installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of March 31, 2010, the Company had approximately $6.7 million in cash and the Company’s working capital was approximately $10.3 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash flow needs for working capital and capital expenditures for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2011 that permits borrowings up to $2.5 million, of which $750,000 was outstanding at March 31, 2010.

Off-Balance Sheet Arrangements:

As of March 31, 2010, the Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 to acquire a minority interest in the new company, Lifecomm LLC.  As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.

In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.

In connection with the formation of Lifecomm, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with Lifecomm.  Under the VAR Agreement, the Company will be a reseller of the Mobile PERS Solution in the United States, as well as a preferred provider of the emergency assistance call center (“EACC”) component of the Mobile PERS Solution provided by Lifecomm to customers.  The Company will be the sole provider of the EACC to the customers to whom it resells the Mobile PERS Solution.  The term of the VAR Agreement is perpetual, subject to termination as set forth therein.  The VAR Agreement contains standard indemnification provisions for agreements of this nature.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $611,000 as of March 31, 2010, which is equal to 9.2% of the total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $67,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $67,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $165,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $130,000 per annum.

Valuation of Goodwill

Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,294,281 and $10,255,983 at March 31, 2010 and December 31, 2009, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards

Stock based compensation is recorded in accordance with ASC Topic 718 (formerly FASB Statement No. 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $80,000 and $86,000 for the three months ended March 31, 2010 and 2009, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At March 31, 2010 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities.  Interest on the outstanding balances on our term loans and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively.  Our ability to carry out our business plan to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors set forth below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010 with the Securities and Exchange Commission.

We have invested $4 million in Lifecomm, a new limited liability company formed for the purpose of developing a mobile PERS solution.  The failure of Lifecomm to successfully develop the mobile PERS solution at all, or in a timely and cost-effective manner, or the unwillingness of customers to accept it could adversely affect the value of this investment.  In addition, we entered into this investment in part to secure an adaptive technology due to technological changes in the PERS market and there is no assurance that this decision will result in this goal being achieved.

We have invested $4 million in Lifecomm, a new limited liability company formed for the purpose of developing a mobile PERS solution. The success of this initiative will be dependent upon, among other things:

•	the ability of Lifecomm to successfully develop the technology to support the mobile PERS solution;

•	the ability of Lifecomm to develop and commercialize the mobile PERS solution in a cost-effective and timely manner:

•	consumer interest in and acceptance of Lifecomm’s mobile PERS solution;

•	changes in the competitive or regulatory environment in which Lifecomm operates; and

•	risks associated with prosecuting or defending allegations or claims of infringement of intellectual property rights.

If a sufficient market does not emerge for the Lifecomm’s products and services, or we are not successful in marketing such products and services, our growth could be adversely affected and our investment in Lifecomm may be lost.  In addtion, if the Company’s decision to invest in cellular technology as the likely adaptive technology to replace POTS (plain old telephone systems) technology proves to be incorrect, other adaptive technologies may emerge which the Company has not focused on and the Company would be at a competitive disadvantage as a result of its focus on celluar technology.

Item 5. Other Information.

On May 12, 2010, the Company, HUGHES Telematics, Inc. (“HTI”) and QUALCOMM Incorporated (“QC”) entered into a limited liability company agreement (the “Lifecomm LLC Agreement”) forming LIFECOMM LLC, a venture to design, develop, finance and operate a mobile personal emergency response service (“Mobile PERS Solution”) which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location.  Lifecomm will be a majority owned subsidiary of HTI.

Under the terms of the Lifecomm LLC Agreement, each of the parties agreed to provide cash and/or immediate and future in-kind contributions to Lifecomm.  Specifically, AMAC contributed $4.0 million in cash, in exchange for 10.2% of the membership interests of Lifecomm.  AMAC has no other capital contribution obligations other than its pro rata portion of the stand-by equity commitment described below.  In exchange for 54.3% of the membership interests of Lifecomm, HTI has provided access to its telematics platform and infrastructure  to enable Lifecomm to service its customers, and has agreed to contribute $10.9 million of selling, general, administrative and other services over the next six years to support the venture.  In exchange for 35.5% of the membership interests of Lifecomm, QC contributed $6.0 million in cash, entered into know-how license agreement pursuant to which it licensed to Lifecomm certain “know-how” related to the Mobile PERS Solution and provided Lifecomm access to the LIFECOMM name and has agreed to contribute a portion of the value of certain future engineering and project management services, up to an agreed upon aggregate value.

In addition, pursuant to the Lifecomm LLC Agreement, each of the Company, HTI and QC has agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit.  If Lifecomm draws the entire commitment, AMAC will be required to provide approximately $200,000 of cash, based on its current percentage ownership of Lifecomm.

Each of AMAC, HTI and QC have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along rights and tag-along rights on transfers of securities by the other members.  In addition, for a two year period beginning on the May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm  or an initial public offering.  Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent that at such time HTI remains a 50% or greater owner and is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of common stock of HTI, on a pro rata  basis.

The initial Board of Directors of Lifecomm will have six directors, three designated by HTI, two designated by QC and one designated by the Company.  HTI and QC generally will control the management and affairs of Lifecomm, although the approval of each of QC, HTI and AMAC is required for a dissolution of Lifecomm during the first 18 months of its existence.

In connection with the formation of Lifecomm, on May 12, 2010, the Company entered into a Value Added Reseller Agreement with Lifecomm (the “Lifecomm VAR Agreement”).  Under the Lifecomm VAR Agreement, AMAC will be a preferred reseller of the Mobile PERS Solution in the United States, as well as a preferred provider of the EACC component of the Mobile PERS Solution provided by Lifecomm to customers.  The Company will be the sole provider of the EACC to the customers to whom it resells the Mobile PERS Solution.  The term of the VAR Agreement is perpetual, subject to termination as set forth therein.  The VAR Agreement contains standard indemnification provisions for agreements of this nature.

On May 12, 2010, the Company entered into an amendment and waiver agreement of its Credit Agreement, dated as of May 20, 2002 (as amended, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as successor-in-interest to The Bank of New York (the “Lender”).  Pursuant to this amendment, the Lender agreed to fund a $2 million term loan to the Company for purposes of funding a portion of the Company’s capital contribution to Lifecomm under the Lifecomm LLC Agreement (the “Lifecomm Term Loan”).  The Lifecomm Term Loan matures on May 1, 2015, and is payable as to principal in sixty (60) consecutive monthly principal installments of $33,333.33 each, commencing June 1, 2010.  Interest will accrue on unpaid principal at a rate equal to LIBOR plus 1.75%, subject to adjustment under the Credit Agreement, as described above under Management’s Discussion and Analysis – “Liquidity and Capital Resources.”  Interest will be payable monthly, at the same time that principal payments are made, subject to adjustment under the Credit Agreement.

Pursuant to the Credit Agreement, the Company is required to comply with affirmative and negative covenants customary for facilities of this nature, including financial covenants, restrictions on the incurrence of liens (other than certain permitted liens) and certain additional indebtedness, information requirements, and compliance with laws.  Failure to pay principal and interest when due under the Credit Agreement or to comply with the other terms and conditions of indebtedness under the Credit Agreement, as well as breaches of the affirmative and negative covenants and other representations made by the Company in the Credit Agreement and other events of default customary for facilities of this nature, will constitute an event of default under the Credit Agreement, following which the Lender may declare all principal and interest under all outstanding indebtedness to the Lender immediately due and payable.  If certain bankruptcy events occur, principal and interest payments will automatically accelerate.

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

AMERICAN MEDICAL ALERT CORP.

Dated: May 17, 2010	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer