Form 10-Q
period 2010-06-30
AMERICAN MEDICAL ALERT CORP
filed 2010-08-16
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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
Yes ☐ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 on the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,515,148 shares of $.01 par value common stock as of August 13, 2010.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2010 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2010 and 2009 and cash flows for the six-months ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 16, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	Dec. 31, 2009

ASSETS

CURRENT ASSETS
Cash	$4,073,441	$5,498,448
Accounts receivable
(net of allowance for doubtful accounts of $581,000 and $582,500)	6,103,717	6,277,247
Inventory	1,140,308	1,105,727
Prepaid income taxes	261,150	134,081
Prepaid expenses and other current assets	484,387	345,465
Deferred income taxes	298,000	419,000

Total Current Assets	12,361,003	13,779,968

FIXED ASSETS
(net of accumulated depreciation and amortization)	7,769,189	8,756,827

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $6,529,741 and $6,080,825)	1,577,095	2,026,011
Goodwill (net of accumulated amortization of $58,868)	10,294,281	10,255,983
Investment in limited liability company	4,014,604	-
Other assets (including inventory of $281,549 in 2010)	1,285,780	1,009,835
	17,171,760	13,291,829
TOTAL ASSETS	$37,301,952	$35,828,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$660,000	$1,301,667
Accounts payable	765,885	621,235
Accounts payable – acquisitions	-	35,048
Accrued expenses	1,650,890	1,698,320
Dividends payable	-	950,364
Deferred revenue	196,166	227,004
Total Current Liabilities	3,272,941	4,833,638

DEFERRED INCOME TAX LIABILITY	1,114,000	1,235,000
LONG-TERM DEBT, Net of Current Portion	2,510,000	1,195,000
CUSTOMER DEPOSITS	117,199	126,449
ACCRUED RENTAL OBLIGATION	556,750	522,154
TOTAL LIABILITIES	7,570,890	7,912,241

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,603,575 shares in 2010 and 9,568,087 shares in 2009	96,036	95,681
Additional paid-in capital	16,500,664	16,296,615
Retained earnings	13,270,939	11,660,664
	29,867,639	28,052,960
Less treasury stock, at cost (48,573 shares in 2010 and 2009)	(136,577)	(136,577)
Total Shareholders’ Equity	29,731,062	27,916,383
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,301,952	$35,828,624

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues:
Services	$19,264,763	$19,016,754
Product sales	358,629	431,541
	19,623,392	19,448,295
Costs and Expenses (Income):
Costs related to services	8,878,500	8,985,373
Costs of products sold	167,830	199,134
Selling, general and administrative expenses	7,765,084	7,993,190
Interest expense	26,267	44,302
Equity in net loss from investment in limited liability company	116,127	-
Other income	(59,691)	(116,339)

Income before Provision for Income Taxes	2,729,275	2,342,635

Provision for Income Taxes	1,119,000	961,000

NET INCOME	$1,610,275	$1,381,635

Net income per share:
Basic	$.17	$.15
Diluted	$.16	$.14

Weighted average number of common shares outstanding:
Basic	9,537,894	9,461,888

Diluted	9,835,180	9,651,024

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues:
Services	$9,556,032	$9,358,248
Product sales	156,113	159,958
	9,712,145	9,518,206
Costs and Expenses (Income):
Costs related to services	4,447,545	4,469,407
Costs of products sold	75,346	78,132
Selling, general and administrative expenses	3,857,251	3,940,743
Interest expense	13,836	20,620
Equity in net loss from investment in limited liability company	116,127	-
Other income	(29,863)	(22,081)

Income before Provision for Income Taxes	1,231,903	1,031,385

Provision for Income Taxes	509,000	423,000

NET INCOME	$722,903	$608,385

Net income per share:
Basic	$.08	$.06
Diluted	$.07	$.06

Weighted average number of common shares outstanding
Basic	9,549,355	9,469,908

Diluted	9,828,473	9,720,829

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:

Net income	$1,610,275	$1,381,635

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842,231	2,041,165
Loss on write off of fixed assets	-	391
Stock compensation charge	160,419	178,507
Equity in net loss from investment in limited liability company	116,127	-
Decrease (increase) in:
Accounts receivable	173,530	433,424
Inventory	(226,445)	4,351
Prepaid income taxes	(127,069)	26,172
Prepaid expenses and other current assets	(206,876)	127,439
Increase (decrease) in:
Accounts payable, accrued expenses and other	122,566	394,722
Deferred revenue	(30,838)	(22,314)

Net Cash Provided by Operating Activities	3,433,920	4,565,492

Cash Flows From Investing Activities:
Expenditures for fixed assets	(400,624)	(707,475)
Repayment of notes receivable	-	13,990
Deposit on equipment	(21,875)	-
Purchase – other	-	(15,099)
Payment of Investment in limited liability company	(4,130,731)	-
Decrease in other assets	5,065	31,401

Net Cash Used In Investing Activities	(4,548,165)	(677,183)

Cash Flows From Financing Activities:
Proceeds from long-term debt	2,000,000	-
Repayment of long-term debt	(1,326,667)	(1,163,282)
Payment of accounts payable - acquisitions	(73,346)	(151,600)
Proceeds upon exercise of stock options	43,985	-
Payment of loan financing costs	(4,370)	-
Dividends paid	(950,364)	-

Net Cash Used In Financing Activities	(310,762)	(1,314,882)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Net Increase (decrease) in Cash	$(1,425,007)	$2,573,427

Cash, Beginning of Period	5,498,448	2,473,733

Cash, End of Period	$4,073,441	$5,047,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$26,014	$44,693

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$1,274,617	$819,830

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Accounts Payable – acquisitions / additional goodwill
- American Mediconnect Inc.	$38,298	$203,148

Other assets, deposits on equipment transferred to
fixed assets	-	195,103

Other assets, deposits on product transferred to inventory	$89,685	-

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the six months ended June 30, 2010 and 2009.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2009 financial statements except as noted below.

The Company owns a minority interest of approximately 10% in an unconsolidated limited liability company.  The Company’s investment in the unconsolidated limited liability company is recorded using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such limited liability company.  All income and loss are allocated to the limited liability company members in accordance with the terms of the limited liability company agreement.

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

No options were granted during the six month period ended June 30, 2010 and the Company granted options to purchase 15,000 shares of common stock during the six month period ended June 30, 2009.

The following tables summarize stock option activity for the six months ended June 30, 2010 and 2009.

	2010
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	894,785	$4.29
Granted	-	-
Exercised	(10,325)	4.26
Expired/Forfeited	-	-
Balance at June 30	884,460	$4.29	2.00	$1,565,633

Vested and exercisable	851,760	$4.23	1.92	$1,561,911

	2009
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	877,235	$4.25
Granted	15,000	5.72
Exercised	-	-
Expired/Forfeited	(6,650)	5.35
Balance at June 30	885,585	$4.27	2.98	$1,387,149

Vested and exercisable	870,585	$4.24	2.95	$1,387,149

The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was $24,560. No options were exercised during the six months ended June 30, 2009.  There were 32,700 and 15,000 nonvested stock options outstanding as of June 30, 2010 and 2009, respectively.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2010	2009
Stock options	$-	$6,250
Stock grants – other	10,882	22,880
Service based awards	32,037	33,845
Performance based awards	37,294	29,400
Tax benefit	(33,098)	(37,909)
Stock-based compensation expense, net of tax	$47,115	$54,466

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2009
Stock options	$-	$6,250
Stock grants – other	21,759	45,767
Service based awards	64,072	67,690
Performance based awards	74,588	58,800
Tax benefit	(65,772)	(73,224)
Stock-based compensation expense, net of tax	$94,647	$105,283

Stock Grants - Other

Effective January 1, 2010, the non-employee members of the Board of Directors have an option to elect either shares of common stock or cash at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.    Prior to 2010, the non-employee members of the Board of Directors were granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  Share grants issued vest immediately, but are subject to a one year restriction on transfer.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007 and January 2009 the Company granted 50,000, 22,000 and 12,000 (net of 9,500 shares waived by an executive) restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of June 30, 2010 and 2009 there were 63,000 and 41,000 shares vested, respectively.  The aggregate grant date fair value of restricted stock grants was $547,660. As of June 30, 2010 and 2009, the Company had $68,308 and $234,171, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of six months.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of June 30, 2010 and 2009, 57,250 and 29,750 shares were vested, respectively.  As of June 30, 2010 and 2009, there was $74,588 and $300,593, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of six months.

5.	Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2010 and 2009 is presented in conformity with ASC Topic 250 (formerly SFAS No. 128, Earnings Per Share).

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
Six Months Ended June 30, 2010	(Numerator)	(Denominator)	Amounts
Basic EPS - Income available to
common stockholders	$1,610,275	9,537,894	$.17
Effect of dilutive securities -
Options and warrants	-	297,286
Diluted EPS - Income available to
common stockholders and
assumed conversions	$1,610,275	9,835,180	$.16

Three Months Ended June 30, 2010

Basic EPS -Income available to
common stockholders	$722,903	9,549,355	$.08
Effect of dilutive securities -
Options and warrants	-	279,118
Diluted EPS - Income available to
common stockholders and
assumed conversions	$722,903	9,828,473	$.07

Six Months Ended June 30, 2009

Basic EPS - Income available to
common stockholders	$1,381,635	9,461,888	$.15
Effect of dilutive securities -
Options	-	189,136
Diluted EPS - Income available to
common stockholders and
assumed conversions	$1,381,635	9,651,024	$.14

Three Months Ended June 30, 2009

Basic EPS -Income available to
common stockholders	$603,385	9,469,908	$.06
Effect of dilutive securities -
Options	-	250,921
Diluted EPS - Income available to
common stockholders and
assumed conversions	$603,385	9,720,829	$.06

6.	Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the six months ended June 30, 2010 and 2009 are as follows:

Six Months Ended June 30, 2010

Balance as of January 1, 2010	$10,255,983
Additional Goodwill	38,298

Balance as of June 30, 2010	$10,294,281

Six Months Ended June 30, 2009

Balance as of January 1, 2009	$9,996,152
Additional Goodwill	203,148

Balance as of June 30, 2009	$10,199,300

The addition to goodwill during the six months ended June 30, 2010 and 2009 relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

7.	Investment in limited liability company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $130,731 in professional fees to acquire a minority interest in the new company, Lifecomm LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  See Note 8 below.

The Company recorded a loss from investment in limited liability company of $116,127 for the six months ended June 30, 2010.

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

8.	Long-term Debt:

The Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable. The term loan is payable in equal monthly principal installments of $50,000 over five years commencing January 2006.  This term loan was paid in full during the second quarter of 2010 without any prepayment charge.  The revolving credit line was set to mature in May 2008.

In March 2006 and December 2006, the credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance certain acquisitions.  These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.  The term loan which was entered into in March 2006 was paid in full during the second quarter of 2010 without any prepayment charge.

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

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.  In June 2010, the term of the revolving credit line was extended through June 2013.

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance an investment relating to the development of a mobile PERS system.  See Note 7 above.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of June 30, 2010 and March 31, 2010, the Company was in compliance with its financial covenants in its loan agreement.  As of June 30, 2009 and March 31, 2009, the Company was in compliance with its financial covenants in its loan agreement.

9.	Dividends:

On December 16, 2009, the Company declared a dividend in the amount of $0.10 per share, or $950,364, which was accrued as of December 31, 2009.  The dividend was payable to the shareholders of record as of December 28, 2009.  The dividend was paid on January 15, 2010.

On July 19, 2010, the Company declared a dividend in the amount of $0.10 per share which will be payable to the shareholders of record as of September 13, 2010.  The dividend will be paid on or about October 1, 2010.

10.	Segment Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2010 and 2009:

	2010
	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2010
Revenue	$10,233,896	$9,389,496	$19,623,392
Income before provision for income taxes	1,906,142	823,133	2,729,275
Total assets	18,840,211	18,461,741	37,301,952

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2010
Revenue	$5,083,836	$4,628,309	$9,712,145
Income before provision for income taxes	846,764	385,139	1,231,903

	2009
	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2009
Revenue	$10,135,352	$9,312,943	$19,448,295
Income before provision for income taxes	1,645,177	697,458	2,342,635
Total assets	14,870,915	20,370,168	35,241,083

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2009
Revenue	$5,045,867	$4,472,339	$9,518,206
Income before provision for income taxes	873,147	158,238	1,031,385

11.	Commitments and Contingencies:

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion and analysis should be read in conjunction with the consolidated financial statements contained in our latest Annual Report on Form 10-K for the year ended December 31, 2009, as well as the quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other public filings.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

MedSmart

The second component of AMAC’s remote patient monitoring (“RPM”) platform addresses another serious healthcare need-medication adherence. During 2009, the Company commercially released AMAC’s new monitored medication management tool, MedSmart™. MedSmart is a system that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens. With MedSmart‘s event reporting and notification option, family caregivers and healthcare professionals can monitor a client’s adherence to their medication regimen. MedSmart’s docking base serves as the gateway for remote programming and event reporting. When connected to a household phone, MedSmart transmits device and dispensing history to a secure server supported with a web application for review by authorized individuals. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements. The Company plans to market MedSmart directly to consumers and through its national business to business network.

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

About TBCS

Telephony Based Communication Services (TBCS)

AMAC’s TBCS division offers call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ advanced telephony technology and information systems to develop services. In addition to technology, a critical component for expansion is the Company’s professionally trained call agent staff.  The overall infrastructure has allowed AMAC to expand its services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings.  For the six months ended June 30, 2010, the TBCS segment accounted for 48% of the Company’s gross revenues.  The Company’s TBCS division is comprised of three service offerings:

After Hours Answering Services

AMAC’s after hours services are classified as essential call center services. Basic services in this offering include traditional after hour answer and customized message delivery options, contact lists and on-call schedule management, all of which can be updated at the client’s conveniences using the OnCall web portal.  Through this portal, clients can also access the account’s call history, specifications and messages. Enhanced ala carte services including daytime overflow and broadcast messaging services which have proven to enhance value and facilitate stronger patient provider relations.

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

Operating Segments

For the six months ended June 30, 2010, HSMS accounted for 52% of the Company’s revenue and TBCS accounted for 48% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complementary nature of if its operating divisions, management believes the Company’s outlook is very positive. Management also believes that while the details of the newly enacted healthcare legislation is awaiting regulation, the Company’s products and services should be in greater demand over the next several years.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the six and three months ended June 30, 2010 and 2009.

In thousands (000’s)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Revenues
HSMS	5,084	52%	5,046	53%	10,234	52%	10,135	52%
TBCS	4,628	48%	4,472	47%	9,389	48%	9,314	48%

Total Revenues	9,712	100%	9,518	100%	19,623	100%	19,449	100%

Cost of Services and Goods Sold
HSMS	2,058	40%	2,083	41%	4,067	40%	4,286	42%
TBCS	2,465	53%	2,464	55%	4,979	53%	4,899	53%

Total Cost of Services and Goods Sold	4,523	47%	4,547	48%	9,046	46%	9,185	47%

Gross Profit
HSMS	3,026	60%	2,963	59%	6,167	60%	5,849	58%
TBCS	2,163	47%	2,008	45%	4,410	47%	4,415	47%

Total Gross Profit	5,189	53%	4,971	52%	10,577	54%	10,264	53%

Selling, General & Administrative	3,857	40%	3,941	41%	7,765	40%	7,993	41%
Interest Expense	14	-%	21	-%	26	-%	44	-%
Equity in net loss from investment in limited liability company	116	1%	-	-	116	1%	-	-
Other Income	(30)	-%	(22)	-%	(59)	-%	(116)	(1)%

Income before Income Taxes	1,232	13%	1,031	11%	2,729	14%	2,343	12%

Provision for Income Taxes	509		423		1,119		961

Net Income	723		608		1,610		1,382

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $38,000, or 1%, for the three months ended June 30, 2010 as compared to the same period in 2009.  The increase is primarily attributed to the following factors:

▪
The Company experienced revenue growth in its PERS business to business service of approximately $144,000 primarily from its existing long-tem care programs as well as execution of new agreements.  This increase in service revenue was partially offset by a decrease of approximately $132,000 in service revenue from a managed care organization as a result of State funding being cancelled under their program.  Nevertheless, the Company was able to maintain many of the existing subscribers who were associated with this organization at reduced rates.

▪
The Company continued to realize increased revenue from its agreement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumers.  The revenue increase from this program accounted for approximately $51,000 during the three months ended June 30, 2010 as compared to the same period in 2009.  Commencing in the third quarter of 2010, the Company plans to launch an advertising campaign under the Walgreen brand name to generate increased revenue from this program.  The Company entered into another similar private label program with Apria Healthcare during 2009 and continues to pursue other opportunities within this area as the Company believes private label marketing channels facilitate greater revenue growth.

▪
In 2009, the Company commercialized its MedSmart medication and management system and for the three months ended June 30, 2010, the Company generated approximately $24,000 of increased product sales as compared to the same period in 2009.  The Company plans to launch an aggressive advertising campaign to promote its MedSmart medication and management system commencing in the second half of 2010 and as a result anticipates increased revenue being generated from this product.

These increases in service and product sales revenue were partially offset by a decrease in product sales of its enhanced senior living products of approximately $28,000 as a result of the housing and credit crisis encountered in the economy.

TBCS

The increase in revenues of approximately $156,000, or 3%, for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to:

▪
The Company realized an increase in revenue within its non-traditional day-time service offering of approximately $433,000 for the three months ended June 30, 2010 as compared to the same period in prior year primarily due to certain hospital organizations expanding their services with us.  In addition to a recently executed agreement with a new hospital organization and through further service expansion from existing hospital solution customers, the Company anticipates it will continue to realize growth in this area throughout 2010 and into 2011.

This increase in revenue was partially offset by a decrease in revenue from its traditional after hours service of approximately $335,000 for the three months ended June 30, 2010 as compared to the same period in prior year due to customer attrition.  The customer attrition was primarily the result of the general economic conditions and certain service issues whereby certain customers moved their service in-house or to other alternatives.  The Company has been performing certain re-structuring and re-organizational procedures and strategies to reduce and stabilize the attrition.

Additionally, in the second quarter of 2010, the Company executed agreements with a customer relating to pharmaceutical support service projects. The Company realized approximately $62,000 of revenue in the second quarter of 2010 from one of the projects which commenced in June 2010.  As a result of these agreements, increased revenue within the pharmaceutical support area is anticipated in the third quarter of 2010.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $25,000 for the three months ended June 30, 2010 as compared to the same period in 2009, a decrease of 1%, primarily due to the following:

▪
The Company recorded a decrease in depreciation expense by approximately $31,000 primarily as a result of the Company purchasing its PERS equipment at reduced prices through an alternative supplier as well as purchasing less PERS equipment as compared to prior years.

TBCS

Costs related to services and goods sold increased by approximately $1,000 for the three months ended June 30, 2010 as compared to the same period in 2009, an increase of less than 1%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses associated with non-traditional after-hours service of approximately $122,000 during the three months ended June 30, 2010 primarily due to a corresponding increase in revenue in this area. As the Company continues to grow revenues in this area, it will continue closely monitor the personnel requirements to perform these services effectively.  The Company also incurred increased payroll with respect to account programming which was partially offset by a decrease in the payroll associated with the traditional day time service.

This increase was partially offset by a decrease in communication expense of approximately $57,000 which primarily due to the Company performing a detail analysis with respect to its Pager services which resulted in reduced costs.  In addition, TBCS recorded a decrease in rent expense of approximately $25,000 during the second quarter of 2010 as compared to the same period in the prior year as a result of the TBCS allocating a portion of its rent expense to the HSMS division.   In the last quarter of 2009, the Company relocated the HSMS Customer Service and Emergency Response Center (“ERC”) employees to floor space within the TBCS rented space.  The space previously occupied by the HSMS employees was sublet to an independent third party.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $84,000 for the three months ended June 30, 2010 as compared to the same period in 2009, a decrease of 2%.  The decrease is primarily attributable to the following:

▪
The Company realized a decrease in consulting expense of approximately $98,000 during the second quarter of 2010 as compared to the same period in 2009.  This was primarily as a result of the Company incurring consulting expense relating to the upgrade of existing websites and accounting system as well as utilizing sales and public relation consulting firms in prior year.

▪
The Company recorded a decrease in amortization expense of approximately $36,000 during the second quarter of 2010 as compared to the same period in 2009 primarily due to certain intangible assets associated with previous telephone answering service acquisitions and a license agreement being fully amortized.

▪
These decreases were partially offset by an increase in sales and marketing salaries of approximately $84,000 during the second quarter of 2010 as compared to the same period in 2009 primarily due to the Company expanding its sales and marketing team during 2010 in an effort to facilitate sales growth.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as repairs and maintenance as well as research and development expense which were partially offset by increases in advertising and convention expenses.  Commencing in the third quarter of 2010, the Company plans to launch an advertising campaign under the PERS and MedSmart products and anticipates that advertising expense will increase significantly in the second half of 2010 and into 2011.

Interest Expense:

Interest expense for the three months ended June 30, 2010 and 2009 was approximately $14,000 and $21,000, respectively.  The decrease of $7,000 was as a result of the Company’s loan balance being less in the current year than in the prior year primarily due to the Company continuing to pay down its term loan.  The Company obtained an additional loan in May 2010 for the partial funding of the investment in a limited liability company and as a result interest expense is expected to increase.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the three months ended June 30, 2010 of approximately $116,000 was related to the Company’s investment in Lifecomm LLC in May 2010 which represents the Company’s share of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS for the quarter.  The Company anticipates it will continue to incur losses, at an increased level, over the next twelve to eighteen months, at which time it is anticipated that the next generation mobile PERS will be completed and commercialized.

Other Income:

Other income for the three months ended June 30, 2010 and 2009 was approximately $30,000 and $22,000, respectively, which primarily consists of miscellaneous non-operational income.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2010 was approximately $1,232,000 as compared to $1,031,000 for the same period in 2009. The increase of $201,000 for the three months ended June 30, 2010 primarily resulted from an increase in the Company's revenue as well as a decrease in the Company’s costs related to services and product sales, selling, general and administrative costs and interest expense which was partially offset by the equity in net loss from investment in limited liability company.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $99,000, or 1%, for the six months ended June 30, 2010 as compared to the same period in 2009.  The increase is primarily attributed to the following factors:

▪
The Company experiencing revenue growth in its PERS business to business service of approximately $339,000 primarily from its existing third party reimbursement and long-term care programs as well as execution of new agreements.  This increase in service revenue was primarily partially offset by a decrease of approximately $267,000 in service revenue from a managed care organization as a result of State funding being cancelled under their program.  Nevertheless, the Company was able to maintain many of the existing subscribers who were associated with this organization at reduced rates.

▪
The Company continued to realize increased revenue from its agreement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumers.  The revenue increase from this program accounted for approximately $113,000 during the six months ended June 30, 2010 as compared to the same period in 2009.  Commencing in the third quarter of 2010, the Company plans to launch an advertising campaign under the Walgreen brand name to generate increased revenue from this program.  The Company entered into another similar private label program with Apria Healthcare during 2009 and continues to pursue other opportunities within this area as the Company believes private label marketing channels facilitate greater revenue growth.

▪
In 2009, the Company commercialized its MedSmart medication and management system and for the six months ended June 30, 2010, the Company generated approximately $62,000 of increased product sales as compared to the same period in 2009.  The Company plans to launch an aggressive advertising campaign to promote its MedSmart medication and management system, commencing in the second half of 2010 and as a result anticipates increased revenue being generated from this product

These increases in service and product revenue were partially offset by a decrease in product sales of its enhanced senior living products of approximately $126,000 as a result of the housing and credit crisis encountered in the economy.

TBCS

The increase in revenues of approximately $75,000, or 1%, for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to:

▪
The Company realized an increase in revenue within its non-traditional day-time service offering of approximately $753,000 for the six months ended June 30, 2010 as compared to the same period in the prior year primarily due to certain hospital organizations expanding their services with us.  In addition to a recently executed agreement with a hospital organization, the Company anticipates further service expansion from the existing hospital solution customers throughout 2010 and into 2011.

This increase in revenue was partially offset by a decrease in revenue from its traditional after hours service of approximately $554,000 for the six months ended June 30, 2010 as compared to the same period in the prior year due to customer attrition. The customer attrition was primarily the result of the general economic conditions and certain service issues whereby certain customers moved their service in-house or to other alternatives.  The Company has been performing certain re-structuring and re-organizational procedures and strategies to reduce and stabilize the attrition.  In addition, the Company was awarded a one-time project from a State program in the prior year whereby the Company generated approximately $119,000 in revenue which the Company did not perform in the current year.

Additionally, in the second quarter of 2010, the Company executed agreements with a customer relating to pharmaceutical support services projects.  The Company realized approximately $62,000 of revenue in the second quarter of 2010 from one of the projects which commenced in June 2010.  As a result of these agreements, increased revenue within the pharmaceutical support area is anticipated in the third quarter of 2010.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $219,000 for the six months ended June 30, 2010 as compared to the same period in 2009, a decrease of 5%, primarily due to the following:

▪
The Company recorded a decrease in depreciation expense by approximately $85,000 primarily as a result of the Company purchasing its PERS equipment at reduced prices through an alternative supplier as well as purchasing less PERS equipment as compared to prior years.

•
The Company recognized a decrease in product costs of approximately $31,000 primarily due to a corresponding reduction in sales of enhanced senior living products.  This decrease in cost of products sold was partially offset by an increase in cost of products sold related to MedSmart medication and management systems which was commercialized in 2009.

•	The Company realized a decrease of approximately $57,000 in costs primarily related to testing, repairs and upgrades associated with the Company’s PERS and MedSmart devices and associated components.

TBCS:

Costs related to services increased by approximately $80,000 for the six months ended June 30, 2010 as compared to the same period in 2009, an increase of 2%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses associated with non-traditional after hours service of approximately $196,000 during the six months ended June 30, 2010 primarily due to a corresponding increase in revenue in this area in 2010 as compared to the same period in prior year.  As the Company continues to grow in this area, we will continue closely monitor the personnel requirements to perform these services effectively.  The Company also incurred increased payroll with respect to account programming which was partially offset by a decrease in the payroll associated with the traditional day time service.

This increase was partially offset by a decrease in communication expense of approximately $72,000 which primarily due to the Company performing a detail analysis with respect to its Pager services which resulted in reduced costs.  In addition, the TBCS division recorded a decrease in rent expense of approximately $50,000 during the first half of 2010 as compared to the same period in the prior year as a result of the TBCS allocating a portion of its rent expense to the HSMS division.   In the last quarter of 2009, the Company relocated the HSMS Customer Service and Emergency Response Center (“ERC”) employees to floor space within the TBCS rented space.  The space previously occupied by the HSMS employees was sublet to an independent third party.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $228,000 for the six months ended June 30, 2010 as compared to the same period in 2009, a decrease of 3%.  The decrease is primarily attributable to the following:

▪
The Company realized a decrease in consulting expense of approximately $217,000 for the first six months of 2010 as compared to the same period in 2009.  This was primarily as a result of the Company incurring consulting expense relating to the upgrade of existing websites and accounting system as well as utilizing sales and public relation consulting firms in prior year.

▪
The Company recognized a decrease in commission expense of approximately $86,000 for the first six months of 2010 as compared to the same period in 2009 primarily due to less commission related referrals incurred in 2010 as compared to prior year.

▪
The Company recorded a decrease in amortization expense of approximately $118,000 for the first six months of 2010 as compared to the same period in 2009 primarily due to certain intangible assets associated with previous telephone answering service acquisitions and a license agreement being fully amortized.

▪
The Company recorded a decrease in research and development expense of approximately $121,000 primarily as a result of the Company incurring charges relating to the research and development with respect to its MedSmart medication and management system during 2009. No such costs were recorded in 2010 as such research and development work had been completed in 2009 and MedSmart has been commercialized.

▪
These decreases were partially offset by an increase in sales and marketing salaries of approximately $270,000 during the first six months of 2010 as compared to the same period in 2009 primarily due to the Company expanding its sales and marketing team during 2010 in an effort to facilitate sales growth.

There were other decreases in selling, general and administrative expenses which arose out of the normal course of business such as utility expense as well as repair and maintenance expense which were partially offset by increases in advertising and convention expenses.  Commencing in the third quarter of 2010, the Company palns to launch an advertising campaign for its PERS and MedSmart products and anticipates that advertising expense will increase significantly in the second half of 2010 and into 2011.

Interest Expense:

Interest expense for the six months ended June 30, 2010 and 2009 was approximately $26,000 and $44,000, respectively.  The decrease of $18,000 was as a result of the Company’s loan balance being less in the current year than in the prior year primarily due to the Company continuing to pay down its term loan.  The Company obtained an additional loan in May 2010 for the partial funding of the investment in a limited liability company and as a result interest expense is expected to increase.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the six months ended June 30, 2010 of approximately $116,000 was related to the Company’s investment in Lifecomm LLC in May 2010 which represents the Company’s share of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS for the six months ended June 30, 2010.  The Company anticipates it will continue to incur losses, at an increased level, over the next twelve to eighteen months, at which time it is anticipated that the next generation mobile PERS will be completed and commercialized.

Other Income:

Other income for the six months ended June 30, 2010 and 2009 was approximately $59,000 and $116,000, respectively. The decrease in other income was primarily the result of the Company receiving approximately $73,000 with respect to a training incentive from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis during the first six months of 2009.  These incentives were not provided for in the first six months of 2010.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the six months ended June 30, 2010 was approximately $2,729,000 as compared to $2,343,000 for the same period in 2009. The increase of $386,000 for the six months ended June 30, 2010 primarily resulted from an increase in the Company's revenue as well as a decrease in the Company’s costs related to services and product sales, selling, general and administrative costs and interest expense which were partially offset by an increase in equity in net loss from investment in limited liability company and a decrease in other income.

Liquidity and Capital Resources

The Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable in equal monthly principal installments of $50,000 over five years commencing January 2006.  This term loan was paid in full during the second quarter of 2010 without any prepayment charge.

In March 2006 and December 2006, the Company’s credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance certain acquisitions.  These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.  The term loan which was entered into in March 2006 was paid in full during the second quarter of 2010 without any prepayment charge.

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

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.  In June 2010, the term of the revolving credit line was extended through June 2013.

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance the Company’s investment in Lifecomm, as described in more detail under Part II, Item 5 of this Form 10-Q.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of June 30, 2010 and 2009, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$2,420,000	$660,000	$1,360,000	$400,000
Operating Leases (b)	$7,558,667	$1,134,098	$3,029,032	$1,808,083	$1,587,454
Purchase Commitments (c)	$639,801	$639,801
Interest Expense (d)	$245,196	$70,081	$159,503	$15,612
Total Contractual Obligations	$11,613,664	$2,503,980	$5,298,535	$2,223,695	$1,587,454

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2011 and 2015.

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $3.4 million for the six months ended June 30, 2010, as compared to approximately $4.6 million for the same period in 2009.  During 2010, the cash provided by operating activities was primarily from net earnings of approximately $1.6 million and depreciation and amortization of approximately $1.8 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.  During 2009, the cash provided by operating activities was primarily from net earnings of approximately $1.4 million, depreciation and amortization of approximately $2.0 million, an increase in accounts payable and accrued expenses of approximately $0.4 million and a decrease in accounts receivable of approximately $0.4 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.

Net cash used in investing activities was approximately $4.5 million for the six months ended June 30, 2010 as compared to approximately $0.7 million for the same period in 2009.  The primary component of net cash used in investing activities in 2010 was the $4.1 million investment in a limited liability company for the development of the next generation mobile PERS system and capital expenditures of approximately $0.4 million.  The primary component of net cash used in investing activities in 2009 was capital expenditures of approximately $.07 million, net of deposits on equipment being transferred to fixed assets.  Capital expenditures for both 2010 and 2009 primarily related to the continued production and purchase of the traditional PERS systems.

Cash flows used in financing activities for the six months ended June 30, 2010 were approximately $0.3 million compared to $1.3 million for the same period in 2009.  The components of cash flow used in financing activities in 2010 were the payment of long-term debt of approximately $1.3 million and the payment of a special dividend, which was declared on December 16, 2009, of approximately $0.9 million.  These financing cash outflow in 2010 were partially offset by the proceeds from long-term debt of $2.0 million which was obtained for the purpose of partially funding the investment in a limited liability company.  The primary component of cash flow used in financing activities in 2009 was the payment of long-term debt of approximately $1.2 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $1.25 – $1.75 million for the production and purchase of traditional PERS systems, MedSmart medication and management systems, and telehealth systems, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand.  The Company plans to incur approximately $1.0 - $1.5 million of advertising expense for promotional campaigns related to its PERS and MedSmart medication and management systems.  The Company also anticipates incurring approximately $0.1 - $0.2 million of costs primarily relating to research and development of its telehealth products.

As of June 30, 2010, the Company had approximately $4.0 million in cash and the Company’s working capital was approximately $9.0 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash flow needs for working capital and capital expenditures for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2013 that permits borrowings up to $2.5 million, of which $750,000 was outstanding at June 30, 2010.

Off-Balance Sheet Arrangements:

As of June 30, 2010, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources  that is material to investors.

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

The Company recorded a loss from investment in limited liability company of $116, 127 as of June 30, 2010.  This represents the Company's share, based on the equity method, of loss relating to this investment.  The loss primarily relates to research and development as well as other selling general and administrative fees incurred for the development of the next generation mobile PERS.  As the development continue to progress, the Company expects it will continue to incur looses at greater levels over the next twelve to eighteen months, at which time it is anticipated the next generation mobile PERS will be completed and commercialized.

In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.

In connection with the formation of Lifecomm, the Company entered into a Value Added Reseller Agreement (“VAR Agreement”) with Lifecomm.  Under the VAR Agreement, the Company will be a reseller of the Mobile PERS Solution in the United States, as well as a preferred provider of the emergency assistance call center (“EACC”) component of the Mobile PERS Solution provided by Lifecomm to customers.  The Company will be the sole provider of the EACC to the customers to whom it resells the Mobile PERS Solution.  The term of the VAR Agreement is perpetual, subject to termination as set forth therein.  The VAR Agreement contains standard indemnification provisions for agreements of this nature

Recent Accounting Pronouncements:

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $581,000 as of June 30, 2010, which is equal to 8.7% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $67,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $67,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $160,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $155,000 per annum.

Valuation of Goodwill
Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,294,281 and $10,255,983 at June 30, 2010 and December 31, 2009, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards
Stock based compensation is recorded in accordance with ASC Topic 718 (formerly FASB Statement No. 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $160,000 and $179,000 for the six months ended June 30, 2010 and 2009, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At June 30, 2010 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities.  Interest on the outstanding balances on our term loans and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively.  As of June 30, 2010, we had outstanding debt with an aggregate face amount of approximately $3,170,000, all of which is variable rate borrowings.  As of June 30, 2010, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense for the remainder of fiscal 2010 by approximately $15,000. Our ability to carry out our business plan to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010 with the Securities and Exchange Commission and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Commission on  May 17, 2010.

Item 5. Other Information

On August 11, 2010, the Company issued a press release announcing its financial results for the quarter ended June 30, 2010.  A copy of such press release is attached hereto as Exhibit 99.1.

On August 11, 2010, the Company issued a press release announcing guidance for the fiscal years ending December 31, 2010 and December 31, 2011.  A copy of such press release is attached hereto as Exhibit 99.2.

Also on August 11, 2010, the Company hosted a conference call and webcast (the "Call") to discuss its financial results for the quarter ended June 30, 2010, guidance for fiscal 2010, longer term outlook for 2011, and other business trends.  A copy of the transcript of the Call is attached hereto as Exhibit 99.3.

In accordance with General Instruction B.2., the foregoing information is furnished pursuant to Item 2.02 and Item 8.01 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.  The information disclosed under Item 2.02 and Item 8.01 of Form 8-K shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by a specific reference in such filing.

On June 29, 2010, the Company entered into Amendment No. 14 and Waiver to the Credit Agreement, dated as of May 20, 2002, as thereafter amended from time to time, by and between the Company and JPMorgan Chase Bank, N.A., as successor-in-interest to The Bank of New York.   Under the terms of this amendment, the term of the revolving credit line under this credit agreement was extended through June 30, 2013.

Item 6.  Exhibits .

No.	Description

10.1
Limited Liability Company Agreement of Lifecomm LLC (confidential treatment will be requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and will be filed separately with the Securities and Exchange Commission)

10.2
Value Added Reseller Agreement made and entered into as of the 12th day of May, 2010 by and between American Medical Alert Corp. and Lifecomm LLC. (confidential treatment will be requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and will be filed separately with the Securities and Exchange Commission)

10.3
Amendment No. 13 and Waiver, dated as of May 12, 2010, to the Credit Agreement, dated as of May 20, 2002, as thereafter amended from time to time, by and between American Medical Alert Corp. and JPMorgan Chase Bank, N.A., as successor-in-interest to The Bank of New York.

10.4
Amendment No. 14 and Waiver, dated June 29, 2010, to the Credit Agreement, dated as of May 20, 2002, as thereafter amended from time to time, by and between American Medical Alert Corp. and JPMorgan Chase Bank, N.A., as successor-in-interest to The Bank of New York.

10.5
Waiver, dated as of July 12, 2010 to the Credit Agreement, dated as of May 20, 2002, as thereafter amended from time to time, by and between American Medical Alert Corp. and JPMorgan Chase Bank, N.A., as successor-in-interest to The Bank of New York.

15.1
Letter from Margolin, Winer & Evens LLP, the independent accountant of the Company, acknowledging awareness of the use in a registration statement of a report on the unaudited interim financial information in this quarterly report.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	Press release of American Medical Alert Corp., issued on August 11, 2010.

99.2	Press release of American Medical Alert Corp., issued on August 11, 2010.

99.3	Transcript of conference call and webcast held on August 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: August 16, 2010	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer