Form 10-Q
period 2010-09-30
AMERICAN MEDICAL ALERT CORP
filed 2010-11-15
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-8635

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,568,179 shares of $.01 par value common stock as of November 12, 2010.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Oceanside, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2010 and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2010 and 2009 and cash flows for the nine-months ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 15, 2010

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	Dec. 31, 2009
ASSETS
CURRENT ASSETS
Cash	$3,698,075	$5,498,448
Accounts receivable (net of allowance for doubtful accounts of $598,000 and $582,500)	6,544,740	6,277,247
Inventory	1,127,382	1,105,727
Prepaid income taxes	297,858	134,081
Prepaid expenses and other current assets	405,762	345,465
Deferred income taxes	248,000	419,000

Total Current Assets	12,321,817	13,779,968

FIXED ASSETS
(net of accumulated depreciation and amortization)	7,573,791	8,756,827

OTHER ASSETS
Intangible assets (net of accumulated amortization of $6,746,542 and $6,080,825)	1,650,294	2,026,011
Goodwill (net of accumulated amortization of $58,868)	10,742,493	10,255,983
Investment in limited liability company	3,642,824	-
Other assets (including inventory of $361,205 in 2010)	1,301,219	1,009,835
	17,336,830	13,291,829
TOTAL ASSETS	$37,232,438	$35,828,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$660,000	$1,301,667
Accounts payable	896,429	621,235
Accrued expense – acquisitions	103,600	35,048
Accrued expenses	1,915,370	1,698,320
Dividends payable	-	950,364
Deferred revenue	265,389	227,004
Total Current Liabilities	3,840,788	4,833,638

DEFERRED INCOME TAX LIABILITY	1,064,000	1,235,000
LONG-TERM DEBT, Net of Current Portion	2,330,001	1,195,000
CUSTOMER DEPOSITS	111,524	126,449
ACCRUED RENTAL OBLIGATION	561,492	522,154
ACCRUED EXPENSE – ACQUISITIONS	96,400	-
TOTAL LIABILITIES	8,004,205	7,912,241

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,610,723 shares in 2010 and 9,568,087 shares in 2009	96,107	95,681
Additional paid-in capital	16,541,573	16,296,615
Retained earnings	12,727,130	11,660,664
	26,364,810	28,052,960
Less treasury stock, at cost (48,573 shares in 2010 and 2009)	(136,577)	(136,577)
Total Shareholders’ Equity	29,228,233	27,916,383
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,232,438	$35,828,624

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Services	$29,070,455	$28,862,812
Product sales	562,325	723,638
	29,632,780	29,586,450
Costs and Expenses (Income):
Costs related to services	13,342,562	13,519,360
Costs of products sold	260,253	335,692
Selling, general and administrative expenses	12,134,682	12,238,349
Interest expense	45,258	61,632
Equity in net loss from investment in limited liability company	507,512	-
Other income	(77,468)	(172,363)

Income before Provision for Income Taxes	3,419,981	3,603,780

Provision for Income Taxes	1,402,000	1,478,000

NET INCOME	$2,017,981	$2,125,780

Net income per share:
Basic	$.21	$.22
Diluted	$.21	$.22

Weighted average number of common shares outstanding:
Basic	9,544,931	9,472,938

Diluted	9,842,901	9,689,676

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
Services	$9,805,692	$9,846,058
Product sales	203,696	292,097
	10,009,388	10,138,155
Costs and Expenses (Income):
Costs related to services	4,464,062	4,533,987
Costs of products sold	92,423	136,558
Selling, general and administrative expenses	4,369,598	4,245,159
Interest expense	18,991	17,330
Equity in net loss from investment in limited liability company	391,385	-
Other income	(17,777)	(56,024)

Income before Provision for Income Taxes	690,706	1,261,145

Provision for Income Taxes	283,000	517,000

NET INCOME	$407,706	$744,145

Net income per share:
Basic	$.04	$.08
Diluted	$.04	$.08

Weighted average number of common shares outstanding
Basic	9,559,005	9,495,036

Diluted	9,858,343	9,756,468

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:

Net income	$2,017,981	$2,125,780

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,794,776	3,058,536
Loss on write off of fixed assets	-	(11,409)
Stock compensation charge	197,990	318,805
Equity in net loss from investment in limited liability company	507,512	-
Decrease (increase) in:
Accounts receivable	(252,729)	(176,098)
Inventory	(277,384)	(450,461)
Prepaid income taxes	(163,777)	(25,823)
Prepaid expenses and other current assets	(104,251)	81,646
Increase (decrease) in:
Accounts payable, accrued expenses and other	516,657	892,717
Deferred revenue	38,385	15,105

Net Cash Provided by Operating Activities	5,275,160	5,828,798

Cash Flows From Investing Activities:
Expenditures for fixed assets	(913,151)	(897,072)
Repayment of notes receivable	-	21,117
Deposit on equipment	-	(142,369)
Purchase of Alpha Message Center, Inc.	(577,977)	-
Purchase – other	-	(23,167)
Payment of Investment in limited liability company	(4,150,336)	-
Proceeds from sales of fixed assets	-	11,800
Decrease in other assets	4,798	(56,644)

Net Cash Used In Investing Activities	(5,636,666)	(1,086,335)

Cash Flows From Financing Activities:
Proceeds from long-term debt	2,000,000	-
Repayment of long-term debt	(1,506,666)	(1,518,282)
Payment of accrued expense - acquisitions	(73,346)	(151,600)
Proceeds upon exercise of stock options	47,394	-
Payment of loan financing costs	(4,370)	-
Dividends paid	(1,901,879)	-

Net Cash Used In Financing Activities	(1,438,867)	(1,669,882)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Net Increase (decrease) in Cash	$(1,800,373)	$3,072,581

Cash, Beginning of Period	5,498,448	2,473,733

Cash, End of Period	$3,698,075	$5,546,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$42,699	$60,473

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$1,551,769	$1,201,969

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued Expense – acquisitions / additional goodwill
- American Mediconnect Inc.	$38,298	$226,140
- Alpha Message Center, Inc.	200,000	-

Other assets, deposits on equipment transferred to fixed assets	$21,875	$221,719

Other assets, deposits on product transferred to inventory	$105,476	$-

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in American Medical Alert Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.”  All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the nine months ended September 30, 2010 and 2009.

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

The results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

No options were granted during the nine month period ended September 30, 2010 and the Company granted options to purchase 15,000 shares of common stock during the nine month period ended September 30, 2009.

The following tables summarize stock option activity for the nine months ended September 30, 2010 and 2009.

	2010
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	894,785	$4.29
Granted	-	-
Exercised	(11,513)	4.12
Expired/Forfeited	(30,000)	6.49

Balance at September 30	853,272	$4.22	1.82	$1,669,401

Vested and exercisable	825,572	$4.16	1.74	$1,662,347

	2009
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value

Balance at January 1	877,235	$4.25
Granted	15,000	5.72
Exercised	-	-
Expired/Forfeited	(6,975)	5.30

Balance at September 30	885,260	$4.27	2.73	$1,553,992

Vested and exercisable	874,260	$4.25	2.70	$1,552,122

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was $29,074. No options were exercised during the nine months ended September 30, 2009.  There were 27,700 and 11,000 nonvested stock options outstanding as of September 30, 2010 and 2009, respectively.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months	Three Months
	Ended September 30,	Ended September 30
	2010	2009
Stock options	$8,000	$-
Stock grants – other	64,663	77,053
Service based awards	32,037	33,845
Performance based awards	(67,129)	29,400
Tax benefit	(15,393)	(57,526)
Stock-based compensation expense, net of tax	$22,178	$82,772

	Nine Months	Nine Months
	Ended September 30,	Ended September 30
	2010	2009
Stock options	$8,000	$6,250
Stock grants – other	86,422	122,820
Service based awards	96,109	101,535
Performance based awards	7,459	88,200
Tax benefit	(81,165)	(130,750)
Stock-based compensation expense, net of tax	$116,825	$188,055

Stock Grants - Other

Effective January 1, 2010, the non-employee members of the Board of Directors have an option to elect at the beginning of each calendar year to receive either shares of common stock or cash as compensation for services provided, at the end of each quarter, as members of the Board of Directors and other committees. Prior to 2010, the non-employee members of the Board of Directors were granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  Share grants issued vest immediately, but are subject to a one year restriction on transfer.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007 and January 2009 the Company granted 50,000, 22,000 and 12,000 (net of 9,500 shares waived by an executive) restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 3 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. As of September 30, 2010 and 2009 there were 63,000 and 41,000 shares vested, respectively.  The aggregate grant date fair value of restricted stock grants was $547,660. As of September 30, 2010 and 2009, the Company had $34,154 and $200,326, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of three months.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares is contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next four fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) is based on the closing trading value of the Company’s stock on the date of grant and assumes that performance goals will be achieved.  The fair value of the shares is expensed over the performance period for those shares that are expected to ultimately vest.  If such objectives are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  As of September 30, 2010 and 2009, 57,250 and 29,750 shares were vested, respectively.  As of September 30, 2010 and 2009, there was $37,294 and $177,000, respectively, of total unrecognized compensation costs related to nonvested share awards; that cost is expected to be recognized over a period of three months.

5.	Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2010 and 2009 is presented in conformity with ASC Topic 250 (formerly SFAS No. 128, Earnings Per Share).

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
Nine Months Ended September 30, 2010	(Numerator)	(Denominator)	Amounts

Basic EPS - Income available to common stockholders	$2,017,981	9,544,931	$.21
Effect of dilutive securities - Options and warrants	-	297,970
Diluted EPS - Income available to common stockholders and assumed conversions	$2,017,981	9,842,901	$.21

Three Months Ended September 30, 2010

Basic EPS -Income available to common stockholders	$407,706	9,559,005	$.04
Effect of dilutive securities - Options and warrants	-	299,338
Diluted EPS - Income available to common stockholders and assumed conversions	$407,706	9,858,343	$.04

Nine Months Ended September 30, 2009

Basic EPS - Income available to common stockholders	$2,125,780	9,472,938	$.22
Effect of dilutive securities - Options	-	216,738
Diluted EPS - Income available to common stockholders and assumed conversions	$2,125,780	9,689,676	$.22

Three Months Ended September 30, 2009

Basic EPS -Income available to common stockholders	$744,145	9,495,036	$.08
Effect of dilutive securities - Options	-	261,432
Diluted EPS - Income available to common stockholders and assumed conversions	$744,145	9,756,468	$.08

6.	Acquisition:

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (collectively “Alpha”), a New Jersey based company, provider of telephone after-hours answering and pager services. The purchase price of this acquisition consists of an initial cash payment of $577,977 and an accrual of $200,000 for estimated additional purchase price consideration to be paid over the next two years, based upon fourteen percent (14%) of the cash collected by the Company, excluding sales taxes, from certain revenue generated from Alpha.  The Company also incurred finder and professional fees of approximately $57,000, which are included in selling, general and administrative expenses.  The results of operations of Alpha are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Account Receivable	$14,765
Fixed assets	25,000
Non-compete agreement	15,000
Customer list	275,000
Goodwill	448,212
Cost to acquire Alpha	$777,977

The purchase price of the acquisition exceeded the fair value of the identifiable net assets acquired inasmuch as the acquisition was consummated to enable the Company to strengthen its position in the area where it was already operating.  Furthermore, the acquisition was done for the business' future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible assets.

On a pro forma basis, had Alpha acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

7.	Goodwill:

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the nine months ended September 30, 2010 and 2009 are as follows:

Nine Months Ended September 30, 2010

Balance as of January 1, 2010	$10,255,983
Additional Goodwill	486,510

Balance as of September 30, 2010	$10,742,493

Nine Months Ended September 30, 2009

Balance as of January 1, 2009	$9,996,152
Additional Goodwill	226,140

Balance as of September 30, 2009	$10,222,292

The addition to goodwill during the nine months ended September 30, 2010 consists of $448,212 which relates to the acquisition of Alpha Message Center, Inc.  in September 2010 and $38,298 which relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.  The addition to goodwill during the nine months ended September 30, 2009 relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

8.	Investment in limited liability company:

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $150,336 in professional fees to acquire a minority interest in the new company, Lifecomm LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  See Note 9 below.

The Company recorded a loss from investment in limited liability company of $507,512 for the nine months ended September 30, 2010.

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

9.	Long-term Debt:

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

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance an investment relating to the development of a mobile PERS system.  See Note 8 above.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of September 30, 2010, June 30, 2010 and March 31, 2010, the Company was in compliance with its financial covenants in its loan agreement.  As of September 30, 2009, June 30, 2009 and March 31, 2009, the Company was in compliance with its financial covenants in its loan agreement.

10.	Dividends:

On December 16, 2009, the Company declared a dividend in the amount of $0.10 per share, or $950,364, which was accrued as of December 31, 2009.  The dividend was payable to the shareholders of record as of December 28, 2009.  The dividend was paid on January 15, 2010.

On July 19, 2010, the Company declared a dividend in the amount of $0.10 per share, or $951,515, which was payable to the shareholders of record as of September 13, 2010.  The dividend was paid on September 29, 2010.

11.	Segment Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2010 and 2009:

	2010

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2010
Revenue	$15,412,503	$14,220,277	$29,632,780
Income before provision for income taxes	2,148,705	1,271,276	3,419,981
Total assets	17,823,172	19,409,266	37,232,438

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2010
Revenue	$5,178,607	$4,830,781	$10,009,388
Income before provision for income taxes	242,563	448,143	690,706

	2009

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2009
Revenue	$15,439,122	$14,147,328	$29,586,450
Income before provision for income taxes	2,433,580	1,170,200	3,603,780
Total assets	15,509,415	20,842,515	36,351,930

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2009
Revenue	$5,303,770	$4,834,385	$10,138,155
Income before provision for income taxes	788,403	472,742	1,261,145

12.	Commitments and Contingencies:

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

The following discussion and analysis provides information which management of American Medical Alert Corp. (referred to herein as “AMAC”, the “Company”, “we”, “our” or “us”) believes is relevant to an assessment and understanding of our results of operations and financial condition.  This discussion and analysis should be read in conjunction with the consolidated financial statements contained in our latest Annual Report on Form 10-K for the year ended December 31, 2009, as well as the quarterly Condensed Consolidated Financial Statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to government regulation, our ability to keep up with technological changes, our expansion plans and product liability risks.  Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

About TBCS

Telephony Based Communication Services (TBCS)

AMAC’s TBCS division offers call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ advanced telephony technology and information systems to develop services. In addition to technology, a critical component for expansion is the Company’s professionally trained call agent staff.  The overall infrastructure has allowed AMAC to expand its services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings.  For the nine months ended September 30, 2010, the TBCS segment accounted for 48% of the Company’s gross revenues.  The Company’s TBCS division is comprised of three service offerings:

After Hours Answering Services

AMAC’s after hours services are classified as essential call center services. Basic services in this offering include traditional after hour answer and customized message delivery options, contact lists and on-call schedule management, all of which can be updated at the client’s convenience using the OnCall web portal.  Through this portal, clients can also access the account’s call history, specifications and messages. Enhanced a la carte services including daytime overflow and broadcast messaging services which have proven to enhance value and facilitate stronger patient provider relations.

Concierge Services/Non-traditional Daytime Solutions

AMAC’s Concierge Services focus on the delivery of non-traditional enhanced communications and help to streamline workflow within provider organizations. These solutions primarily serve hospitals and health plans. Services range from supporting insurance eligibility verification programs; to enhancing patient self care activities via post discharge follow-up programs, to specialized Emergency Department programs with strict reach guidelines to facilitate better treatment and care. Through more efficient and effective call processing, these solutions improve patient satisfaction, reduce cost, and increase revenue by maximizing the ratio of patients to available resources.

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

The Company has completed eleven acquisitions to date to facilitate growth within the TBCS division. For the remainder of 2010, the Company will focus on growing this segment through internally driven sales and marketing efforts and will also continue to search for additional acquisition opportunities.

Operating Segments

For the nine months ended September 30, 2010, HSMS accounted for 52% of the Company’s revenue and TBCS accounted for 48% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunities. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complementary nature of if its operating divisions, management believes the Company’s outlook is very positive. Management also believes that while the details of the newly enacted healthcare legislation is awaiting regulation, the Company’s products and services should be in greater demand over the next several years.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the nine and three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,

In thousands (000’s)	2010	%	2009	%	2010	%	2009	%
Revenues
HSMS	5,178	52%	5,304	52%	15,413	52%	15,439	52%
TBCS	4,831	48%	4,834	48%	14,220	48%	14,147	48%

Total Revenues	10,009	100%	10,138	100%	29,633	100%	29,586	100%

Cost of Services and Goods Sold
HSMS	1,969	38%	2,152	41%	6,037	39%	6,438	42%
TBCS	2,587	54%	2,519	52%	7,566	53%	7,417	53%

Total Cost of Services and Goods Sold	4,556	46%	4,671	46%	13,603	46%	13,855	47%

Gross Profit
HSMS	3,209	62%	3,152	59%	9,376	61%	9,001	58%
TBCS	2,244	46%	2,315	48%	6,654	47%	6,730	47%

Total Gross Profit	5,453	54%	5,467	54%	16,030	54%	15,731	53%

Selling, General & Administrative	4,370	44%	4,245	42%	12,135	41%	12,238	41%
Interest Expense	19	-%	17	-%	45	-%	62	-%
Equity in net loss from investment in limited liability company	391	4%	-	-	507	2%	-	-
Other Income	(18)	-%	(56)	(1)%	(77)	-%	(173)	(1)%

Income before Income Taxes	691	7%	1,261	12%	3,420	12%	3,604	12%

Provision for Income Taxes	283		517		1,402		1,478

Net Income	408		744		2,018		2,126

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, decreased approximately $126,000, or 2%, for the three months ended September 30, 2010 as compared to the same period in 2009.  The decrease is primarily attributed to the following factors:

▪
The Company realized a decrease in product sales of approximately $88,000 as compared to the same period in 2009.  Due to the general decline in the economy, the Company recorded fewer sales of its senior living products of approximately $33,000 and decreased sales of its pill dispensers of approximately $55,000 as compared to the same quarter in prior year.  The Company commenced a direct to consumer advertising campaign for its MedSmart device and it is anticipated that increased revenue will be generated from the sale of this product moving forward.

▪
The Company realized a decrease in service revenue of approximately $59,000 from a managed care organization as a result of state funding being cancelled under their program.  Nevertheless, the Company has been able to maintain many of the existing subscribers who were associated with this organization at reduced rates.  This decrease was partially offset by the continued increase in service revenue generated from its agreement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumers.  The revenue increase from this program was approximately $37,000 during the three months ended September 30, 2010 as compared to the same period in 2009.  As the Company believes that greater revenue growth can be facilitated from private label marketing channels, the Company continues to pursue opportunities in the private label program similar to Walgreen and is launching an advertising campaign under the Walgreen brand name.

    TBCS

The decrease in revenues of approximately $3,000, or less than 1%, for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to:

▪
The Company realized a decrease in revenue from its traditional after-hours service of approximately $367,000 for the three months ended September 30, 2010 as compared to the same period in prior year due to customer attrition resulting primarily from general  economic conditions and certain service issues.  The Company has been performing certain restructuring and reorganizational procedures and strategies to reduce and stabilize customer attrition

▪
This decrease was partially offset by an increase in revenue within its non-traditional day-time service offering of approximately $345,000 for the three months ended September 30, 2010 as compared to the same period in prior year primarily due to certain hospital organizations expanding their services.  Based on a recently executed agreement with a new hospital organization and through further service expansion from existing hospital solution customers, the Company anticipates it will continue to realize growth in this area in the remainder of 2010 and into 2011.

While the Company realized minimal growth within its pharmaceutical support offerings for the three months ended September 30, 2010 as compared to the same period in 2009, the Company has executed certain agreements with pharmaceutical companies whereby projects will commence in the fourth quarter of 2010 and into 2011; and as a result, revenue is anticipated to increase in this area.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold decreased by approximately $183,000 for the three months ended September 30, 2010 as compared to the same period in 2009, a decrease of 9%, primarily due to the following:

•	Product costs decreased by approximately $44,000 as compared to the same quarter in prior year primarily due to a corresponding reduction in sales of its senior living products.

▪
The Company’s depreciation expense decreased by approximately $39,000 primarily as a result of the Company purchasing its PERS equipment at reduced prices through an alternative supplier as well as purchasing less PERS equipment in the current and prior years.

•
The Company realized a decrease of approximately $41,000 in payroll expense associated with field technicians and emergency response center personnel.  This was a result of the Company incurring a reduced number of installations and fewer services required by field technicians.  In addition, as part of the Company’s continuing effort to evaluate its operational efficiencies and structuring of its emergency response centers, the Company has been able to reallocate and reduce the number of personnel required to operate its call centers. The Company will continue to evaluate personnel levels and based on the operational needs will adjust its resources accordingly.

  TBCS

Costs related to services and goods sold increased by approximately $68,000 for the three months ended September 30, 2010 as compared to the same period in 2009, an increase of 3%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses of approximately $30,000 during the three months ended September 30, 2010 as compared to the same period in prior year.  This was primarily a result of an increase in payroll expense associated with non-traditional day time service due to a corresponding increase in call volume and revenue in this area. As the Company continues to grow revenues in this area, the personnel requirements will continue to be closely monitored to perform these services effectively.  The Company also incurred increased payroll with respect to account programming which was partially offset by a decrease in the payroll associated with the traditional day time service.

▪
The Company incurred costs of approximately $76,000 in developing reports with certain requirements relating to a specific project for a new customer within the pharmaceutical support service area. The project commenced in third quarter of 2010.

These increases were partially offset by a decrease in communication expense of approximately $15,000 which was primarily due to the Company performing a detailed analysis with respect to its pager services resulting in reduced costs for pager expense which was partially offset by an increase in telephone expense primarily due to the increase in non-traditional business.  In addition, TBCS recorded a decrease in rent expense of approximately $17,000 during the third quarter of 2010 as compared to the same period in the prior year as a result of the TBCS division allocating a portion of its rent expense to the HSMS division.   In the last quarter of 2009, the Company relocated the HSMS Customer Service and Emergency Response Center (“ERC”) employees to floor space within the TBCS rented space.  The space previously occupied by the HSMS employees was sublet to an independent third party.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $125,000 for the three months ended September 30, 2010 as compared to the same period in 2009, an increase of 3%.  The increase was primarily attributable to the following:

▪
The Company realized an increase in sales and marketing salaries of approximately $202,000 during the third quarter of 2010 as compared to the same period in 2009 primarily due to the Company’s expansion of its sales and marketing team during 2010 in an effort to facilitate sales growth.

▪
The Company recorded an increase of advertising expense of approximately $295,000 during the third quarter of 2010 as compared to the same period in 2009.  This was primarily as a result of the Company commencing an advertising campaign for its MedSmart product during third quarter of 2010.  The Company anticipates that this advertising campaign will continue for the remainder of 2010 and into 2011.

These increases were partially offset by the following:

▪
As part of certain executive’s employment agreements, there are provisions which call for different levels of cash and stock performance incentives to be paid based on corresponding levels of Earnings before Interest and Taxes (EBIT) thresholds being met.  In connection with the Company’s investment in a limited liability company, it is required to record its share of income or losses from this investment. As a result of the losses recorded to date and the current trend of the losses to be recorded for the remainder of the year, the company adjusted its EBIT estimates downward resulting in a decrease in stock incentive expense of approximately $98,000 during the three months ended September 30, 2010 as compared to the same period in the prior year.

▪
The Company realized a decrease in consulting expense of approximately $34,000 for the three months ended September 30, 2010 as compared to the same period in 2009.  During 2009, the Company engaged outside consultants for sales promotion and public relations, which were not utilized to the same extent during 2010.

▪
The Company recognized a decrease in commission expense of approximately $41,000 for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to less commission related referrals related to the PERS product in 2010 as compared to prior year.

▪
The Company recorded a decrease in amortization expense of approximately $39,000 for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to certain intangible assets associated with previous telephone answering service acquisitions and a license agreement being fully amortized.

▪
The Company realized a decrease in bad debt expense of approximately $40,000 for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to the Company tightening its policies with respect to collections as well as recovery of certain amounts previously written off.

▪
The Company realized a decrease in administrative salaries of approximately $45,000 as there was a reduction of personnel at the senior level of the Company’s administration department at the end of 2009.

Interest Expense:

Interest expense for the three months ended September 30, 2010 and 2009 was approximately $19,000 and $17,000, respectively.  The increase of $2,000 was as a result of the Company obtaining an additional loan in May 2010 for the partial funding of the investment in limited liability company offset by the pay down of its existing term loans.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the three months ended September 30, 2010 of approximately $391,000 was related to the Company’s May 2010 investment in Lifecomm.  This loss represents the Company’s equity share of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  The Company anticipates that its share of equity loss over the next several quarters will increase and continue over the next twelve to fifteen months, at which time it is anticipated that the next generation mobile PERS will be completed and commercialized.

Other Income:

Other income for the three months ended September 30, 2010 and 2009 was approximately $18,000 and $56,000, respectively, which primarily consists of miscellaneous income.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2010 was approximately $691,000 as compared to $1,261,000 for the same period in 2009. The decrease of $570,000 for the three months ended September 30, 2010 primarily resulted from the equity in net loss from investment in limited liability company and an increase in selling, general and administrative costs.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues:

    HSMS

Revenues, which consist primarily of monthly rental revenues, decreased approximately $26,000, or less than 1%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease was primarily attributed to the following factors:

▪
The Company sold less of its senior living products by approximately $154,000 as compared to the same period in the prior year which was primarily due to the general decline in the economy.  This decrease was partially offset by an increase in sales of its MedSmart medication medical system which the Company commercialized in 2009.  The Company commenced a direct to consumer advertising campaign for its MedSmart device and it is anticipated that increased revenue will be generated from the sale of this product moving forward.

▪
The Company experienced revenue growth in its PERS business-to-business service of approximately $346,000 primarily from its existing third party reimbursement and long-term care programs as well as execution of new agreements.  This increase in service revenue was primarily partially offset by a decrease of approximately $326,000 in service revenue from a managed care organization as a result of state funding being cancelled under their program.  The Company has been able to maintain many of the existing subscribers who were associated with this organization at reduced rates.

▪
The Company continued to realize increased revenue from its agreement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumers.  The revenue increase from this program accounted for approximately $151,000 during the nine months ended September 30, 2010 as compared to the same period in 2009.  As the Company believes that greater revenue growth can be facilitated from private label marketing channels, the Company continues to pursue other opportunities in the private label program such as Walgreen as well as launching an advertising campaign under the Walgreen brand name.

    TBCS

The increase in revenues of approximately $73,000, or 1%, for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to:

▪
The Company realized an increase in revenue within its non-traditional day-time service offering of approximately $1,099,000 for the nine months ended September 30, 2010 as compared to the same period in the prior year primarily due to certain hospital organizations expanding their services with us.  Based on a recently executed agreement with a new hospital organization and through further service expansion from existing hospital solution customers, the Company anticipates it will continue to realize growth in this area in the remainder of 2010 and into 2011.

▪
This increase in revenue was partially offset by a decrease in revenue from its traditional after-hours service of approximately $921,000 for the nine months ended September 30, 2010 as compared to the same period in the prior year due to customer attrition which was primarily the result of the general economic conditions and certain service issues.  The Company has been performing certain restructuring and reorganizational procedures and strategies to reduce and stabilize the attrition.  In addition, the Company was awarded a one-time project from a state program in the prior year whereby the Company generated approximately $119,000 in revenue which the Company did not perform in the current year.

While the Company realized minimal growth within its pharmaceutical offerings for the nine months ended September 30, 2010 as compared to the same period in 2009, the Company has executed certain agreements with pharmaceutical companies whereby projects will commence in the fourth quarter of 2010 and into 2011; and as a result, revenue is anticipated to increase in this area.

Costs Related to Services and Goods Sold:

  HSMS

Costs related to services and goods sold decreased by approximately $401,000 for the nine months ended September 30, 2010 as compared to the same period in 2009, a decrease of 6%, primarily due to the following:

▪
Product costs decreased by approximately $75,000 primarily due to a reduction in sales of its enhanced senior living products, partially offset by an increase in cost of products sold related to MedSmart medication management system which was commercialized in 2009.

▪
The Company recorded a decrease in depreciation expense by approximately $123,000 primarily as a result of the Company purchasing its PERS equipment at reduced prices through an alternative supplier as well as purchasing less PERS equipment in the current and prior years.

•
The Company realized a decrease of approximately $86,000 in payroll associated with field technicians.  This was a result of the Company incurring reduced number of installations and less services required by field technicians.

•
As part of the Company’s continuing effort to evaluate its operational efficiencies and structuring of its emergency response centers, the Company has been able to reallocate and reduce the number of personnel required to operate its call centers.  As a result of realizing these efficiencies, the Company has reduced its payroll expense in this area by approximately $64,000 in 2010.  The Company will continue to evaluate personnel levels and based on the operational needs will adjust its resources accordingly.

•
In addition, the HSMS division recorded a decrease in rent expense of approximately $40,000 during the nine months ended September 30, 2010 as compared to the same period in the prior year as a result of the HSMS division relocating the HSMS Customer Service and Emergency Response Center (“ERC”) employees to floor space within the TBCS rented space The space previously occupied by the HSMS employees was sublet to an independent third party.

These decreases were partially offset by an increase in the payroll costs associated with the Company’s IT personnel in the amount of approximately $88,000.  As the Company looks to update its current systems and to develop new systems, both internally and for clients, the Company has hired additional personnel and reallocated personnel to this division to help facilitate this process.  The Company believes this effort will benefit the Company.

  TBCS:

Costs related to services increased by approximately $149,000 for the nine months ended September 30, 2010 as compared to the same period in 2009, an increase of 2%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses of approximately $216,000 during the nine months ended September 30, 2010 as compared to the same period in prior year.  This was primarily a result of an increase in payroll associated with non-traditional day time service due to a corresponding increase in call volume and revenue in this area.  As the Company continues to grow in this area, the personnel requirements will continue to be closely monitored to perform these services effectively.  The Company also incurred increased payroll with respect to account programming which was partially offset by a decrease in the payroll associated with the traditional after-hours service.

▪
The Company incurred costs of approximately $76,000 in developing reports with certain requirements relating to a specific project for a new customer within the pharmaceutical support service area. The project commenced in the third quarter 2010.

These increases were partially offset by a decrease in communication expense of approximately $51,000 which primarily due to the Company performing a detailed analysis with respect to its pager services resulting in reduced costs for pager expense which was partially offset by an increase in telephone expense primarily due to the increase in non-traditional business.  In addition, the TBCS division recorded a decrease in rent expense of approximately $67,000 during the nine months ended September 30, 2010 as compared to the same period in the prior year as a result of the TBCS division allocating a portion of its rent expense to the HSMS division.   In the last quarter of 2009, the Company relocated the HSMS Customer Service and Emergency Response Center (“ERC”) employees to floor space within the TBCS rented space.  The space previously occupied by the HSMS employees was sublet to an independent third party.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $103,000 for the nine months ended September 30, 2010 as compared to the same period in 2009, a decrease of 1%.  The decrease is primarily attributable to the following:

▪
The Company realized a decrease in consulting expense of approximately $251,000 for the nine months ended September 30, 2010 as compared to the same period in 2009.  During 2009, the Company engaged outside consultants for sales promotion and public relations, which were not utilized to the same extent during 2010.

▪
The Company recognized a decrease in commission expense of approximately $124,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to less commission related referrals related to our PERS product in 2010 as compared to prior year.

▪
The Company recorded a decrease in amortization expense of approximately $158,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to certain intangible assets associated with previous telephone answering service acquisitions and a license agreement being fully amortized.

▪
The Company recorded a decrease in research and development expense of approximately $132,000 primarily as a result of the Company incurring charges relating to the research and development with respect to its MedSmart medication management system during 2009. No such costs were recorded in 2010 as such research and development work had been completed in 2009 and MedSmart has been commercialized.

▪
As part of certain executive’s employment agreements, there are provisions which call for cash and stock performance incentives to be paid based on corresponding levels of Earnings before Interest and Taxes (EBIT) thresholds being met.  In connection with the Company’s investment in limited liability company, it is required to record its share of income or losses from this investment. As a result of the losses recorded to date and the current trend of the losses to be recorded for the remainder of the year, the Company adjusted its EBIT estimates downward resulting in a decrease in stock incentive expense of approximately $86,000 during the nine months ended September 30, 2010 as compared to the same period in the prior year.

▪
The Company realized a decrease in administrative salaries of approximately $135,000 as there was a reduction of personnel at the senior level of the Company’s administration department at the end of 2009.

The decreases were partially offset by the following items:

•
An increase in sales and marketing salaries of approximately $472,000 during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the Company expanding its sales and marketing team during 2010 in an effort to facilitate sales growth.

•
An increase in advertising expense of approximately $327,000 during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the Company commencing an advertising campaign for its MedSmart products during third quarter of 2010.  The Company anticipates that this advertising campaign will continue for the remainder of 2010 and into 2011.

Interest Expense:

Interest expense for the nine months ended September 30, 2010 and 2009 was approximately $45,000 and $62,000, respectively.  The decrease of $17,000 was as a result of the Company’s loan balance being less in the early part of current year as compared to the same period in prior year primarily due to the Company paying down its term loan.  The Company obtained an additional loan in May 2010 for the partial funding of the investment in a limited liability company and as a result interest expense is expected to increase.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the nine months ended September 30, 2010 of approximately $507,000 was related to the Company’s May 2010 investment in Lifecomm LLC.  This loss represents the Company’s equity share of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS for the nine months ended September 30, 2010.  The Company anticipates its share of equity loss over the next several quarters will increase and continue over the next twelve to fifteen months, at which time it is anticipated that the next generation mobile PERS will be completed and commercialized.

Other Income:

Other income for the nine months ended September 30, 2010 and 2009 was approximately $77,000 and $173,000, respectively. The decrease in other income was primarily the result of the Company receiving approximately $73,000 with respect to a training incentive from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis during the nine months ended September 30, 2009.  These incentives were not provided for in the period in 2010.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2010 was approximately $3,420,000 as compared to $3,604,000 for the same period in 2009. The decrease of $184,000 for the nine months ended September 30, 2010 primarily resulted from an increase in equity in net loss from investment in limited liability company and a decrease in other income which were partially offset by an increase in the Company's revenue as well as a decrease in the Company’s costs related to services and product sales; and selling, general and administrative costs.

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

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance the Company’s investment in Lifecomm, as described in more detail in Note 8 of the Company’s financial statements included in Part I, Item 1 of this Quarterly Report on Form 10Q.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is consistent with the previous term loans secured by the Company.

As of September 30, 2010 and 2009, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$2,240,001	$660,000	$1,280,000	$300,001
Operating Leases (b)	$7,648,747	$1,228,020	$3,254,886	$1,807,750	$1,358,091
Purchase Commitments (c)	$745,479	$745,479
Interest Expense (d)	$194,651	$65,787	$124,961	$3,903
Total Contractual Obligations	$11,578,878	$2,699,286	$5,409,847	$2,111,654	$1,358,091

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2013 and 2014.

(b)
–  Operating leases include rental of facilities at various locations within the United States.  These operating leases include the rental of the Company’s call center, warehouse and office facilities.  These operating leases have various maturity dates.  The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease. This lease expires in December 2012.  The Company also leases office space from certain telephone answering service managers.  The leases with these managers expire in December 2012 and March 2015, respectively.

(c)	– Purchase commitments relate to orders for the Company’s traditional PERS system and its MedSmart pill dispenser.

(d)	– Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $5.3 million for the nine months ended September 30, 2010, as compared to approximately $5.8 million for the same period in 2009.  During 2010, the cash provided by operating activities was primarily from net earnings of approximately $2.0 million, depreciation and amortization of approximately $2.8 million and equity in net loss from investment in limited liability company of approximately $0.5 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.  The net loss from investment in limited liability company represents the Company’s equity share of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  During 2009, the cash provided by operating activities was primarily from net earnings of approximately $2.1 million as well as depreciation and amortization of approximately $3.1 million, and increase in accounts payable and accrued expenses of $0.9 million. The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses is primarily due to the timing of payments of expenses in the ordinary course of business.

Net cash used in investing activities was approximately $5.6 million for the nine months ended September 30, 2010 as compared to approximately $1.1 million for the same period in 2009.  The primary component of net cash used in investing activities in 2010 was the $4.1 million investment in a limited liability company for the development of the next generation mobile PERS system; capital expenditures of approximately $0.9 million, net of deposits on equipment being transferred to fixed assets; and $0.6 million for the acquisition of Alpha, a telephone answering company.  The primary component of net cash used in investing activities in 2009 was capital expenditures of approximately $0.9 million, net of deposits on equipment being transferred to fixed assets.  Capital expenditures for both 2010 and 2009 primarily related to the continued production and purchase of the traditional PERS systems.

Cash flows used in financing activities for the nine months ended September 30, 2010 were approximately $1.4 million compared to $1.7 million for the same period in 2009.  The components of cash flow used in financing activities in 2010 were the payment of long-term debt of approximately $1.5 million and the payment of two special dividends, which were declared on December 16, 2009 and July 19, 2010, aggregating approximately $1.9 million.  The cash flow used in financing was partially offset by the proceeds from long-term debt of $2.0 million which was obtained for the purpose of partially funding the investment in a limited liability company.  The primary component of cash flow used in financing activities in 2009 was the payment of long-term debt of approximately $1.5 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $1.25 – $1.75 million for the production and purchase of traditional PERS systems, telehealth systems, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations based on customer demand.  The Company plans to incur approximately $1.25 - $1.75 million of advertising expense for promotional campaigns related to its PERS and MedSmart medication management systems.  The Company also anticipates incurring approximately $0.1 - $0.2 million of costs primarily relating to research and development of its telehealth products.

As of September 30, 2010, the Company had approximately $3.7 million in cash and the Company’s working capital was approximately $8.5 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash flow needs for working capital and capital expenditures for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2013 that permits borrowings up to $2.5 million, of which $750,000 was outstanding at September 30, 2010.

Off-Balance Sheet Arrangements:

As of September 30, 2010, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources  that is material to investors.

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

The Company recorded a loss from investment in limited liability company of $507,512 as of September 30, 2010.  This represents the Company’s share, based on the equity method, of loss relating to this investment.  The loss primarily relates to research and development as well as other selling, general and administrative fees incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects it will continue to incur losses at greater levels over the next twelve to eighteen months, at which time it is anticipated the next generation mobile PERS will be completed and commercialized.

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

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc., a New Jersey based company, provider of telephone after-hour answering and pager services. The purchase price of this acquisition consists of an initial cash payment of $577,977 and an accrual of $200,000 for estimated additional purchase price consideration to be paid over the next two years, based upon fourteen percent (14%) of the cash collected by the Company, excluding sales taxes, from certain revenue generated from Alpha.  The Company also incurred finder and professional fees of approximately $57,000, which are included in selling, general and administrative expenses.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $598,000 as of September 30, 2010, which is equal to 8.4% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $71,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $71,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $163,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $157,000 per annum.

Valuation of Goodwill
Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,742,493 and $10,255,983 at September 30, 2010 and December 31, 2009, respectively.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Awards
Stock based compensation is recorded in accordance with ASC Topic 718 (formerly FASB Statement No. 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $198,000 and $319,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

In the ordinary course of its business the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At September 30, 2010 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities.  Interest on the outstanding balances on our term loans and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively.  As of September 30, 2010, we had outstanding debt with an aggregate face amount of approximately $2,990,000, all of which is variable rate borrowings.  As of September 30, 2010, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense for the remainder of fiscal year 2010 by approximately $7,000. Our ability to carry out our business plan to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except as described below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 31, 2010 with the Securities and Exchange Commission and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Commission on May 17, 2010.

If we fail to successfully manage our new product initiatives, or if we fail to anticipate the issues associated with such initiatives, our business may suffer.

The success of our new product initiatives, including MedSmart and TeleSmart, depends on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products, such as:

•	difficulties faced in manufacturing ramp;
•	customer interest and acceptance;
•	effective management of inventory levels in line with anticipated product demand; and
•	quality problems or other defects in the early stages of new product initiatives that were not anticipated in the design of those products.

Our business may suffer if we fail to successfully anticipate and manage these issues associated with our new product initiatives.

In addition, we are investing considerable financial and other resources to introduce new products and product enhancements, in particular, marketing and advertising related expenses with respect to MedSmart that our customers may not ultimately adopt.  If our customers do not adopt these new products or product enhancements due to a preference for alternative products or for other reasons, we would not recoup any return on our investments in these products, which may result in charges to our consolidated income statements and have a materially adverse effect on the future growth of our business.

If we lose key government customers, or if our key government customers require us to reduce our prices before we are able to reduce costs, as a result of budgetary constraints or other reasons, our operating results would likely be negatively impacted.

Sales to our government customers collectively accounted for approximately 12% of our gross revenue for the nine months ended September 30, 2010, and 11% of our gross revenue for the year ended December 31, 2009.  Some of these customers have been experiencing budget cuts and implementing cost cutting measures, which may cause them to demand price reductions or, alternatively, result in non-renewals of existing contracts upon expiration if price reductions are not implemented.  If we lose key government customers, or if our key government customers require us to reduce our prices before we are able to reduce costs, as a result of the foregoing or other reasons, our operating results would likely be negatively impacted.

Item 6.  Exhibits .

No.	Description

10.1
Waiver, dated as of September 29, 2010 to the Credit Agreement, dated as of May 20, 2002, as thereafter amended from time to time, by and between American Medical Alert Corp. and JPMorgan Chase Bank, N.A., as successor-in-interest to The Bank of New York.

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

AMERICAN MEDICAL ALERT CORP.

Dated: November 15, 2010	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer