Form 10-Q/A
period 2010-06-30
AMERICAN MEDICAL ALERT CORP
filed 2011-03-08
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,570,011 shares of $.01 par value common stock as of March 4, 2011.

AMERICAN MEDICAL ALERT CORP.

FORM 10-Q/A
(Amendment No. 1)

INDEX	PAGE
Part II Other Information	3

AMERICAN MEDICAL ALERT CORP.

FORM 10-Q/A
(Amendment No. 1)

Explanatory Note

American Medical Alert Corp. (“AMAC”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 16, 2010 (the “Original 10-Q”), in order to include new Exhibits No. 10.1 and 10.2 in which AMAC has restored certain portions of such exhibits which were previously redacted in connection with a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  No other items or disclosures in the Original 10-Q are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in the Original 10-Q.

PART II.         OTHER INFORMATION

Item 6.  Exhibits .

No.	Description

10.1
Limited Liability Company Agreement of Lifecomm LLC (confidential treatment has been requested for certain portions of this exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, which portions have been omitted and have been filed separately with the Securities and Exchange Commission.  Omitted portions are indicated in this exhibit with [***].)

10.2
Value Added Reseller Agreement made and entered into as of the 12th day of May, 2010 by and between American Medical Alert Corp. and Lifecomm LLC. (confidential treatment will be requested for certain portions of this exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, which portions have been omitted and have been filed separately with the Securities and Exchange Commission.  Omitted portions are indicated in this exhibit with [***]).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: March 7, 2011	By: /s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

Dated: March 7, 2011	By: /s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer