Form 10-K
period 2010-12-31
AMERICAN MEDICAL ALERT CORP
filed 2011-03-31
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Exact Name of Registrant as Specified in its Charter)

New York	11-2571221
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
36-36 33rd Street, Long Island City, New York (Address of Principal Executive Offices)	11106 (Zip Code)

(516) 879-5700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Each Exchange on Which Registered NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐ Non-Accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of the last day of the registrant's most recently completed second fiscal quarter, was $54,867,719.

Aggregate number of shares of Common Stock outstanding as of March 25, 2011: 9,569,510

PART I

The terms “AMAC” or “Company” mean, unless the context requires otherwise, American Medical Alert Corp. and its wholly owned subsidiaries, HCI Acquisition Corp., LMA Acquisition Corp., SafeCom, Inc., North Shore Answering Services, Answer Connecticut Acquisition Corp., MD OnCall Acquisition Corp., American Mediconnect Acquisition Corp., NM Call Center, Inc. and Alpha Message Center Acquisition Corp.

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the headings “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized.  These include uncertainties described at various points in this Annual Report on Form 10-K and in the section below entitled “Risk Factors”.  Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Item 1.    Business.

A.	General

Background

American Medical Alert Corp. is committed to providing call center centric solutions that improve healthcare delivery through (a) an expansive portfolio of home-based Remote Patient Monitoring (“RPM”) technologies and (b) best in class monitoring and contact center services for healthcare providers and the pharmaceutical industry.  The Company’s business strategy leverages its ability to design, develop and integrate health and safety monitoring technologies with its multi-site, U.S. based healthcare communication services infrastructure to  provide its customers with lower cost, high touch solutions that sustain independent living, encourage better self care activities and improve communications of critical health information.

AMAC’s evolution is based on a disciplined approach to defining new call center service categories, developing and distributing innovative health monitoring technologies and extending the value we create to our customers.  Today, AMAC is the voice of help for well known brands providing personal emergency response; the reminder when someone forgets to take medications; the front office support for physicians and clinics around the country; the compassionate support to answer a question about a drug regimen or therapy option; the report of an adverse drug event; and the clinician providing oversight of daily vital sign capture in health management programs.

As the continued trend towards effective and precise end to end communication expands into new areas of health and wellness, AMAC believes that it can further its growth objectives more readily by combining its divisions and their respective management teams in a way that will increase the number and size of our opportunities.  Management believes that realigning its divisions into a more homogeneous device, technology, and services company will poise the organization for greater cross offering opportunities.  As such, in conjunction with realigning its internal resources, management is discussing the possibility of a name change with the Board of Directors to properly reflect the nature of American Medical Alert Corp.’s evolution in healthcare communications.  After appropriate consideration and analysis, if approved by our Board of Directors, this item would be proposed at the next annual meeting of shareholders for approval.

Operating Segments:

The Company’s activities are reported through two operating segments. The first segment, Health Safety and Monitoring Services (“HSMS”), is comprised of the development and marketing of Remote Patient Monitoring (“RPM”) technologies that include personal emergency response systems (“PERS”), medication reminder and dispensing systems, telehealth/disease management technologies and safety monitoring systems to pharmacies.  The second segment, Telephony Based Communication Services (“TBCS”), provides of centralized call center solutions primarily to the healthcare community, including traditional after hours services, daytime services applications, and pharmaceutical support and clinical trial recruitment call center services.  For the year ended December 31, 2010, the HSMS segment and the TBCS segment accounted for 51% and 49%, respectively, of the Company’s gross revenues.

The Company markets its offerings directly to healthcare providers, pharmaceutical companies, managed care organizations and through a network of distributors. The Company also offers certain products and services directly to consumers.  During 2011, the Company plans to continue with its internally driven sales and marketing efforts with its currently planned organic growth strategies and also intends to expand its acquisition program activities.  See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company was formed in 1981 as a New York corporation.  Since then, the Company has completed eleven call center acquisitions. The Company’s financial model is primarily the generation of monthly recurring revenues (“MRR”).  Under this model, each operating segment generates prescribed monthly fees for services and equipment rendered throughout the duration of a service agreement.  For the year ended December 31, 2010, approximately 93% of the Company’s revenue was generated from MRR.  The remaining 7% of revenue was derived from its pharmaceutical and clinical trial projects, installation charges and product sales.

B.           Products and Services

1.	Health and Safety Monitoring Systems (HSMS)

The ongoing objective of the HSMS segment is to create a compelling value proposition by addressing the fundamental need to allow individuals to age in place with home based health monitoring technologies through a single monitoring platform. The HSMS RPM platform provides a single source for AMAC’s customers to access a broad spectrum of technologies, from rudimentary to sophisticated, to deliver individualized, cost effective monitoring as a patient’s needs evolve.

a.	Personal Emergency Response Systems (PERS)

PERS is the Company’s core product and service offering.  The system consists of a console unit and a wireless transmitter generally worn as a pendant or on the wrist by the client.  In the event of an emergency, the client is able to summon immediate assistance via a two-way voice system that connects the client’s home telephone with the Company’s emergency response center.  The ability to access and obtain assistance, particularly after a fall or during a medical emergency, has been proven to reduce overall healthcare costs and increase the ability of an individual to remain independent at home.  In 2000, total direct costs related to fall injuries exceeded $19 billion in adults aged 65 and older. By 2020, the annual direct and indirect cost of fall injuries is expected to reach $54.9 billion.

In May 2010, AMAC announced the formation of, and its investment in, Lifecomm, LLC, a joint venture with Hughes Telematics Inc. and Qualcomm Inc., and its plans to launch a mobile Personal Emergency Response Service as part of its expanding product portfolio.  The introduction of a state-of-the-art mobile PERS solution, designed to extend affordable and potentially lifesaving emergency assistance to its users, is expected to be a major advancement in providing connected location-based services.  The mobile PERS solution will consist of a wearable lightweight device with one-touch access to an emergency assistance call center.  Inside the device, a cellular modem will enable wireless voice and data communications, and an embedded GPS combined with other sensors will enable location-based tracking and monitoring of the person wearing the device.  A personalized web portal for the user and/or caregiver will provide access to information about user activity and location.

In January, 2011 Lifecomm introduced the first prototypes of this device at the Consumer Electronic Show in Las Vegas, NV.  The solution was met with an enthusiastic reception from retail buyers.  As of the date of this report, Lifecomm indicates that it is on schedule with plans to launch in late 2011 as projected.

In November 2009, Apria Healthcare announced an exclusive strategic alliance with AMAC to provide PERS under an Apria branded service.  During the first half of 2010, ApriaAlert was introduced to selected geographic markets within Apria’s national footprint.  As a result of positive experiences with AMAC, Apria expanded its PERS product offering throughout its nationwide branch network, which annually serves over two million patients.  Continued expansion into other Apria relationships is planned for 2011.

During the second quarter of 2010, AMAC secured a new relationship with one of the nation’s largest homecare companies.  Based on the success experienced in the first set of pilot implementations, national rollout is planned to continue throughout 2011.  Under the terms of this unique service model, AMAC has the potential to grow and retain its subscriber base at a much greater rate than in other distribution models.

In 2010, the Company executed several private label service agreements, including one with a multi-facility hospital system, under which the first group of subscribers commenced PERS service during the fourth quarter.  The multi-facility hospital system agreement has the potential to generate even greater revenue if, as contemplated by the hospital system, other hospitals in that system join the program after initial rollout at one hospital.  Most recently, AMAC was selected as the provider for the Visiting Nurse Services of New York’s private pay PERS offering.  Launched in January 2011, VNSNYAssist™ is marketed to caregivers seeking alternatives to enhance aging in place capabilities.

AMAC’s PERS is marketed directly to consumers, providers and by third party resellers under multiple brands, including VoiceCare®, Walgreens Ready Response™, Response Call®, ApriaAlert™ and most recently VNSNYAssist™ .

b.	Medication Adherence Appliances

The second component of AMAC’s RPM platform addresses medication adherence, which has been defined as a critical component of patient self management.  One in two patients does not take his or her medications as prescribed, costing the United States an estimated $300 billion per year in unnecessary healthcare costs.  In a medication adherence study, of adults 65+ who reported to be noncompliant, 84% cited simple forgetfulness as the reason.

MedSmart®

MedSmart is a powerful solution that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens. Easy to set up and use, MedSmart improves adherence to medication regimens and reduces the risk of missed doses and overdosing errors to improve clinical outcomes and quality of life.

With MedSmart’s innovative event reporting and notification capability, family caregivers and healthcare professionals can proactively support independent living. MedSmart’s docking base serves as the gateway for remote programming and event reporting. When connected to a household phone, MedSmart transmits device and dispensing history to a secure server supported with a web application for review by authorized individuals, such as relatives or medical professionals. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements.  The ability to communicate these events creates a new capability to easily track adherence, proactively modify behavior and improve compliance.

Throughout 2010, the Company secured pilot program related contracts with several healthcare entities with the goal of demonstrating MedSmart’s value proposition, such as reducing costs associated with non-adherence related hospitalizations, improving disease management outcomes and increasing pharmacy script yield through ongoing monitoring of chronic medication utilization. Encouraging results have led to execution of commercial contracts with various healthcare providers and distributors.  In addition to these efforts, in October 2010, the Company launched its first MedSmart direct to consumer pilot program.  The results of this pilot program provided valuable market intelligence that will allow the Company to more effectively position MedSmart in the market.  At this time, management is reevaluating more cost effective, direct to consumer deployment methods.

MedTime®

MedTime is an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999.  This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums in order to maintain exclusivity.  Thereafter, the agreement converted to an evergreen with annual purchase minimums of 1,500 units. The Company has met all minimums with PharmaCell to date and continues to maintain exclusivity.

c.	Telehealth systems

Rounding out AMAC’s RPM portfolio is AMAC’s telehealth delivery capability. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition of incorporating disease management technologies into a patient’s plan of care.

We intend to continue to broaden our RPM portfolio with lower cost, high touch telehealth solutions.  In 2010 AMAC launched an Independent Review Board study of its  new low-cost telehealth solution, Telesmart™.  A commercial launch of the Telesmart™ solution is planned for 2011.  This AMAC operated telehealth platform is directed toward providers who require a low-cost solution, easy installation, reliable transmission of vital sign data in real-time and ease of use on the patient side.

The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.

HSMS Marketing Channels

The HSMS product line is distributed to the subscriber base through five primary marketing channels: AMAC’s Direct to Consumer/Private Label Program; Third Party Reimbursed Programs with government customers; the Distributor Network, made up of Direct Service Providers; the Purchase and Monitoring Program; and Safecom, Pharmacy Security Systems.

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

In February 2007, the Company announced it had entered into a relationship with Walgreen Co. (“Walgreen”) to provide the Company’s flagship PERS under the Walgreen brand. Walgreens Ready Response™ Medical Alert system is offered though e-commerce efforts and direct response mechanisms throughout the United States and Puerto Rico.

In November 2009, Apria Healthcare announced an exclusive strategic alliance with AMAC to provide PERS under an Apria branded service.  During the first quarter of 2010, ApriaAlert was introduced to selected geographic markets within Apria’s national footprint.  As a result of positive experiences in the limited introduction phase, Apria expanded its PERS product offering throughout its nationwide branch network which annually serves over two million patients.  Continued expansion into other Apria-operated relationships is planned for 2011.

Third Party Reimbursed Programs (Government Customers):  The Company’s PERS are on the Centers for Medicare & Medicaid Services list of approved monitoring devices for Medicaid.  Payment for PERS equipment and monitoring services is available through various state Medicaid Home and Community Based Services waivers programs and other Medicaid funded homecare services programs.

Overall, during 2010, 11% of AMAC’s revenue was derived from PERS services contracts with government customers for Medicaid reimbursed programs.  AMAC believes that the use of homecare will continue to increase, representing an ongoing opportunity for broader use of the Company’s current and future products.

See the risk factor in Item 1A of this Part I entitled “If we lose key government customers, or if our key government customers require us to reduce our prices before we are able to reduce costs, as a result of budgetary constraints or other reasons, our operating results would likely be negatively impacted.”

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

AMAC’s TBCS segment offers value added, customizable call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop services to respond to shifting market factors that affect healthcare client needs. In addition to technology, a critical component for successful expansion is the Company’s professionally trained call agent staff.  The Company allocates resources to enhance contact agent training and staff development, new communication technology, and continuous quality control to support TBCS’s expansion efforts. The overall infrastructure has allowed AMAC to expand its footprint of services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings.

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

OnCall supports providers’ unique after-hours and on-call needs with a dependable service in unpredictable situations. In 2010, AMAC executed a preferred vendor agreement with Rush University Medical Center  to provide all of Rush’s affiliated medical practices with a comprehensive solution while benefiting from the efficiencies of centralized reporting, and metrics to obtain optimum quality of service, and help manage costs

b.	Concierge Services/Daytime Solutions

AMAC’s Concierge Services focus on the delivery of enhanced communications and help to streamline workflow within provider organizations. These solutions primarily serve hospitals and health plans in the Northeast seeking to address staffing constraints in a variety of areas while extending first-class patient experience.

Services range from providing skilled contact agents to support insurance eligibility verification programs; enhancing patient self care activities through post discharge follow-up programs, and providing specialized emergency department programs with strict reach guidelines to facilitate better treatment and care. Through more efficient and effective call processing, these solutions improve patient satisfaction, reduce cost, and increase revenue by maximizing the ratio of patients to available resources.

Over the last eighteen months the Company has expanded its concierge services utilization by its current customer base, and has executed agreements with a new hospital system to provide daytime solutions and services.  Service to new accounts is expected to continue to roll out throughout 2011  The MRR associated with these service contracts significantly exceed the average MRR of the Company’s traditional after hours answering service clients and is now providing significant increases within this reporting segment.  In 2010 the Company received endorsement as a preferred provider of the Texas Hospital Association and HealthSHARE; representing its second group purchasing organization (GPO) agreement. Management believes its concierge services/daytime solutions will continue to contribute material increases in revenue and earnings as we expand these service offerings to a national audience.

c.	Pharmaceutical Support and Clinical Trial Recruitment Services

Our clinical trial solutions service is an integral component of our overall growth strategy to drive revenue enhancement and expand our visibility. AMAC’s PhoneScreen is a leader in the field of patient recruitment, retention and contact center services.  Using centralized telephone screening of potential clinical trial study subjects, PhoneScreen provides valuable data to inform advertising and patient recruitment strategies.

As the trend towards more individualized healthcare communication becomes the norm, AMAC is leading this transformation with innovative contact solutions.  In 2010, AMAC commenced a new relationship with a third premiere pharmaceutical company. New project work in the fourth quarter of 2010 from this relationship contributed meaningfully to our fourth quarter results.  We anticipate that our pharmaceutical support programs will be increasingly utilized to deliver enhanced patient-centric healthcare communication experiences on behalf of certain brands.  Based upon new demand, we are recruiting nurses, health educators and other healthcare professionals that will allow us to provide additional turn-key solutions for our clients.

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

As of March 2011, the Company operates nine (9) call centers:

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

•	Clovis, New Mexico

This site serves as a second call center location primarily to support AMAC’s ERC center, H-LINK OnCall and Phone Screen client base.

•	Northfield, New Jersey

This site serves as the call center for telephone answering services provided by the Company’s Alpha Message Center subsidiary and services the Company’s New Jersey and Pennsylvania customer base.

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

With respect to our TBCS segment, the Company markets these services primarily to hospital systems, managed care organizations, pharmaceutical companies and physicians. We continue to observe increased opportunity with integrated hospital systems, regional home health agencies and pharmaceutical companies. Specifically, healthcare organizations are seeking to achieve cost savings by consolidating services through single source vendor relationships. The Company’s advanced telephony, call center infrastructure and specialization in healthcare uniquely positions the Company to effectively compete for new business.

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

The Company considers its proprietary trademarks with respect to the development, manufacturing and marketing of its products to be a valuable asset.  The Company believes that continued development of new products and services with trademark protection is vital to maintaining a competitive advantage.  The Company’s trademarks include: “AMERICAN MEDICAL ALERT®”, “WHERE PATIENTS AND PROVIDERS CONNECT®”, “VOICECARE®”, “RRSPONSE CALL®”,  “MEDTIME®”, “MEDSMART®”, “SECURE-NET®”, “HEALTH MESSENGER®”,  “I-LINK®” and ”ENDORSED BY GRANDCHILDREN EVERYWHERE®”, each of which is registered with the United States Patent and Trademark Office.

E.	Research and Development

In a continuing effort by the Company to maintain state-of-the-art technology, the Company conducts research and development through the ongoing efforts of its employees and consulting groups. During 2011, the Company plans to continue to enhance its monitoring platforms as it prepares to launch a mobile PERS solution/.  Expenditures for research and development for the years ended December 31, 2010, 2009 and 2008 were approximately $119,000, $308,000 and $330,000, respectively, and are included in selling, general and administrative expenses.  In addition to this, the Company continues to focus its research and development activities on enhancement of its HSMS products as well as the development of new products and services specifically addressing disease management.

F.	Impact of Government Regulations

As mentioned above, during 2010, 11% of AMAC’s revenue was derived from PERS services contracts with government customers for Medicaid reimbursed programs.  Government legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company’s PERS services.  On the other hand, new reimbursement programs such as those relating to our Telehealth/Disease Monitoring and Management (“TH/DMM”) products and services could provide significant additional sources of reimbursement from government entitlements.  Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes could affect revenue, operating margins, and profitability.  See the risk factors below in Item 1A entitled “Our business may be adversely impacted by new government regulations or changes to current government regulations” and “If we lose key government customers, or if our key government customers, all of which provide our products and services under Medicaid reimbursed programs, require us to reduce our prices before we are able to reduce costs, as a result of budgetary constraints or other reasons, our operating results would likely be negatively impacted.”

The Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder (“HIPAA”) relate to the privacy and security of patient health information. As required by HIPAA, the Company executes Business Associate Agreements with its business partners and vendors, has appointed a Privacy Officer, and established policies, procedures and training standards. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act amended HIPAA to address privacy and security concerns associated with the electronic transmission of health information, which amendments became effective in September 2010. The Company is in the process of evaluating and updating its policies, procedures and training standards to comply with these requirements.

The Company’s PERS and related equipment is subject to approvals under the rules of the Federal Communications Commission (“FCC”) pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68).  The Company submits all new product models for approval as required under the rules of the FCC.

The Company’s new low-cost telehealth solution, Telesmart™, may require clearance from the FDA.  The Company is evaluating what measures are required to be taken with respect to FDA regulation.  This solution is not commercially available as of the date of this report.

G.	Competition

In each business segment, AMAC faces competition, both in price and service from national, regional and local service providers of PERS, TH/DMM, telephone answering service and security monitoring systems.  Price, quality of services and, in some cases, convenience, are generally the primary competitive elements in each segment.

HSMS

The Company’s competition within the HSMS segment includes manufacturers, distributors and providers of personal emergency response equipment and services, disease management and biometric carve out companies and a small number of security companies.  The Company’s market research estimates that approximately 20-30 companies are providers of competitive PERS products, 15-20 companies are providers of TH/DMM and 5-10 companies are providers of medication management systems. We believe PERS competitors serve, in the aggregate, approximately 1,000,000 individuals under the PERS product line. Because TH/DMM is a new field of healthcare services, reliable data of actual number of users is unavailable. Some of the Company’s competitors may have more extensive manufacturing and marketing capabilities as well as greater financial, technological and personnel resources.  The Company’s competition focuses its marketing and sales efforts in the following areas: hospitals, home care providers, physicians, ambulance companies, medical equipment suppliers, state social services agencies, health maintenance organizations, and direct marketing to consumers.

We believe the competitive factors when choosing an HSMS provider include the quality of monitoring services, product flexibility and reliability, and customer support. The Company believes it competes favorably with respect to each of these factors. The Company believes it will continue to compete favorably by developing technological enhancements to the core systems that are expected to establish meaningful differentiation from its competitors.

TBCS

The Company believes that it is one of the larger medical-specific telephone answering service providers competing with more than 3,300 call centers across the United States, of which fewer than 10 percent are medical-only. The Company considers its scope of services more diverse than those of traditional sole proprietorships that make up the greatest portion of the competitive landscape. While many TBCS organizations compete for after-hours business, AMAC is offering new services catering to daytime work for large health systems and believes this application is scalable nationwide. As the Company migrates towards scalable contact management solutions, it expects to face new competition from competitors who, while perhaps  not maintaining an exclusive medical call center focus such as AMAC does, are nonetheless competing for similar project work and contract activities.

H.	Employees

As of March 25, 2011, the Company employed 610 persons, of which 516 are full time employees, who perform functions on behalf of the Company in the areas of administration, marketing, sales, engineering, finance, purchasing, operations, quality control and research. The Company is not a party to any collective bargaining agreement with its employees.  The Company considers its relations with its employees to be good.

I.	Financial Information about Segments

Financial information about our operating segments can be found in Note 13 to the financial statements included as part of this annual report on Form 10-K, beginning on page F-27.

Item 1A.                      RISK FACTORS

Risks associated with our business

We have invested $4 million in Lifecomm, a limited liability company formed for the purpose of developing a mobile PERS solution.  The failure of Lifecomm to successfully develop the mobile PERS solution at all, or in a timely and cost-effective manner, or the unwillingness of customers to accept it could adversely affect the value of this investment.  In addition, we entered into this investment in part to secure an adaptive technology due to technological changes in the PERS market and there is no assurance that this decision will result in this goal being achieved.

We have invested $4 million in Lifecomm, a limited liability company formed for the purpose of developing a mobile PERS solution. The success of this initiative will be dependent upon, among other things:

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

If a sufficient market does not emerge for the Lifecomm’s products and services, or we are not successful in marketing such products and services, our growth could be adversely affected and our investment in Lifecomm may be lost.  In addition, if the Company’s decision to invest in cellular technology as the likely adaptive technology to replace POTS (plain old telephone systems) technology proves to be incorrect, other adaptive technologies may emerge which the Company has not focused on and the Company would be at a competitive disadvantage as a result of its focus on cellular technology.

Finally, Lifecomm’s parent and controlling financial interest holder has determined that Lifecomm is a variable interest entity and that such parent entity is the primary beneficiary.  If such parent entity is unable to provide the financial and operating support that it is obligated to provide under the Lifecomm agreement, Lifecomm and the successful development of the next generation mobile PERS would likely be negatively impacted.  To date, such parent entity has incurred recurring losses and have a net capital deficiency.

Our acquisition strategy exposes us to risk, including with respect to our ability to integrate the businesses, products or services that we acquire.

We expect to grow our business, in part, by acquiring companies that are compatible with our current principal business lines.  We cannot be certain that we will be able to successfully:

•	identify suitable acquisition candidates;

•	negotiate identified acquisitions on terms acceptable to us; or

•	integrate acquisitions that we complete.

We may encounter competition for acquisitions, which could result in acquisition prices we do not consider acceptable.  We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

The success of acquisitions we complete will be dependent upon our ability to effectively integrate the acquired businesses, products and services, including by realizing potentially available marketing opportunities and cost savings and operating the combined business profitably.  In addition, successful integration may involve operational changes and significant expense.  We cannot be certain:

•
that we will be successful in integrating an acquired business, product or service into our existing business systems or product and service mix, or in integrating an acquired product or service’s distribution channels with our own;

•	as to the timing or number of marketing opportunities or amount of cost savings that may be realized as the result of our integration of an acquired business, product or service;

•	that an acquisition will enhance our competitive position and business prospects; or

•	that we will not experience difficulties with customers, personnel or other parties as a result of an acquisition.

Finally, in order to finance any acquisition, we may need to borrow money under our existing facilities or use our cash reserves.  Use of our cash reserves and/or leveraging ourselves for acquisitions could limit our financial flexibility in the future.

If we lose key government customers, or if our key government customers, all of which provide our products and services under Medicaid reimbursed programs, require us to reduce our prices before we are able to reduce costs, as a result of budgetary constraints or other reasons, our operating results would likely be negatively impacted.

During each of 2009 and 2010, 11% of our revenue was derived from PERS services contracts with government customers for Medicaid reimbursed programs.  Some of these agencies have been experiencing budget cuts and implementing cost cutting measures, which may cause them to demand price reductions or, alternatively, result in nonrenewal of existing contracts upon expiration if price reductions are not implemented.  In addition, if government payors, such as Medicaid, deny or change coverage, reduce their current levels of reimbursement for healthcare services, or otherwise implement measures to regulate pricing or contain costs or if our costs increase more rapidly than reimbursement level or permissible pricing increases or we do not satisfy the standards or requirements for reimbursement, our revenues, operating margin or profitability may suffer and our business, performance, value, prospects, financial condition or results of operations may be adversely affected.  If we lose key government customers, or if our key government customers require us to reduce our prices before we are able to reduce costs, as a result of the foregoing or other reasons, our operating results would likely be harmed.

Changes in the general economic environment may impact our future business and results of operations.

While there seem to be indications of the beginning of a recovery process, current economic conditions, including the credit crisis affecting global financial markets and the possibility of a global recession, could adversely impact the Company’s future business and financial results. These conditions could result in reduced demand for some of the Company’s products, increased order cancellations and returns, increased pressure on the prices of the Company’s products, increased number of days to collect outstanding receivables and/or increased bad debts on outstanding receivables, and greater difficulty in obtaining necessary financing on favorable terms. Over the last two years  as a result of the housing and credit crisis, the Company realized a decline in its sale of PERS products to senior living facilities. Additionally, as a result of these economic conditions, the Company has experienced the impact of the reduction and termination of funding being provided to our customers in a State program.

Our business may be adversely impacted by new government regulations or changes to current government regulations.

As a provider of services under Medicaid reimbursed programs, we are subject to the federal fraud and abuse and the so-called “Stark” anti-referral laws, violations of which may result in civil and criminal penalties and exclusion from participation in Medicaid programs.  Also, several states have enacted their own statutory analogs of the federal fraud and abuse and anti-referral laws.  While we at all times attempt to comply with the applicable federal and state fraud and abuse and anti-referral laws, there can be no assurance that administrative or judicial interpretations of existing statutes or regulations or enactments of new laws or regulations will not have a material adverse effect on our operations or financial condition.  See also the risk factor above entitled “If we lose key government customers, or if our key government customers, all of which provide our products and services under Medicaid reimbursed programs, require us to reduce our prices before we are able to reduce costs, as a result of budgetary constraints or other reasons, our operating results would likely be negatively impacted.”

In March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively the “Healthcare Reform Acts”).  Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to approximately 32 million uninsured Americans.  Many of the significant changes in the health care industry resulting from the enactment of the Healthcare Reform Acts do not take effect until 2014, including a requirement that most Americans carry health insurance.  We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid. We could be adversely affected by, among other things, changes in the delivery or pricing of or reimbursement for medical devices.  Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted.  However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse affect on our business, performance, value, prospects, financial condition, or results of operation.

If we fail to successfully manage our new product initiatives, or if we fail to anticipate the issues associated with such initiatives, our business may suffer.

The success of our new product initiatives, including MedSmart™, TeleSmart™ and the mobile PERS device being developed by Lifecomm, as described above, depends on a number of factors, including our ability to anticipate and manage a variety of issues associated with these new products, such as:

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

In addition, we are investing considerable financial and other resources to introduce new products and product enhancements, in particular, marketing and advertising related expenses with respect to MedSmart that our customers may not ultimately adopt.  If our customers do not adopt these new products or product enhancements due to a preference for alternative products or for other reasons, we would not recoup any return on our investments in these products, which may result in charges to our consolidated income statements and harm the future growth of our business.

The earthquake and tsunami in Japan  may affect our supply.

As a result of the recent earthquake and tsunami as well as their aftermath in Japan, the lead time for certain components of our devices may increase.  Although the Company currently has significant supply on hand, the Company may experience shortages if delays in receiving orders continue and become more severe.

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

Risks associated with our securities

We have not established a recurring dividend program.

In December 2009 and again in July 2010, the Company declared a cash dividend of $0.10 per common share, which was paid to shareholders in January 2010 and September 2010, respectively.  During the 2008 fiscal year, the Company did not pay dividends on its common shares. The Company’s current intention is to utilize cash resources for operations and acquisitions and it is therefore unlikely that the Company will pay dividends in the near and medium term.

Shares that are eligible for sale in the future may affect the market price of our common stock.

As of March 25, 2011, an aggregate of 2,482,886 of the outstanding shares of our common stock are “restricted securities,” as that term is defined in Rule 144 under the federal securities laws.  These restricted securities may be sold only pursuant to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities laws provisions.  Rule 144 permits the sale of restricted securities by any person (whether or not an affiliate of the Company) after six months, at which time the sales by affiliates can be made subject to Rule 144’s volume and other limitations and the sales by non-affiliates can be made without regard to Rule 144’s volume and other limitations, other than the limitation regarding public information set forth in Rule 144(c) for an additional six months.  In general, an “affiliate” is a person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with the Company.  The SEC has stated that generally, executive officers and directors of an entity are deemed affiliates of the entity. In addition, as of March 25, 2011, 738,343 shares are issuable pursuant to currently exercisable options or warrants which, upon exercise, would further add to the number of outstanding shares of common stock.  Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Item 1B.       UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As described below, the Company leases multiple facilities that the Company believes are satisfactory and suitable for their intended uses.

As described below, the Company leases multiple facilities that the Company believes are satisfactory and suitable for their intended uses.

The Company’s principal executive offices are located at 36-36 33rd Street, Long Island City, New York.  The Company entered into a 15-year lease with an unaffiliated third party on January 14, 2002, for an 11,000 square foot space at this address, which it occupied in April 2003.  This location is also the base of the Company’s primary communication center for both the HSMS and TBCS segments.  The Company and the building are eligible for significant Relocation and Employment Assistance Program (“REAP”) credits and other tax incentive and cost savings benefits.  The lease calls for minimum annual rent of $269,500, subject to annual increases of 3% plus reimbursement for real estate taxes.

During 2005, the Company entered into two operating lease agreements with an unaffiliated third party to lease additional spaces of approximately 10,000 square feet and 5,000 square feet, respectively, at the facility in Long Island City, New York, for the purpose of further consolidating its warehouse and distribution center and accounting department into the location which currently houses its principal HSMS and TBCS call center in the New York area.  The leases expire in March 2018, call for minimum annual rent of $220,000 and $115,000, respectively, and are subject to increases in accordance with the term of the agreements.  The Company is also responsible for the reimbursement of real estate taxes.  The Company and the building are eligible for significant REAP credits and other tax incentive and cost savings benefits.

In September 2009, the Company sublet a portion of its space under one of its 2005 operating leases.  The space is being sublet to an independent third party and calls for minimum annual rent of $125,000 and is subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

During 2010, the Company entered into an operating lease agreement for additional space of approximately 2,600 square feet at its Long Island City, New York location in order to provide space for the operation of its non traditional day-time services.  The lease, which commenced in January 2011 and expires in December 2015, calls for minimum annual rent of $65,000, and is subject to increases in accordance with the term of the agreement.  The Company is also responsible for the reimbursement of real estate taxes.

On January 1, 1995, the Company entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor of the Company, under which the Company leases a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York, which formerly housed our principal executive office (the “1995 Lease”).  The 1995 Lease was amended several times, with the latest amendment providing for a term expiration on December 31, 2012.  The amended 1995 Lease currently provides for a base annual rent of $133,963, plus reimbursements for real estate taxes and other operating expenses.
The Company maintains a marketing and administrative office used by its HSMS segment in Decatur, Georgia.  The Company leases approximately 1,200 square feet of space from an unaffiliated third party on a month to month basis at a charge of $1,750 per month.

The Company maintains a marketing and administrative office used by its HSMS segment in Matteson, Illinois.  The Company leases approximately 1,400 square feet of space from an unaffiliated third party pursuant to a three-year lease, which expired on July 31, 2013.  The lease calls for minimum annual rent of $27,600 and is subject to increases in accordance with the term of the agreement.

The Company maintains a marketing and administrative office used by its HSMS segment in Centennial, Colorado.  The Company leased approximately 775 square feet of space from an unaffiliated party pursuant to a six month lease, which expired on April 30, 2008.  The Company currently leases this space on a month to month basis at a charge of $1,050 per month.

The Company maintains a marketing and administrative office used by its HSMS segment in Redondo Beach, California.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a month to month lease.  The lease provides for monthly rent of $2,695.

The Company maintains a telephony based call center used by its TBCS segment in Audubon, New Jersey.  The Company leases approximately 2,000 square feet of space from an unaffiliated party pursuant to a lease which expired on December 31, 2006 and was subsequently amended for an additional three years.  The lease was subsequently extended through December 31, 2012.  The lease currently calls for minimum annual rent of $33,510 throughout the extended term of the lease.

The Company maintains a telephony based call center used by its TBCS segment in Port Jefferson, New York.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a five-year lease, which expires on September 30, 2010 and was subsequently amended for an additional three years.  The lease currently calls for minimum annual rent of $87,715 and is subject to annual increases of 3%.

The Company maintains a telephony based call center used by its TBCS segment in Newington, Connecticut.  The Company leases approximately 3,000 square feet of space from one of its telephone answering services manager pursuant to a four-year lease, which expires on March 31, 2015.  The lease calls for minimum annual rent of $54,000 throughout the extended term of the lease.

The Company maintains a telephony based call center used by its TBCS segment in Springfield, Massachusetts.  The Company leases approximately 1,500 square feet of space from an unaffiliated party pursuant to a lease which expires on July 31, 2009 and was subsequently extended to July 31, 2011.  The lease calls for minimum rent of $850 per month throughout the term of the lease.

In 2007, the Company entered into an operating lease with one of its telephone answering services manager for its telephony based call center used by its TBCS segment in Cranston, Rhode Island.  The lease, which has office space of approximately 3,900 square feet, commenced on January 1, 2008 and expires on December 31, 2012. The lease calls for minimum annual rent of $70,200, and is subject to increases in accordance with the term of the agreement.

The Company maintains a telephony based call center used by its TBCS segment in Chicago, Illinois.  The Company leases approximately 3,350 square feet of space from an affiliated party pursuant to a lease which expires on August 31, 2017.  The lease calls for minimum annual rent of $61,980 subject to annual increases of 3%.

The Company maintains a telephony based call center used by its TBCS sand HSMS segments, primarily to support H-LINK OnCall and Phone Screen client base, in Clovis, New Mexico.  During 2007, the Company entered into an operating lease agreement with an unaffiliated third party to lease office space of approximately 6,600 square feet in Clovis, New Mexico.  The lease term is for three years and commenced on April 17, 2008, the date in which the Company took possession of the premises.  The lease calls for minimum annual rent of $27,000.  The Company is in the process of extending this lease for an additional three years pursuant to the option provided on the initial lease.

The Company maintains a telephony based call center used by its TBCS segment in Northfield, New Jersey.  The Company leases approximately 2,400 square feet of space from one of its telephone answering services manager pursuant to a two years lease which expires on September 27, 2012.  The lease calls for minimum annual rent of $60,000 throughout the term of the lease.

Item 3. Legal Proceedings. The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.  Currently, there are no material litigation claims for which an estimate of loss, if any, can be reasonably made as they are in the preliminary stages and therefore, no liability or corresponding insurance receivable has been recorded.  In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 4. (Removed and Reserved).

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on The NASDAQ Capital Market (Symbol:  AMAC).  The high and low closing sales prices of the Common Stock, as reported by NASDAQ, are shown for the fiscal years indicated.

		High	Low

2010	First Quarter	$7.20	$5.92
	Second Quarter	6.91	5.52
	Third Quarter	7.48	5.84
	Fourth Quarter	6.22	5.00

2009	First Quarter	$5.20	$3.80
	Second Quarter	6.15	5.18
	Third Quarter	6.25	5.51
	Fourth Quarter	6.93	5.70

Holders

As of March 25, 2011, there were 261 record holders of the Company's Common Stock.

Dividends

On July 19, 2010, the Company declared a special cash dividend in the amount of $0.10 per common share, or $956,034 in the aggregate, which was payable to the shareholders of record as of September 13, 2010.  The dividend was paid on September 29, 2010.

On December 16, 2009, the Company declared a special cash dividend in the amount of $0.10 per common share, or $950,364, which was accrued as of December 31, 2009.  The dividend was payable to the shareholders of record as of December 28, 2009.  The dividend was paid on January 15, 2010.

The Company received waivers from the lender under its existing credit facility prior to declaring the special dividends.  As pursuant to the Company’s credit facility arrangement, the Company is prohibited from declaring and paying any dividends until such time that the loans under the credit facility have been satisfied in full.

The Company’s current intention is to utilize cash resources for operations and acquisitions and it is therefore unlikely that the Company will pay dividends in the near and medium term.

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the NASDAQ Composite Market Index (U.S. Companies) and the NASDAQ Healthcare Index for the period commencing on December 31, 2005 and ending on December 31, 2010.

Comparison of Cumulative Total Return from December 31, 2005 through December 31, 2010:

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

Years Ended December 31,	2010	2009	2008	2007	2006

Selected Statement of Operations Data
Revenue:
Service	$39,782,548	$38,592,761	$37,380,556	$35,054,093	$30,406,636
Product	988,321	933,180	1,269,546	591,172	387,752
Total Revenue	$40,770,869	$39,525,941	$38,650,102	$35,645,265	$30,794,388

Net Income	$2,385,566	$2,889,513	$1,439,601	$1,514,232	$1,262,529

Net Income Per Share - Basic	$0.25	$0.30	$0.15	$0.16	$0.14
Net Income Per Share - Diluted	$0.24	$0.30	$0.15	$0.16	$0.13
Cash Dividend Declared Per Common Share	$0.10	$0.10	-	-	-

Weighted Average Number of Common Shares:
Basic	9,550,345	9,482,351	9,426,912	9,276,712	8,948,328
Diluted	9,836,863	9,710,071	9,670,563	9,732,386	9,386,142

Selected Balance Sheet Data as of December 31
Total Assets	$37,517,485	$35,828,624	$34,366,264	$34,953,221	$32,607,745
Long-term Liabilities	$4,118,034	$3,078,603	$4,646,708	$6,211,663	$7,233,964
Shareholders’ Equity	$29,655,818	$27,916,383	$25,551,177	$23,670,665	$21,345,190

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company’s primary business is the provision of healthcare communication services through (a) an expansive portfolio of home-based Remote Patient Monitoring technologies and (b) best in class monitoring and contact center services for healthcare providers and the pharmaceutical industry.  The Company’s business strategy leverages its ability to design, develop and integrate health and safety monitoring technologies with its multi-site, U.S. based healthcare communication services infrastructure to provide its customers with lower cost, high touch solutions.  The Company’s products and services are primarily marketed to the healthcare and pharmaceutical industries.  The Company also offers certain products and services directly to consumers.  The Company’s activities are reported through two operating segments. The first segment, Health and Safety Monitoring Services, is comprised of the development and marketing of Remote Patient Monitoring (“RPM”) technologies.  The second segment, Telephony Based Communication Services, is comprised of the provision of centralized call center solutions primarily to the healthcare community.

The Health and Safety Monitoring Systems (HSMS) Segment:

The primary goal of the HSMS segment is to provide life enhancing RPM technologies that allow seniors to remain independent at home. HSMS includes personal emergency response systems, medication adherence appliances and telehealth systems.

Personal Emergency Response Systems (PERS)

The division’s core business is the sales and marketing of our Personal Emergency Response System. The system consists of a console unit and a wireless activator generally worn as a pendant or on the wrist by the client.  In the event of an emergency, the client is able to summon immediate assistance via the two-way voice system that connects their home telephone with the Company’s Emergency Response Center. The Company sells these PERS devices for use in either private homes or independent and assisted living facilities.  AMAC’s PERS is sold through its primary brand VoiceCare® and direct to consumer under Walgreen Ready Response™, Response Call™, and ApriaAlert™.  In 2010 the Company derived approximately 50% of its revenue from PERS activities. Plans are underway to launch a mobile PERS solution late in 2011 to complement and expand its PERS offering.  Moving forward, the Company will continue to grow this segment through internally driven sales and marketing efforts.

MedSmart®

The second component of AMAC’s Remote Patient Monitoring (“RPM”) platform addresses another serious healthcare need-medication adherence. During the fourth quarter of 2009, the Company commercially released AMAC’s new monitored medication management tool, MedSmart®. MedSmart is a system that organizes, reminds and dispenses pills in accordance with prescribed treatment regimens. With MedSmart‘s event reporting and notification option, family caregivers and healthcare professionals can monitor a client’s adherence to their medication regimen. Through AMAC’s personalized notification system, alerts can be sent to track adherence, address dosing errors and predict refill requirements.  Throughout 2010, the Company secured pilot program related contracts with several healthcare entities.  In October 2010, the Company launched its first MedSmart direct to consumer pilot program.  Moving forward in 2011, management is reevaluating more cost effective, direct to consumer deployment methods for MedSmart.

MedTime®

MedTime is an electronic medication reminder and dispensing unit marketed under an exclusive licensing, manufacturing and distribution agreement which began in 1999.  This agreement originates from PharmaCell AB, a Swedish company, with licensing rights extending throughout the United States, Canada and Mexico. The initial term of the agreement was five years requiring the Company to achieve certain purchase minimums in order to maintain exclusivity.  Thereafter, the agreement converted to an evergreen with annual purchase minimums of 1,500 units. The Company has met all minimums with PharmaCell to date and continues to maintain exclusivity.

Telehealth systems

Rounding out AMAC’s RPM portfolio is AMAC’s robust telehealth delivery capability. As a distributor of the Health Buddy® System, many of the Company’s customers have successfully demonstrated the value proposition of incorporating disease management technologies into a patient’s plan of care.  We intend to continue to broaden our RPM portfolio with lower cost, high touch telehealth solutions.  In 2010 AMAC launched an Independent Review Board study of its  new low-cost telehealth solution, currently named “Telesmart” ™.  A commercial launch of this solution is planned for 2011.  This AMAC operated telehealth platform is directed toward providers who require a low-cost solution, easy installation, reliable transmission of vital sign data in real-time and ease of use on the patient side.

The Telephony Based Communication Services (TBCS) Segment:

AMAC’s TBCS segment offers value added, customizable call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop services to respond to shifting market factors that affect healthcare client needs.  In addition to technology, a critical component for successful expansion is the Company’s professionally trained call agent staff.  The Company allocates resources to enhance contact agent training and staff development, new communication technology, and continuous quality control to support TBCS’s expansion efforts.  The overall infrastructure has allowed AMAC to expand its footprint of services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings.  The Company’s TBCS segment is comprised of three service offerings:

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

Concierge Services/Daytime Solutions

AMAC’s Concierge Services focus on the delivery of enhanced communications and help to streamline workflow within provider organizations. These solutions primarily serve hospitals and health organizations in the Northeast seeking to address staffing constraints in a variety of areas while extending first-class patient experience.  Services range from providing skilled contact agents to support insurance eligibility verification programs; enhancing patient self care activities through post discharge follow-up programs, and providing specialized emergency department programs with strict reach guidelines to facilitate better treatment and care. Through more efficient and effective call processing, these solutions improve patient satisfaction, reduce cost, and increase revenue by maximizing the ratio of patients to available resources.

Pharmaceutical Support and Clinical Trial Recruitment Services

AMAC’s clinical trial solutions and pharmaceutical support services are integral components of the overall growth strategy to drive revenue enhancement and expand our visibility.  Under our PhoneScreen brand, AMAC is a leader in the field of patient recruitment, retention and contact center services.  Using centralized telephone screening of potential clinical trial study subjects, PhoneScreen provides valuable data to inform advertising and patient recruitment strategies.

In 2010, AMAC commenced a new relationship with a third premiere pharmaceutical company. New project work in the fourth quarter of 2010 from this relationship contributed meaningfully to our fourth quarter results.  We anticipate that our pharmaceutical support programs will be increasingly utilized to deliver enhanced patient-centric healthcare communication experiences on behalf of certain brands.  Based upon new demand, we are recruiting nurses, health educators and other healthcare professionals that will allow us to provide additional turn-key solutions for our clients.

The Company has completed eleven acquisitions to date to facilitate growth within the TBCS division.  Moving forward, the Company will continue to grow this segment through internally driven sales and marketing efforts and a more aggressive acquisition strategy.

Operating Segments

As mentioned above, for the fiscal year ended December 31, 2010, HSMS accounted for 51% of the Company’s revenue and TBCS accounted for 49% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity.  As the continued trend towards effective and precise end-to-end communication expands into new areas of health and wellness, AMAC believes that it can further its growth objectives more readily by realigning its segments. Management believes that realigning its segments into a more homogeneous device, technology, and services company will poise the organization for greater cross offering opportunities.  Based on the Company’s growth strategy and the complementary nature of its operating segments, management believes the Company’s outlook is very positive.

Components of Statements of Income by Operating Segment

The following table shows the components of the Statement of Income for the years ended December 31, 2010, 2009 and 2008.

In thousands (000’s)	Year Ended Dec 31,
	2010	%	2009	%	2008	%
Revenues
HSMS	20,833	51%	20,582	52%	19,599	51%
TBCS	19,938	49%	18,944	48%	19,051	49%

Total Revenues	40,771	100%	39,526	100%	38,650	100%

Cost of Services & Goods Sold
HSMS	8,227	39%	8,440	41%	8,588	44%
TBCS	10,546	53%	10,031	53%	10,069	53%

Total Cost of Services & Goods Sold	18,773	46%	18,471	47%	18,657	48%

Gross Profit
HSMS	12,606	61%	12,142	59%	11,011	56%
TBCS	9,392	47%	8,913	47%	8,982	47%

Total Gross Profit	21,998	54%	21,055	53%	19,993	52%

Selling, General & Administrative	16,850	41%	16,364	41%	16,652	43%
Interest Expense	61	-	76	1%	280	1%
Equity in net loss from investment in limited liability company	1,180	3%	-	-	-	-
Loss on Abandonment	-	-	-	-	887	2%
Other Income	(29)	-	(200)	(1)%	(272)	(1)%

Income before Income Taxes	3,936	10%	4,815	12%	2,446	6%

Provision for Income Taxes	1,550		1,925		1,007

Net Income	2,386		2,890		1,439

Results of Operations:

Discussion and analysis of the Company’s two operating business segments, HSMS and TBCS, are as presented below.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues:

HSMS

Revenues, which consist primarily of monthly recurring revenues, increased approximately $251,000, or 1%, for the year ended December 31, 2010 as compared to the same period in 2009.  The increase was primarily attributed to:

▪
The Company recognized an increase in revenue of approximately $526,000 in its business-to-business service primarily from its long-term care and third party reimbursement programs as well as execution of new agreements.  The Company has experienced an increase particularly in the number of subscribers utilizing the PERS units under the long-term care programs as a result of the Company working closely with these agencies on improving their business and operational efficiencies.

▪
The Company continued to realize increased revenue from its agreement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to consumers.  The revenue increase from this program accounted for approximately $175,000 in the year ended December 31, 2010 as compared to prior year.  As the Company believes that greater revenue growth can be facilitated from private label marketing channels, the Company has entered into a new private label program during 2010, and in 2011, it will continue to pursue new opportunities in the private label channels as well as advance its existing relationships.

These increases were partially offset by a decrease of approximately $515,000 in service revenue from a managed care organization as a result of state funding being cancelled under their program.  While the Company has maintained a number of the subscribers associated with this program, they have been maintained at lower rates.

 TBCS

The increase in revenues, which primarily consist of monthly service revenues, of approximately $994,000, or 5%, for the year ended December 31, 2010 as compared to 2009 was primarily due to the following:

▪
The Company experienced revenue growth within its non-traditional day-time service offerings of approximately $1,432,000.  The increase was primarily due to existing hospital organizations expanding their services with the Company as well as new agreements being executed with hospital solution customers.  Management anticipates that growth within this area of non-traditional business will continue in 2011.

▪
The Company realized an increase in revenue within its pharmaceutical offerings of approximately $599,000 as a result of significant contracts with large pharmaceutical companies being executed whereby services commenced in the third quarter of 2010.  With these newly executed awards and additional potential awards undergoing, the revenue from this area is anticipated to increase in 2011.

▪
The Company also increased its revenue by approximately $217,000 due to the acquisition of a telephone answering service company in September 2010.  In 2011, the Company continues to consider acquisition opportunities that will benefit the Company.

These increases were partially offset by a decrease in revenue from its traditional after-hours service of approximately $1,135,000 due to customer attrition primarily as a result of the general market conditions and certain service issues.  The Company has performed certain restructuring and reorganizational procedures to reduce and stabilize the attrition and will continue to monitor the situation.  In addition, the Company was awarded a one-time project from a state program in the prior year whereby the Company generated approximately $119,000 in revenue which the Company did not perform in current year.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $213,000 for the year ended December 31, 2010 as compared to 2009, a decrease of 3%, primarily due to the following:

▪
The Company recorded a decrease in depreciation expense of approximately $157,000 primarily due to the Company purchasing its PERS equipment at reduced prices through an alternative supplier as well as purchasing fewer devices in past years.

▪
A decrease in telephone expense of approximately $49,000 primarily as a result of the Company using alternative vendors for certain telephone services after the Company reevaluated its telephone usage.

TBCS:

Costs related to services increased by approximately $515,000 for the year ended December 31, 2010 as compared to 2009, an increase of 5%, primarily due to the following:

▪
The Company recognized a net increase in payroll and related expenses of approximately $341,000.  This was primarily a result of an increase in payroll expense associated with non traditional day-time services and pharmaceutical offerings, due to a corresponding increase in call volume and business in these areas. As the Company continues to experience growth in these areas, the personnel requirements will continue to be closely monitored to perform these services effectively.  The Company also incurred increased payroll with respect to account programming.  These increases were partially offset by a decrease in payroll expense associated with the traditional after-hours services.  In addition, the Company incurred approximately $79,000 of payroll and related expenses for operators of the telephone answering service company acquired in September 2010.

▪
The Company incurred costs of approximately $137,000 in developing certain project specific reports for a new pharmaceutical support services customer.  The project commenced in the third quarter of 2010.

These increases were partially offset by a decrease in rent expense of approximately $58,000 as a result of the TBCS division allocating a portion of its rent expense to the HSMS division.   During the last quarter of 2009, the Company relocated certain HSMS employees to the floor within the rented space of TBCS.  The space previously occupied by the HSMS employees was sublet to an independent third party.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $486,000 for the year ended December 31, 2010 as compared to 2009, a increase of 3%, primarily attributable to the following:

▪
The Company recorded an increase in advertising expense of approximately $818,000.  This was primarily a result of the Company commencing an advertising campaign for its MedSmart medication medical system and its PERS device under the Walgreen brand name.  Television commercials started airing during the second half of 2010.  The Company anticipates that the advertising campaign will continue in 2011.

▪
The Company realized an increase in sales and marketing payroll of approximately $623,000 due to the Company expanding its sales and marketing team during 2010 in an effort to facilitate sales growth for both TBCS and HSMS segments.

These increases were partially offset by the decreases in the following:

▪
The Company incurred approximately $349,000 less in consulting expense, net of approximately $57,000 of fees related to acquiring a telephone answering service company, primarily due to the Company utilizing its expanded in-house sales and marketing team in a greater extent in 2010 and thereby reducing the need for outside consultants.

▪	The Company incurred less research and development expenses by approximately $189,000 primarily due to MedSmart medication medical system being completed in late 2009 and commercialized in 2010.

▪
The Company recorded less stock and cash performance incentives by approximately $223,000.  Certain executive’s employment agreements include provisions which call for cash and stock performance incentives to be earned based on corresponding levels of annual Earnings before Interest and Taxes (EBIT) thresholds being met.  Based on the Company’s 2010 EBIT, less incentives were earned by these executives.

▪	The Company incurred less amortization expense by approximately $177,000 due to certain intangible assets being fully amortized.

Interest Expense:

Interest expense for the year ended December 31, 2010 and 2009 was approximately $61,000 and $76,000, respectively.  The decrease of $15,000 was primarily due to the Company’s loan balance in early 2010 being less than the same period in prior year as a result of the Company continuing to pay down its term loan.  The Company obtained an additional loan in May 2010 for a partial funding of an investment in a limited liability company.  The interest rate for this term loan is the same as the previous term loans secured by the Company.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the year ended December 31, 2010 of approximately $1,180,000 was related to the Company’s investment in Lifecomm in May 2010.  This equity loss represents the Company’s share of the Lifecomm’s loss, which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  This equity loss, which is not related to the Company’s current business operations, is expected to increase in 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in late 2011.

Other Income:

Other income for the year ended December 31, 2010 and 2009 was approximately $29,000 and $200,000, respectively.  Other income for the year ended December 31, 2010 consists of various miscellaneous items.  Other income for the year ended December 31, 2009 included a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $88,000.  These incentives were a result of the Company opening a network operating call center in New Mexico and hiring employees to serve as operators.  In addition, other income for the year ended December 31, 2009 included an insurance reimbursement due to a fire incurred at one of the telephone answering centers.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the year ended December 31, 2010 was approximately $3,936,000 as compared to $4,815,000 for the year ended December 31, 2009.  The decrease of $879,000 was primarily the result of the Company recording equity in net loss from investment in limited liability company, an increase in costs related to services and product sales, an increase in selling, general and administrative costs, and a decrease in other income which were partially offset by an increase in the Company's revenue.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $983,000, or 5%, for the year ended December 31, 2009 as compared to the same period in 2008.  The increase was primarily attributed to:

▪
The Company increased revenue from its arrangement with Walgreen to provide the Company’s PERS product under the Walgreen brand name directly to the consumer.  The revenue increase from this program accounted for approximately $320,000.  During 2009, the Company entered into another similar private label program with Apria Healthcare and continues to pursue other opportunities within this area as the Company believes private label marketing channels will help to facilitate greater revenue growth.

▪
The Company also recognized an increase in its PERS service revenue of approximately $741,000 through the execution of new agreements and growth within its existing PERS subscriber base. This growth was primarily facilitated through additional and increased third party reimbursement and long-term care programs. The Company anticipates that its subscriber base and corresponding revenue will continue to grow through its continued sales and marketing efforts and strategies. However, with respect to an agreement with a west coast managed care organization, the Company anticipates this growth will be partially offset by a decrease in revenue of approximately $300,000 to $500,000 in 2010 from 2009 levels.  This decrease was a result of the termination of funding received by this managed care organization from the State of California; nevertheless the Company expects it will be able to maintain many of the existing subscribers but at a reduced monthly rate.

▪	In 2009, the Company experienced growth in its subscriber base with respect to its telehealth offering which resulted in an increase in revenue of approximately $117,000 as compared to 2008.

These increases were partially offset by a decrease in product sales of approximately $336,000.  As a result of the housing and credit crisis encountered during the current year, the Company recognized a decrease in sales of approximately $416,000 of its enhanced senior living products.  This decrease in product sales was partially offset by approximately $142,000 of sales generated from the MedSmart medication and management systems which was commercialized during 2009.

TBCS

The decrease in revenues of approximately $107,000, or 1%, for the year ended December 31, 2009 as compared to 2008 was primarily due to the following:

▪
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

▪
The Company also realized a decrease in revenue within its clinical trial recruitment service of approximately $267,000 as a result of certain customers reducing their spending in this area during 2009. The Company has executed agreements with new customers for work to be performed in the second half of 2010 and believes this will facilitate improved results within this business component.

These decreases were partially offset by revenue growth within its non-traditional day-time service offering of approximately $632,000.   The increase was primarily due to a hospital organization customer expanding their services with us. Further expansion by this and other hospital organizations is anticipated to continue into 2010.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $148,000 for the year ended December 31, 2009 as compared to the same period in 2008, a decrease of 2%, primarily due to the following:

▪	The Company realized a decrease in depreciation expense of approximately $123,000 as a result of the Company obtaining an alternative supplier to purchase its PERS equipment at reduced prices.

▪
A decrease in cost of goods sold of approximately $117,000 was primarily due to a corresponding reduction of sales of enhanced senior living products.  This decrease in cost of products sold was partially offset by an increase in cost of products sold related to MedSmart medication and management systems which was commercialized during 2009.

These decreases in costs were partially offset by increased payroll and related costs of approximately $66,000, which was primarily due to the increase in service and call volume.  As the Company’s subscriber base continues to increase, the Company has experienced a corresponding increase in demand of emergency response center and customer service personnel to handle the increased call volume.

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

▪
The Company realized less depreciation expense of approximately $62,000 primarily due to certain assets related to the build-out of one of the call centers being fully depreciated at December 31, 2008.

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

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by approximately $288,000 for the year ended December 31, 2009 as compared to the same period in 2008, a decrease of 2%.  The decrease was primarily attributable to the following:

▪
The Company incurred approximately $565,000 less internet and television advertising expenses as a result of management’s decision to reduce expenditures and evaluate the efficiency of the advertising programs.  The Company continues to evaluate the cost and benefit of the advertising programs. The Company does plan to expand its advertising efforts in 2010, especially as it relates to its MedSmart medication and management system.

▪
The Company recorded approximately $177,000 of less amortization expense primarily as a result of certain intangible assets associated with the previous acquisitions of telephone based answering services being fully amortized during 2009 and 2008.

These decreases were partially offset by the increases in the following:

▪
The Company incurred approximately $363,000 in additional consulting expense.  This increase was primarily due to the Company utilizing outside consultants to assist the Company in expanding its sales efforts, promoting its MedSmart medication and management system and upgrading its websites.

▪
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

Other Income:

Other income for the year ended December 31, 2009 and 2008 was approximately $200,000 and $272,000, respectively.  Other income for the year ended December 31, 2009 and 2008 included a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $88,000 and $298,000, respectively.  These incentives were a result of the Company opening a network operating call center in New Mexico and hiring employees to serve as operators.  The incentives in 2008 were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City in the amount of $73,000.  In addition, other income for the year ended December 31, 2009 included an insurance reimbursement of approximately $45,000 as a result of fire damage incurred at one of its call center locations.

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

Liquidity and Capital Resources:

The Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable.  The term loan was payable in equal monthly principal installments of $50,000, over five years, commencing January 2006.  This term loan was paid in full during the second quarter of 2010 without any prepayment charge.

During 2006, the credit facility was amended whereby the Company obtained a $2,500,000 and a $1,600,000 term loan, the proceeds of which were utilized to finance the acquisitions of MD OnCall and American Mediconnect, Inc.  These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.  The $2,500,000 term loan was paid in full during the second quarter of 2010 without any prepayment charge.

In December 2006, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus 0.5%, whichever is greater, and the revolving credit line bears interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus 0.5%, whichever is greater.  The LIBOR interest rate charge shall be adjusted in 0.25% intervals based on the Company’s ratio of Consolidated Funded Debt to Consolidated EBITDA.  In the third quarter of 2007, the interest rate was reduced by 0.25% based on this ratio.  The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line.  Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.

On April 30, 2007, the Company amended its credit facility whereby the amount of credit available under the revolving credit line was increased to $2,500,000.  In June 2010, the term of the revolving credit line was extended through June 2013.

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance its investment in Lifecomm relating to the development of the mobile PERS system.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is the same as the previous term loans secured by the Company.

The outstanding balance on the term loans and revolving credit line at December 31, 2010 was $2,060,000 and $750,000, respectively.  As of December 31, 2010 and 2009, the Company was in compliance with the financial covenants in its loan agreement.

The following table is a summary of the Company’s contractual obligations as of December 31, 2010:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$2,060,000	$660,000	$800,000	$600,000
Operating Leases (b)	$7,776,460	$1,356,645	$3,415,065	$1,876,391	$1,128,359
Purchase Commitments (c)	$548,560	$548,560
Interest Expense (d)	$154,766	$63,042	$79,438	$12,286
Acquisition related Commitment (e)	$178,107	$105,807	$72,300
Total Contractual Obligations	$11,467,893	$2,734,054	$5,116,803	$2,488,677	$1,128,359

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2011 and 2015.

(b)
– Operating leases include rental of facilities at various locations within the United States.  These leases include the rental of the Company’s call centers, warehouse and office facilities with various expiration dates.  The Company currently leases office space from the Chairman and principal shareholder pursuant to a lease.  This lease expires in December 2012.  The Company also leases office space from certain telephone answering service managers with expirations through March 2015.

(c)	– Purchase commitments primarily relate to orders for the Company’s traditional PERS system and MedSmart medication medical system.

(d)	–Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(e)	– Acquisition related commitment represents estimated payments due based on collections of trade receivables relating to the acquisition of Alpha Message Center, Inc in September 2010.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $6.3 and $6.9 million for the year ended December 31, 2010 and 2009, respectively.  During 2010, increases in cash provided by operating activities were primarily from net earnings of approximately $2.4 million, depreciation and amortization of approximately $3.8 million and equity in net loss from investment in limited liability company of approximately $1.2 million which were partially offset by an increase in account receivables of approximately $1.4 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists which are associated with the acquisition of telephone answering service businesses. The net loss from investment in limited liability company represents the Company’s equity share of Lifecomm’s loss which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  The increase in accounts receivable was primarily a result of increased earnings from certain hospital programs and pharmaceutical companies which have longer payment terms, increased earnings from pharmaceutical companies and certain PERS customers in the fourth quarter of 2010, as well as the acquisition of a telephone answering service company during 2010.  During 2009, increases in cash provided by operating activities were primarily from net earnings of approximately $2.9 million, depreciation and amortization of approximately $4.1 million, stock compensation of $0.4 million which were partially offset by an increase in inventory of approximately $0.6 million and accounts receivable of $0.5 million.

Net cash used in investing activities for the year ended December 31, 2010 was approximately $6.1 million as compared to $1.6 million in 2009.  The primary components of net cash used in investing activities in 2010 were $4.2 million investment in a limited liability company for the development of the next generation mobile PERS, capital expenditures of approximately $1.3 million primarily for the continued production and purchase of the traditional PERS system and $0.6 million for the acquisition of a telephone answering service company.  The primary component of net cash used in investing activities in 2009 was capital expenditure of approximately $1.4 million, net of deposit on equipment transferred to fixed assets, primarily for the continued production and purchase of the traditional PERS system.

Net cash used in financing activities for the year ended December 31, 2010 were $1.6 million as compared to $2.3 million for the year ended December 31, 2009.  The primary components of cash flow used in financing activities in 2010 were the payment of long-term debt of approximately $1.7 million and the payment of two special dividends, which were declared on December 16, 2009 and July 19, 2010, aggregating approximately $1.9 million.  The cash flow used in these financing activities was partially offset by the proceeds from long-term debt of $2.0 million which was obtained for the purpose of partially funding the investment in a limited liability company.  The primary component of cash flow used in financing activities in 2009 was payment of long-term debt of approximately $2.1.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $1.5 – $2.0 million for the production and purchase of the traditional PERS systems, telehealth systems, Mobile PERS, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations primarily based on customer demand. The Company anticipates incurring approximately $0.1 - $0.2 million of costs primarily relating to research and development of its telehealth products.  The Company also plans to incur approximately $1.0 - $1.5 million of advertising expense for promotional campaigns related to its PERS and MedSmart medication medical system.

As of December 31, 2010, the Company had approximately $4.1 million in cash and the Company’s working capital was approximately $10.0 million.  The Company believes that, with its present cash position and with operations of the business generating positive cash flow, the Company will be able to meet its cash flow needs for working capital and capital expenditures for at least the next 12 months. The Company also has a revolving credit line, which expires in June 2013 that permits borrowings up to $2.5 million, of which approximately $750,000 was outstanding at December 31, 2010.  The Company is also considering acquisition initiatives which may require additional cash outlay.

Off-Balance Sheet Arrangements:

As of December 31, 2010, the Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Factors:

Lease Commitments

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its HCI TBCS and PERS Emergency Response Center (“ERC”)/ Customer Service facilities.  The centralization of the ERC, Customer Service and H-LINK® OnCall operations has provided certain operating efficiencies and allowed for continued growth of the H-LINK® and PERS divisions.  The fifteen (15) year lease term commenced in April 2003.  The lease calls for minimum annual rent of $307,900, subject to a 3% annual increase plus reimbursement for real estate taxes.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location.  The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rent of $220,000 and $122,000, respectively, and are subject to increases in accordance with the term of the agreements.  The Company is also responsible for the reimbursement of real estate taxes.

In September 2009, the Company sublet a portion of its space under its operating lease which was entered into in 2005.  The space is being sublet to an independent third party and calls for minimum annual rent of $125,000 and is subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

During 2010, the Company entered into an operating lease agreement for additional space at its Long Island City, New York location in order to provide space for the operation of its non traditional day-time services.  The lease, which commenced in January 2011 and expires in December 2015, calls for minimum annual rent of $65,000, and is subject to increases in accordance with the term of the agreement.  The Company is also responsible for the reimbursement of real estate taxes.

Loss on Abandonment

During 2008, the Company recorded a loss on abandonment of approximately $887,000, which represented the write-off of assets encompassing prepaid licensing fees and associated products paid or acquired in connection with a technology provider obtaining and completing certain new remote telehealth monitoring products and services.  The technology provider on this initiative experienced a funding shortfall and filed for bankruptcy protection and was not be able to complete the project.  Although the Company has abandoned the product development which was underway with this provider, the Company continues its efforts within the telehealth sector.  The Company believes the telehealth market will continue to provide opportunities for AMAC’s expansion as a full source provider of remote patient monitoring technologies and first line support services.  In 2010, AMAC completed most of research and development of the new low-cost telehealth solution that combines vital sign reporting and personalized questions about the patient’s health.  As significant progress has been made in developing the new telehealth platform, AMAC anticipates moving towards the release of this new device in 2011.

Investment in limited liability company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred approximately $150,000 in professional fees to acquire a minority interest in the new company, Lifecomm, LLC (“Lifecomm”).  As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  The Company’s exposure to loss is limited to the recorded equity investment balance of $2,970,210 and its share ($200,000) of a stand-by equity commitment if required.

Lifecomm is a development stage company and generated a net loss of approximately $3,600,000 during the period from May 12, 2010 (inception) to December 31, 2010.  Lifecomm will continue to generate losses as long as it is in the development stage.  Lifecomm needs to complete the development of certain operating systems before beginning commercial operations and generating revenue.  There is no assurance that Lifecomm will complete, in a cost effective or timely manner, the development of the operating systems to specifications that will allow it to successfully generate revenue.  The management of Lifecomm believes that its cash, cash equivalents and short-term investments, its $2,000,000 stand-by capital commitment from its Members and the projected cash flows expected to be generated by its service offerings will allow its operations to continue beyond the next twelve months.

In accordance with the limited liability company agreement, profits are generally allocated to members in the amount of and in proportion to their ownership of the outstanding membership units.  Losses are generally allocated to members in the amount of and in proportion to their unreturned capital contributions, which for the purposes of determining the allocation of losses is defined as the aggregate of (i) cash contributions, (ii) the fair value of other contributed assets and (iii) the value of in-kind services contributed by the members through the date of determination, less (iv) the fair value of any assets distributed to the members; provided, however, that any losses generated through May 12, 2012 will be generally allocated to the members first in the amount of and in proportion to the unreturned capital contributions attributable to only the cash contributions and the value of in-kind services contributed by the members through the date of determination and then in the amount of and in proportion to the unreturned capital contributions attributable to the fair value of other contributed assets.

The Company recorded a loss of $1,180,126 for its share of losses from the equity investment in Lifecomm from May 12, 2010 (inception) to December 31, 2010.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will increase in 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in late 2011.

Hughes Telematics, Inc. (“HTI”), parent of Lifecomm and the party who has a controlling financial interest in Lifecomm, has determined that Lifecomm is a variable interest entity and that HTI is the primary beneficiary. If HTI is are unable to provide the financial and operating support that it is obligated to under the Agreement, Lifecomm and the successful development of the next generation mobile PERS would likely be negatively impacted.  To date, HTI has incurred recurring losses and has a net capital deficiency.

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

See risk factor under Item 1A above, entitled “We have invested $4 million in Lifecomm, a limited liability company formed for the purpose of developing a mobile PERS solition.  The failure of Lifecomm to successfully develop the mobile PERS solution at all, or in a timely and cost-effective manner, or the unwillingness of customers to accept it could adversely affect the value of this investment.  In addition, we entered into this investment in part to secure an adaptive technology due to technological changes in the PERS market and there is no assurance that this decision will result in this goal being achieved”.

Acquisition

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (“Alpha”), a New Jersey based company that provides telephone after-hours answering and pager services. The purchase price of this acquisition consisted of an initial cash payment of $577,977 and an accrual of $200,000, which represents the estimated fair value of the contingent consideration expected to be paid over the next two years.  The contingent consideration is based on the acquisition agreement that calls for the Company to pay the former owner of Alpha fourteen percent (14%) of the cash expected to be collected by the Company, excluding sales taxes, from certain revenue generated by Alpha over the next two years.  The Company estimated the future contingent consideration expected to be paid based upon Alpha’s historic revenue data.  The Company also incurred finder and professional fees of approximately $57,000, which are included in selling, general and administrative expenses.  The results of operations of Alpha are included in the Telephone Based Communications Services segment as of the date of acquisition.

Projected Versus Actual Results:

The Company’s revenues for the year ended December 31, 2010 of $40,770,869 met the Company’s revenue projection of approximately $40,500,000.  The Company’s net income of $3,100,906, excluding net-of-tax equity loss of $715,340, for the year ended December 31, 2010 exceeded the projected net income ranging from $2,850,000 to $3,000,000 which was based on the exclusion of the equity loss.  The equity loss represents the Company’s share of expenses in a limited liability company for the development of the next generation mobile PERS.  The Company’s net income exceeded the projected net income due to its ability to operate at higher operating margins than anticipated.

Recent Accounting Pronouncements:

In December 2010, the FASB issued Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in Update 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Update 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the pro forma financial data. The Company is required to adopt all the provisions of Update 2010-29 for any business combinations for which the acquisition date is on or after January 1, 2011. The impact of the provisions of this guidance on our consolidated financial statements depends upon the nature, terms and size of the acquisitions we consummate in the future.

In December 2010, the FASB issued Update 2010-28, “Intangibles --Goodwill and Other (Topic 350).” Update 2010-28 modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010. The Company does not believe this guidance will have a material impact on the consolidated financial statements.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivables of $452,000 as of December 31, 2010, which is equal to approximately 5% of total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $79,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $79,000.

Fixed Assets

Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $150,000.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $110,000.

Valuation of Goodwill

Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur, indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,752,352 at December 31, 2010 and $10,255,983 at December 31, 2009.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Accounting for Stock-Based Compensation

Stock based compensation is recorded in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which was included in selling, general and administrative expense in its consolidated financial statements of approximately $247,000 and $416,000 for the year ended December 31, 2010 and 2009, respectively.

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

In the ordinary course of its business, the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At December 31, 2010 these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities.  Interest on our outstanding balances on our term loan and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively.  Our ability to carry out our business plan to finance future working capital requirements and acquisitions of TBCS business may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required hereby are located on pages F-1 through F-30 as part of this annual report on Form 10-K.  The financial statements of Lifecomm, LLC, in relationship with the Company’s investment in limited liability Company as described in the Company’s financial statements are located on pages F-31 through F-40 as part of this annual report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01.  Entry into a Material Definitive Agreement.

On March 29, 2011, the Company entered into separate indemnification agreements (each. an “Indemnification Agreement”) with each of its directors and executive officers, namely: Howard M. Siegel, Jack Rhian, Frederic S. Siegel, Ronald Levin, Yacov Shamash, John S.T. Gallagher, Gregory Fortunoff, Richard Rallo and Randi Baldwin.  The Company’s board of directors approved such indemnification agreements on March 29, 2011.

The Indemnification Agreements provide the indemnitees with, among other things, indemnification against certain liabilities, under defined circumstances, relating to their services as directors and officers of the Company under certain circumstances, to the fullest extent permitted by law, and whether or not such liabilities are incurred as a result of a claim by the Company or any other party (including any governmental entity).  The Company’s indemnification obligations are subject to certain threshold standards of conduct by the indemnitees mandated by law, as described in more detail in Item 5.03 below.  Each indemnification agreement provides for (i) the advancement or payment of expenses to the indemnitee, and (ii) for reimbursement of such expenses to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law.

The foregoing description of the Indemnification Agreements is qualified in its entirety by references to the text of the form of Indemnification Agreement, a copy of which is filed herewith as Exhibit 10(a) and is incorporated herein by this reference.

Item 5.03.  Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 29, 2011, the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated By-Laws (collectively, the “By-Law Amendment”), effective immediately, providing broader latitude to the Company to enter into indemnification agreements with its directors and officers, subject to threshold standards of behavior mandated by law.  The By-Law Amendment provides that the Company must indemnify and advance the expenses of each such person to the full extent permitted by the New York Business Corporation law.  The By-Law Amendment further provides that the remedies provided by the New York Business Corporation law are not exclusive, and that the Company may further expand its obligations to indemnify and advance expenses to its directors and officers by (i) a resolution of the shareholders or the directors, or (ii) as set forth in an agreement providing for such indemnification, provided that no indemnification may be made to or on behalf of any director or officer if a judgment or other final adjudication adverse to the director or officer establishes that his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.

Previously, the Company was required under its by-laws only to indemnify its directors and officers to the maximum extent permitted by law.

The foregoing description of the By-Law Amendments is qualified in its entirety by references to the text of the Amended and Restated By-Laws, a copy of which is filed herewith as Exhibit 3(b) and is incorporated herein by this reference.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors and executive officers of the Company as of March 25, 2011, their ages and present positions with the Company are as follows:

Name	Age	Position with the Company

Howard M. Siegel	77	Chairman of the Board, Senior Advisor and Director
Jack Rhian	56	Chief Executive Officer, President and Director
Frederic S. Siegel	41	Executive Vice President and Director
Ronald Levin	77	Director
Yacov Shamash, PhD.	61	Director
John S.T. Gallagher	79	Director
Gregory Fortunoff	41	Director
Richard Rallo	46	Chief Financial Officer, Chief Operating Officer – HSMS division and Corporate Secretary
Randi Baldwin	42	Senior Vice President – Marketing and Program Development

Information about Directors

Each of our directors is elected to the Board of Directors at our annual meeting of shareholders to serve until the next annual meeting of shareholders and until their successors are elected and qualified, or their earlier resignation or removal.

Certain biographical information for each of our directors is set forth below.  Also included below is information about each director’s specific experience, qualifications, attributes or skills that led the Board of Directors to conclude that he should serve as a director of AMAC.

HOWARD M. SIEGEL has been the Company's Chairman of the Board of Directors and a director since June 1982.  Mr. Siegel served as the Company’s Chief Executive Officer from June 1982 until December 2006.  From January 2007 through December 2009, Mr. Siegel served as Senior Advisor to the Company and, since January 2010, Mr. Siegel has served as Senior Advisor to the President and Chief Executive Officer.  Mr. Siegel also served as the Company's President from June 1982 through July 2004 and Chief Financial Officer from June 1982 through September 1996.  Having founded the Company in 1981, Mr. Siegel brings knowledge of the Company’s business, structure, history and culture to the Board of Directors and the Chairman position.  Howard M. Siegel is Frederic S. Siegel’s father.

JACK RHIAN has served as the Company’s Chief Executive Officer since January 2007 and as the Company’s President since July 2004.  Mr. Rhian has served as a director of the Company since October 2002.  Prior to his appointment as President, Mr. Rhian served in various senior management and executive positions of increasing responsibility, beginning in January 2000, when he joined the Company as Chief Operating Officer.  Previously, Mr. Rhian held senior management positions in companies that deliver healthcare services.  Mr. Rhian holds a Masters degree in Public Administration from New York University. Mr. Rhian has been promoted to positions of increasing responsibility since joining the Company, culminating with his appointment as Chief Executive Officer in 2007, bringing deep knowledge of the Company’s business and operations.  Mr. Rhian’s experience in senior management positions at other companies in the healthcare industry enable him to provide the Board of Directors with critical insight into organizational and operational management, business strategy and financial matters.

FREDERIC S. SIEGEL has been a director of the Company since September 1998, and the Company’s Executive Vice President since January 2007.  Prior to that Mr. Siegel was the Company’s Senior Vice President – Business Development, and prior to that, beginning in July 1998, he served as Vice President of Sales and Marketing for the Company.  Mr. Siegel joined the Company in April 1994 and has held various sales and marketing positions with the Company.  Mr. Siegel also serves on the Performance Advisory Committee of Metropolitan Jewish Health System.  Having been at the Company since 1994, and been promoted to positions of increasing responsibility in sales and marketing, Mr. Siegel brings to the Board of Directors first hand knowledge of the marketing challenges and opportunities for the Company’s business.  Frederic S. Siegel is Howard M. Siegel’s son.

RONALD LEVIN has been a director of the Company since August 2001.  He has also been the President of Ron Levin Associates, a financial consulting firm, since 1984.  Since 1995, Mr. Levin has been a member of Eye Contact Optical LLC, and since June 2008, Mr. Levin has also been a member of Gaalexa Optics, LLC, each of which is a Cohen’s Fashion Optical franchise.    Mr. Levin served as Executive Vice President of D.A. Campbell Co., an international institutional stock brokerage firm, from 1964 through 1998. Mr. Levin’s experience with analyzing public companies both at brokerage firms and as a financial consultant, enable him to provide the Board of Directors with insight with respect to financial and audit matters.

YACOV SHAMASH, PH.D.  has been a director of the Company since August 2001.  Since March 1992, Dr. Shamash has served as Dean of the College of Engineering and Applied Sciences at Stony Brook University.  In addition, since 2000, he has served as Vice President for Economic Development at Stony Brook University.  Prior to joining Stony Brook University, Dr. Shamash served as the Director of the School of Electrical Engineering and Computer Science at Washington State University. He has also held faculty positions at Florida Atlantic University, the University of Pennsylvania and Tel Aviv University.  He received his undergraduate and graduate degrees from Imperial College of Science and Technology in London, England. Dr. Shamash has been a member of the Board of Directors of (i) Key Tronic Corporation, a contract manufacturer in the electronic manufacturing services market, since 1989 (and is currently the Chairman of the Compensation and Administration Committee, and (ii) Applied DNA Sciences, Inc., a provider of botanical-DNA based security and authentication solutions, since March 2006.  From January 2004 until March, 2007, Dr. Shamash served as a director of NetSmart Technologies, a software solutions provider to the healthcare market.  Having served as Dean at Stony Brook and in faculty positions at other universities, and having supervised Stony Brook’s technology incubators, Dr. Shamash brings to the Board of Directors a unique point of view regarding organizational management and engineering research and applications vital to a company competing in the health care technology and services industry. Dr. Shamash also has valuable experience gained from serving as a director at other public companies.

JOHN S.T. GALLAGHER has been a director of the Company since May 2005. From September 2006 through early 2010, Mr. Gallagher served as the Chairman of the Board of Directors of Vanguard Health Care Management, LLC, a provider of hospital-based medical transport solutions.  Mr. Gallagher served as the deputy county executive for health and human services in Nassau County, New York from 2003 to 2005.  Since January 2002, Mr. Gallagher has served as co-chairman of the North Shore - Long Island Jewish Heath System Foundation and continues to serve in this position.  Prior to his appointment as co-chair, Mr. Gallagher served as a senior executive at North Shore University Hospital and North Shore - Long Island Jewish Health System, as executive vice president of North Shore from 1982 until 1992, president from 1992 until 1997 and chief executive officer of the combined hospital system from 1997 until January 2002.  Mr. Gallagher currently serves as a director of Perot Systems Corporation, a worldwide provider of information technology services, a position he has held since May 2001.  Mr. Gallagher also serves as a member of the Board of Directors of Trustees of the United Way of Long Island, a position he has held since February 2009.  From March 2002 until March 2007, Mr. Gallagher served as a director of NetSmart Technologies, a software solutions provider to the healthcare market.  Having served in numerous senior leadership positions at a prestigious hospital, at Vanguard and at a local public health agency, Mr. Gallagher provides a valuable combination of experience at the highest levels of patient care, as well as organizational management skills and public health policy expertise, making him an integral board member of a company in the health care industry.  Mr. Gallagher also has valuable experience gained from serving as a director at other public companies.

GREGORY FORTUNOFF has been a director of the Company since April 2006.  Mr. Fortunoff has served as Chief Executive Officer, and has managed the day-to-day operations of, G-2 Trading LLC, a registered broker-dealer, since October 2009.  From May 2008 until May 2009, Mr. Fortunoff was a partner with First New York Securities, L.L.C., an equity trading firm, where Mr. Fortunoff was previously employed in the same capacity from December 1993 to August 2004.  Mr. Fortunoff was an equity trader at the Royal Bank of Canada from April 2006 to April 2008 and was a portfolio manager at XMark Funds, a health care hedge fund, from November 2004 to September 2005.  Mr. Fortunoff’s significant experience and skills in investments and trading enable him to bring to the Board of Directors a well-developed financial and business acumen which benefits a public company.

Non-Director-Executive Officers

The following is a brief summary of the background of each non-director executive officer:

RICHARD RALLO joined the Company in February 2001 as the Controller and became Chief Financial Officer in April 2003.  Since January 2009, Mr. Rallo has also served as the Chief Operating Officer of the Health and Safety Monitoring Systems (HSMS) division of the Company.  Since July 2009, Mr. Rallo has served as the Company’s Corporate Secretary.  From May 1997 to February 2001, Mr. Rallo served as the Chief Financial Officer of Tradewell, Inc., a barter company.  From October 1994 to April 1997, Mr. Rallo served as the Controller of Connoisseur Communications Partners L.P., a company that owned and operated radio stations.  From 1986 to 1994 Mr. Rallo worked in public accounting for Touche Ross & Co. and Margolin, Winer & Evens LLP.  Mr. Rallo is a Certified Public Accountant and has a BS in accounting from the University of Denver.

RANDI BALDWIN has been the Company’s Senior Vice President, Marketing and Program Development since January 2007.  Prior to that, she was the Company’s Vice President – Marketing and Communications.  Ms. Baldwin joined the Company in March 1999 as the Director of Marketing.  Additionally, Ms. Baldwin leads the Company’s telehealth operations. Prior to joining the Company, she held executive level marketing and media positions at various advertising agencies in the NY metropolitan area where she drove extensive consumer and B2B campaigns, developed nationally relevant brand value propositions and implemented integrated marketing communications programs.

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

Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates.  Based solely upon the review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, there were no reports for transactions that were not reported on a timely basis during fiscal year 2010.

Code of Business Conduct and Ethics

Each of AMAC’s directors and employees, including its President and Chief Executive Officer, Chief Financial Officer, and its senior financial and accounting executives, are required to comply with its Code of Business Conduct and Ethics (the “Code”).  The Code sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to AMAC’s business.  The Code is available on AMAC’s website at www.amac.com, under the “Investor Relations, Corporate Governance” headings.  AMAC will post to its website any amendments to the Code, or waiver from its provisions for principal executive officers or directors, at the same internet address.  A copy of the Code may also be obtained, without charge, by any person upon written request directed to the Corporate Secretary of AMAC c/o American Medical Alert Corp., 36-36 33rd Street, Suite 103, Long Island City, NY 11106.

Audit Committee of the Board of Directors

Members:  Mr. Shamash, Mr. Levin, Mr. Gallagher and Mr. Fortunoff

AMAC has a standing Audit Committee established in accordance with Section 3(a)(58)(A) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board of Directors has determined that each member of the Audit Committee is “independent” and financially literate as required by the additional independence requirements for members of the Audit Committee pursuant to the applicable NASDAQ Listing Standards and Rule 10A-3 under the Exchange Act.  In addition, the Board of Directors has also determined that Mr. Gallagher is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Procedures for Shareholder Recommendations of Director Nominees

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since disclosure of such procedures in our proxy statement for our 2010 annual meeting of shareholders.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Policy

The Compensation Committee is responsible for reviewing and recommending to the Board of Directors compensation levels, including incentive compensation, for AMAC’s executive officers, including the President and Chief Executive Officer; reviewing and recommending to the Board of Directors equity-based incentive plans; and attending to such other matters relating to compensation as may be prescribed by the Board of Directors.  Among its principal duties, the Compensation Committee ensures that the total compensation of the named executive officers is fair, reasonable and competitive.  For purposes herein, “named executive officers” shall have the meaning given to such term in the Summary Compensation Table below.

Objectives and Policies of Compensation

The primary objective of the Company’s compensation policy, including the executive compensation policy, is to help attract and retain qualified, energetic executives, officers and managers who are enthusiastic about the Company’s mission and products.  The policy is designed to reward the achievement of specific annual and long-term strategic goals, aligning executive remuneration with company growth and shareholder value. In addition, the Compensation Committee strives to promote an ownership mentality among key personnel.

Setting Executive Compensation

The compensation policy is designed to reward the named executives officers based on both individual and Company performance.  In measuring named executive officers’ contribution to the Company, the Compensation Committee considers numerous factors including the named executive officer’s individual efforts, Company’s growth and financial performance as measured by revenue and earnings before interest and taxes, among other key performance indicators.
Stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside of management’s control.  The Company does not subscribe to an exact formula for allocating between cash and non-cash compensation or allocating between performance based compensation and non-performance based compensation, each of which is determined on a case by case basis, balancing the need to offer competitive base salaries, with the goal of incentivizing executives to contribute to the Company’s growth.  A portion of total compensation for the President and Chief Executive Officer and Executive Vice President, is performance-based, taking into consideration the nature of each such executive’s position and the opportunity to contribute to realizing the Company’s performance targets. The Chief Financial Officer and the Senior Vice President, Marketing and Program Development, do not currently receive performance based equity compensation.

Compensation Consultants

Regarding most compensation matters, management provides recommendations to the Compensation Committee.  In determining compensation for the named executive officers other than the President and Chief Executive Officer, the Compensation Committee takes into account the recommendations of the President and Chief Executive Officer and the criteria described above, including the executive’s performance in meeting his or her objectives.  The Compensation Committee has, in the past, engaged outside compensation consultants, with respect to executive and/or director compensation matters, but did not do so during fiscal year 2010.

Elements of Company’s Compensation Plan

The principal components of compensation for the Company’s named executive officers are:

•	base salary
•	nonperformance-based equity compensation; and
•	performance-based equity incentive compensation

Base Salary

The Company provides named executive officers and other employees with base salaries to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

•	During its review of base salaries for executives, the Compensation Committee primarily considers:

•	Internal review of the executives’ compensation, both individually and relative to other executives; and

•	Past performance of the executive.

Salary levels are typically set at the time of execution of the applicable employment agreements, which have historically ranged between three and five years in length and usually provide for a graduated increase in base salary.  Salary levels are also evaluated upon a promotion or other change in job responsibility.

Non Performance-Based Equity Compensation

As part of executing employment agreements with its named executive officers, the Company has granted stock options and restricted stock to its named executive officers.  The Company has agreed to make restricted stock unit grants to its President and Chief Executive Officer and Senior Vice President, and intends to continue to make such grants to its named executive officers.  Restricted stock and restricted stock unit grants vest over time, generally annually, subject to the condition that the executive is employed by the Company at the applicable vesting date.  Holders of restricted stock generally have the right to exercise all rights of a holder of Common Stock with respect to the restricted shares, including the right to vote, receive stock or cash dividends (but subject to forfeiture with respect to unvested shares), participate in stock splits or other recapitalizations and exchange such shares in a merger, consolidation or other reorganization.  Holders of restricted stock units generally do not have any rights as a holder of Common Stock unless and until the restricted stock units vest and are settled, but they will generally receive, upon settlement, the cash amount of any dividends that would have been paid on the underlying shares of Common Stock from the grant date through the applicable vesting date. These grants are made to encourage longevity of service and to provide the executives with an ownership interest in the Company.
The majority of the stock options granted previously by the Board of Directors have exercise terms anywhere from five to ten years, although since 2005, all options have been granted with a five year term.  The Company’s 2010 Equity Incentive Plan (the “2010 Equity Plan”), under which all future grants will be made, does not permit option exercise terms to exceed five years.  Stock options are awarded with exercise prices equal to the fair market value of a share of the Company’s common stock, as determined in accordance with the applicable plan.  Stock options are generally time vested, and vest in accordance with vesting schedules established by the Board.  Under the 2000 Stock Option Plan (the “2000 Equity Plan”) and 2010 Equity Plan, option exercise rights cease 90 days after the termination of employment for executives, and under the 2005 Stock Incentive Plan (the “2005 Equity Plan”), option exercise rights cease 30 days after the termination of employment for executives.  Prior to the exercise of an option, the holder has no rights as a shareholder, including voting rights, with respect to the shares subject to such option.

Performance-Based Equity Incentive Compensation

The Company’s equity incentive plans give the plan administrator the ability to design equity incentive compensation programs tied to the Company’s performance to promote high performance and achievement of corporate goals, encourage the growth of shareholder value and allow key employees to participate in the long-term growth and profitability of the Company.  Any awards granted under the 2010 Equity Plan may be granted so as to qualify for the performance-based compensation exemption of Section 162(m). As determined by the administrator in its sole discretion, either the granting, vesting or payment of such performance-based awards will be based on achievement of performance goals based on one or more performance measures as set forth in such plan.
Performance based equity award levels are determined based on the Company’s assessment of the named executive officer’s contribution to the achievement of the Company’s performance targets, and vary among executives based on their positions within the Company.  These awards are granted or approved at the Board of Directors’ regularly or specially scheduled meetings, after recommendation by the Compensation Committee.

Historically, performance based equity awards to executives have been granted or determined at the time of the execution of the applicable employment agreement.  The amount of shares granted has in the past been determined based on (i) revenue and (ii) earnings before interest and taxes (“EBIT”) thresholds.

Following execution of new employment agreements at the end of fiscal year 2010 under which the Company has committed to providing participation in a bonus pool to each of the President and Chief Executive Officer and Executive Vice President, the Compensation Committee is in the process of creating an executive bonus pool to promote high performance and achievement of short-term and long-term corporate goals, encourage the growth of shareholder value and allow the participants selected by the Compensation Committee to participate in the long-term growth and profitability of the Company.  Although the terms and conditions of such bonus pool have not been determined as of the date of this filing, the Board intends to set uniform performance targets for all participants, as opposed to setting differing individual performance targets, and to allocate a percentage of the equity incentive awards in the pool to each participant to be earned based on achievement of the established thresholds.  Compensation Committee has not yet determined whether these incentive awards will be in the form of cash, equity or a combination of both.  It is intended that the performance targets will be tied to achievement of revenue and EBIT thresholds to be determined by the Compensation Committee.  Percentage participation in the pool with be determined based on the participant’s position with the Company.  The Compensation Committee believes that by creating a bonus pool, it will encourage participants to focus on uniform goals for the benefit of the Company.

Cancellation and Rescission of Awards for Fraud and Other Misconduct

Under the Company’s 2010 Equity Plan, unless the award agreement specifies otherwise, the plan administrator may cancel, rescind, suspend, withhold or otherwise limit or restrict a participant’s rights, payments, and benefits with respect to an outstanding award that has not yet been exercised, delivered, or otherwise settled (i) in the event of the termination of such participant’s continuous service for cause, or (ii) in the case of certain specified types of misconduct, including fraud, misappropriation of AMAC property, including intellectual property, and violation of non-competition obligations.  In addition, if AMAC is required to prepare an accounting restatement due to the material noncompliance of AMAC, as a result of misconduct, with any financial reporting requirement under the securities laws, any participant who knowingly or through gross negligence engaged in the misconduct, or who knowingly or through gross negligence failed to prevent the misconduct, and any participant who is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002, will be required to reimburse AMAC the amount of any payment in settlement of an award earned or accrued during the twelve (12) month period following the first public issuance or filing with the SEC (whichever first occurred) of the applicable non-compliant financial document.  The administrator may also specify in an award agreement additional events that may cause a participant’s rights, payments and benefits with respect to an award to be subject to reduction, cancellation, forfeiture, rescission or recoupment, or which may affect any otherwise applicable vesting or performance conditions of an award.

Individual Compensation Considerations

With respect to each of the named executive officers, in additional to the general considerations described above, the Compensation Committee evaluated the following criteria in determining such executive’s compensation structure:

Jack Rhian, President and Chief Executive Officer

In 2010, in connection with the Company’s entry into a new employment agreement with Mr. Rhian (which is described below in more detail), the Compensation Committee recommended that Mr. Rhian’s pay structure should be comprised of a (i) base salary, (ii) participation in the executive bonus pool to be formed as discussed above, and (iii) non-performance based, time vested, equity compensation.   Previously, n 2005, when Mr. Rhian was President and Chief Operating Officer, the Compensation Committee recommended that Mr. Rhian’s pay structure should be comprised of a (i) base salary, (ii) performance based stock compensation and (iii) non-performance stock compensation.  In light of Mr. Rhian’s past and future position with the Company as President and Chief Executive Officer, the committee felt that since Mr. Rhian would be responsible for overseeing the Company’s overall performance, a portion of his compensation should be based on Company performance criteria.  In 2005, when recommending the specific performance criteria, the Compensation Committee determined that the award should primarily be based on both revenue and EBIT thresholds, which it believes are the best indicators of the Company’s overall performance. Under Mr. Rhian’s new employment agreement, the Company has committed to providing Mr. Rhian with participation in the bonus pool described above, for the same reasons.

In addition, to provide incentive to Mr. Rhian to remain with the Company, the Compensation Committee also recommended compensating Mr. Rhian with non-performance restricted stock, in 2005 (all of which was vested at December 31, 2010, and restricted stock units, in 2010, which vest annually over the three year term of his employment agreement.  In determining the various levels of performance targets, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	Individual level of responsibilities.

•	Overall past performance and desired future performance of the Company and success of the Company.

In 2005 and in 2010, the Compensation Committee used the three factors described immediately above in making compensation determinations regarding Mr. Rhian’s compensation package.  In 2010, the Compensation Committee intended that Mr. Rhian’s compensation levels be generally consistent with determinations made in 2005.

Frederic S. Siegel, Executive Vice President

In 2010, in connection with the Company’s entry into a new employment agreement with Fred Siegel (which is described below in more detail), the Compensation Committee recommended that Mr. Siegel's pay structure, be comprised of a (i) base salary, (ii) participation in the executive bonus pool, and (iii) non-performance equity compensation.  In 2007 the Compensation Committee recommended that Mr. Siegel's pay structure, be comprised of a (i) base salary, (ii) performance based stock and cash compensation and (iii) non-performance based equity compensation.  Due to Mr. Siegel’s overall responsibility for the operating results of the Company's HSMS segment, including delivery of top line and pre-tax profit, the Compensation Committee believed that a portion of his compensation should be based on Company and HSMS division performance targets. As part of this structure, the Compensation Committee also recommended reducing the base salary earned by Mr. Siegel in 2005 and 2006 in order to appropriately balance the allocation between performance based and non-performance based compensation. In recommending the specific performance criteria, the Compensation Committee determined that the performance incentives should be broken out into three areas; (i) HSMS revenue growth, (ii) HSMS EBIT growth and (iii) total Company EBIT growth, with the majority of the performance incentive being weighted towards the first two criteria.  In addition, to provide incentive to Mr. Siegel to remain with the Company, the Compensation Committee recommended compensating Mr. Siegel with non-performance shares which would vest annually over the term of his employment agreement.

In determining the various levels of performance targets, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	Individual level of responsibilities.

•	Overall past performance and desired future performance in the HSMS segment as well as the Company and the overall success of the Company.

In 2007 and in 2010, the Compensation Committee used the three factors described above in making compensation determinations regarding Mr. Siegel’s compensation package. In 2010, the Compensation Committee intended that Mr. Siegel’s compensation levels be consistent with determinations made in 2007.

Richard Rallo, Chief Financial Officer, Chief Operating Officer of the HSMS division and Corporate Secretary

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

In determining the structure of Mr. Rallo’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	Individual levels of responsibilities.

•	Overall financial management and financial success of Company.

In 2005, and again in 2008, the Compensation Committee considered the three factors described immediately above in making compensation determinations regarding Mr. Rallo’s compensation package.  In 2008, the Compensation Committee intended that Mr. Rallo’s compensation levels be consistent with determinations made in 2005.

Randi Baldwin, Senior Vice President, Marketing and Program Development

In 2006, and again in 2009, the Compensation Committee recommended that Ms. Baldwin’s pay structure, be comprised of a base salary and non-performance stock option compensation.  Due to her position, the Compensation Committee did not believe it was appropriate to provide performance based compensation as part of Ms. Baldwin’s pay structure.

In determining the structure of Ms. Baldwin’s compensation, the Compensation Committee considered the following metrics:

•	Evaluation of past individual performance and expected future contribution.

•	Individual levels of responsibilities.

In 2006, and again in 2009, the Compensation Committee considered the two factors described immediately above in making compensation determinations regarding Ms. Baldwin’s compensation package.  In 2009, the Compensation Committee intended that Ms. Baldwin’s compensation levels be consistent with determinations made in 2006.

Retirement and Other Benefits

All employees in the United States are eligible to participate in the Company's 401(k) Retirement Plan.

401(k) Retirement Plan

In 1997, the Company instituted a 401(k) Plan covering substantially all full-time employees with at least six months of service. Under the 401(k) Plan, employees may elect to contribute up to 15% of compensation (subject to certain limitations). Matching contributions are discretionary and may be contributed at the option of the Company.  The Company currently provides a matching contribution equal to 15% of the first 4% of the employee’s salary that the employee contributes.. In addition, the Company may make an annual discretionary profit-sharing contribution. Employee contributions, Company matching contributions and related earnings are always 100% vested.

Accounting and Tax Considerations

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 718.

The Company's equity grant policy has been impacted by the implementation of ASC Topic 718.  Under this accounting pronouncement, the Company is required to value unvested stock options granted prior to the adoption of ASC Topic 718 under the fair value method and expense those amounts in the income statement over the stock option's remaining vesting period.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the chief executive officer, the chief financial officer or any of the three other most highly compensated officers (other than the chief executive officer or the chief financial officer).  The Board of Directors’ policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Certain performance-based compensation is specifically exempt from the deduction limit if it otherwise meets the requirements of Section 162(m).  One of the requirements for equity compensation plans is that there must be a limit to the number of shares granted to any one individual under the plan during a specified period.  Accordingly, the 2010 Equity Plan provides that no participant may receive awards denominated in shares during any fiscal year in excess of 150,000 shares, and no participant may receive awards denominated in cash or property during any fiscal year in excess of $750,000, in each case, subject to adjustments made in accordance with the plan.  Shareholder approval of this plan constituted shareholder approval of this limitation for Section 162(m) purposes.

Summary Compensation Table

The table below summarizes the dollar amounts of all the total compensation components for the fiscal years ended December 31, 2008 (fiscal year 2008), December 31, 2009 (fiscal year 2009) and December 31, 2010 (fiscal year 2010), paid to or earned by each of AMAC’s (i) principal executive officer, (ii) principal financial officer, and (iii) the two other executive officers of the Company (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)		Total ($)

Jack Rhian	2010	300,000	-	306,360	(4)(5)	-		-	19,130	(7)	622,490
President and Chief Executive Officer	2009	300,000	-	-		-		-	13,966	(7)	313,966
	2008	280,000	-	-		-		-	13,688	(7)	293,688

Frederic Siegel	2010	220,000	-	100,485	(6)			23,615	17,490	(8)	363,940
Executive Vice President	2009	210,000	-	-		-		114,279	13,249	(8)	337,528
	2008	200,000	-	-		-		30,929	12,599	(8)	243,528

Richard Rallo	2010	232,500		-					14,691	(9)	245,441
Chief Financial Officer, Chief Operating Officer of the HSMS Division, and Corporate Secretary	2009	215,000	10,000	91,140	(7)	35,289	(10)	-	12,638	(9)	364,067
	2008	200,000	-	-		-		-	10,773	(9)	210,773

Randi Baldwin	2010	175,000	-	-		-		-	10,607	(11)	185,607
Senior Vice President, Marketing and Program Development	2009	162,500	5,000	-		25,186	(12)	-	10,008	(11)	197,694
	2008	147,667	-	-		-		-	9,288	(11)	156,955

(1)
Amounts represent the aggregate grant date fair value of restricted stock and restricted stock unit awards and performance-based stock awards granted computed in accordance with ASC Topic 718 regarding share-based payments for the listed fiscal year.

For restricted stock and restricted stock unit awards, fair value is calculated by multiplying the number of shares of restricted stock by the closing price of our common stock on the date of grant.  For performance-based stock awards, the amount reflected is based upon the assumption that the applicable performance metric would be achieved.  For additional information on the valuation assumptions used, refer to the portion of Note 1 on “Accounting for stock-based compensation” and Note 8 on “Common Stock and Options” in the AMAC financial statements filed with the Annual Report on Form 10-K for the respective year-end.  See the 2010 Grants of Plan-Based Awards table immediately below for information on grants awarded in fiscal year 2010.  These amounts may not necessarily represent the actual value realized by the named executives, as performance criteria may not be achieved.  For a discussion of performance-based awards that were not earned because the applicable goals were not achieved, please see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” below.

(2)
Amounts represent the aggregate grant date fair value of stock option awards granted computed in accordance with ASC Topic 718 regarding share-based payments for the listed fiscal year.  For stock options, fair value is calculated using, for stock options granted under the 2000 Stock Option Plan, the average between the high and low sales prices for our common stock on the date of grant, and for stock options granted under the 2005 Stock Incentive Plan, the closing price of our common stock on the date of grant.  For information on the valuation assumptions used, refer to the portion of Note 1 on “Accounting for stock-based compensation” and Note 7 on “Common Stock and Options” in the AMAC financial statements filed with the Annual Report on Form 10-K for the respective year-end.  These amounts may not necessarily represent the actual value realized by the named executives.

(3)
In December 2009, AMAC announced that its Board of Directors declared a special cash dividend of $0.10  per share, paid on January 15, 2010 to all shareholders of record as of the close of business on December 28, 2009.  In July, 2010, AMAC announced that its Board of Directors declared a special cash dividend of $0.10 per share, paid on September 29, 2010 to all shareholders of record as of the close of business on September 13, 2010.  The amount shown in the “All Other Compensation” column for fiscal year 2010 for Messrs. Rhian, Siegel and Rallo includes the amount of both dividends paid on unvested restricted stock as discussed above under “Compensation Discussion and Analysis — Special Dividends.” The amounts are: Mr. Rhian — $3,000; Mr. Siegel — $1,650; and Mr. Rallo — $1,750.

(4)
Amount represent the aggregate grant date fair value of 30,000 restricted stock units granted on December 30, 2010, calculated based on the closing price of our common stock on such date of grant of $6.09.  The restricted stock units vest annually in three equal 10,000 share installments from December 31, 2011 through December 31, 2013.

(5)
On June 30, 2010, Mr. Rhian forfeited his right to up to 18,000 performance shares that were subject to vest based upon the achievement of designated fiscal 2010 performance criteria.  Subject to shareholder approval of the 2010 Equity Incentive Compensation Plan (which was received on August 5, 2010), on the same date, the Board of Directors granted to Mr. Rhian a replacement award of up to 18,000 performance shares subject to vesting based on substantially the same performance criteria as the forfeited grant.  The grant date fair value of the forfeited shares is $106,920 and for the newly granted performance shares is $123,660.

(6)
Amount represent the aggregate grant date fair value of 16,500 restricted stock units granted on December 30, 2010, calculated based on the closing price of our common stock on such date of grant of $6.09.  The restricted stock units vest annually in three equal 5,500 share installments from December 31, 2011 through December 31, 2013.

(7)	Includes auto stipend of $14,330, $12,200, and $12,000 for 2010, 2009, and 2008 and employer 401(k) contribution of $1,800, $1,766, and $1,688 in 2010, 2009, and 2008, respectively.
(8)	Includes auto stipend of $15,037, $12,495 and $11,400 for 2010, 2009, and 2008 and employer 401(k) contribution of $803, $754, and $1,199 in 2010 2009, and 2008, respectively.
(9)	Includes auto stipend of $11,400, $11,400 and $9,600 for 2010, 2009 and 2008 and employer 401(k) contribution of $1,541, $1,238 and $1,173 in 2010, 2009 and 2008, respectively.
(10)
On November 13, 2009, Mr. Rallo waived 9,500 shares of restricted stock which, in January 2009, had been granted inadvertently in excess of the 2005 Stock Incentive Plan’s individual share limit for Mr. Rallo, and which had not yet vested.  On the same date, the Board of Directors granted to Mr. Rallo options to purchase up to 21,700 shares of common stock under the Company’s 2000 Stock Option Plan.  The grant date fair value of the cancelled shares of restricted stock is $41,230 and for the newly granted stock options is $35,289.

(11)	Includes auto stipend of $9,600, $9,000 and $8,400 for 2010, 2009 and 2008 and employer 401(k) contribution of $1,007, $1,008 and $888 in 2010, 2009 and 2008, respectively.
(12)
On June 25, 2009, the Board granted Ms. Baldwin an option to purchase up to 15,000 shares of common stock under the Company’s 2000 Stock Option Plan pursuant to Ms. Baldwin’s executed employment agreement.

Grants of Plan-Based Awards

The following table discloses each grant of a plan-based award to a named executive officer during fiscal year 2010:

			All Other		All Other
			Stock		Option		Grant
			Awards		Awards	Exercise	Date Fair
			Number		Number of	or Base	Value of
			of Shares		Securities	Price of	Stock and
		Board	of Stock		Underlying	Option	Options
	Grant	Approval	or Units		Options	Awards	Awards
Name	Date	Date	(#)		(#)	($/Sh)	($)
Jack Rhian	8/5/2010	6/30/2010	18,000	(2)	-	-	$123,660
	12/30/2010	12/30/2010	30,000	(3)	-	-	$182,700

Fred Siegel	12/30/2010	12/30/2010	16,500	(4)	-	-	$100,485

(1)
This column shows the aggregate grant date fair value of performance-based stock awards and restricted stock unit awards under applicable SEC rules granted to the named executives in the table, in 2009.  See Note 1 of the 2010 Summary Compensation Table for a discussion of the fair value calculation related to the performance-based stock awards and restricted stock unit awards.  For additional information on the valuation assumptions, refer to the portion of Note 1 on “Accounting for stock-based compensation” and Note 8 on “Common Stock and Options” in the AMAC financial statements filed with this Annual Report on Form 10-K.

(2)
On June 30, 2010, Mr. Rhian forfeited his right to up to 18,000 performance-based stock awards that were subject to vest based upon the achievement of designated fiscal 2010 performance criteria.  Subject to shareholder approval of the 2010 Equity Incentive Plan (which was received on August 5, 2010), on the same date, the Board of Directors  granted to Mr. Rhian a replacement award, under the 2010 Equity Incentive Plan of up to 18,000 performance based stock awards shares subject to vesting based on substantially the same performance criteria as the forfeited grant.  The grant date fair value of the forfeited shares is $106,920 and of the newly granted shares is $123,660.

(3)
Amount represent the aggregate grant date fair value of 30,000 restricted stock units granted on December 30, 2010, calculated based on the closing price of our common stock on such date of grant of $6.09.  The restricted stock units vest annually in three equal 10,000 share installments from December 31, 2011 through December 31, 2013.

(4)
Amount represent the aggregate grant date fair value of 16,500 restricted stock units granted on December 30, 2010, calculated based on the closing price of our common stock on such date of grant of $6.09.  The restricted stock units vest annually in three equal 5,500 share installments from December 31, 2011 through December 31, 2013.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Jack Rhian

On November 11, 2005, we entered into an employment agreement with Jack Rhian, under which he is employed for a period of five years beginning on January 1, 2006 as our President and Chief Operating Officer (the “2005 Rhian Agreement”).  Subsequently, effective January 1, 2007, Mr. Rhian was appointed as our Chief Executive Officer.  Mr. Rhian’s employment agreement provides for the following base salary amounts: $240,000 per annum, for the period beginning January 1, 2006 and ending December 31, 2006; $260,000 per annum, for the period beginning January 1, 2007 and ending December 31, 2007; $280,000 per annum, for the period beginning January 1, 2008 and ending December 31, 2008; $300,000 per annum, for the period beginning January 1, 2009 and ending December 31, 2009; and $300,000.  We also granted to Mr. Rhian 50,000 shares of restricted common stock vesting, subject to the condition that Mr. Rhian was employed by us at the applicable date, in equal annual installments of 10,000 shares on December 31 of each year during the term of the 2005 Rhian Agreement.  All of these shares have vested and are no longer subject to forfeiture as of December 31, 2010.

On December 30, 2010, we entered into an employment agreement with Jack Rhian, under which Mr. Rhian's employment will be continued for a term of three years, commencing as of January 1, 2011 (the "2011 Rhian Agreement").  The 2011 Rhian Agreement supersedes the 2005 Rhian Agreement, which expired on December 31, 2010.  Mr. Rhian continues in his current role as Chief Executive Officer and President.

The 2011 Rhian Agreement provides for the payment, on a bi-weekly basis, of a base salary equal to $300,000 per annum, during the three year term thereof.

Mr. Rhian is also eligible to participate in an executive bonus pool, to be established by the Company by June 30, 2011, on such terms and conditions as may be determined by the Company’s independent Compensation Committee in its sole discretion.  The 2011 Rhian Agreement also provides for a monthly automobile stipend in the amount of $1,000.

The 2011 Rhian Agreement provides for the grant to Mr. Rhian of 30,000 restricted stock units ("RSUs"), subject to the terms of the 2010 Equity Incentive Plan and execution by Mr. Rhian of the applicable award agreement under such plan, that vest as follows: 10,000 RSUs on December 31, 2011, 10,000 RSUs on December 31, 2012 and 10,000 RSUs on December 31, 2013.  Vesting is dependent on Mr. Rhian's continued employment on the vesting date, as provided under the 2010 Equity Incentive Plan.  In the event of a Change in Control (as defined in the 2011 Rhian Agreement), if Mr. Rhian and the Company, or its successor, agree to continue the Rhian Employment Agreement, or to enter into a new employment agreement in lieu of such agreement, then any unvested RSUs, will vest immediately upon the mutual agreement of the Company (or its successor) and Mr. Rhian to continue the 2011 Rhian Agreement or to enter into a new employment agreement. The RSUS will entitle Mr. Rhian to receive, upon settlement, the cash amount of any dividends that would have been paid on the underlying shares of Common Stock from the grant date through the applicable vesting date.

Under the 2005 Rhian Agreement, he was entitled to the following performance based equity grants: (i) up to 80,000 shares based on meeting or exceeding EBIT (as set forth in our audited financial statements for the applicable fiscal year) performance targets, as described below, and (ii) 2,000 shares of common stock per year, for a total of up to 10,000 shares of common stock over the employment period, based on our total revenues, as set forth in our audited financial statements for the applicable fiscal year, meeting or exceeding an amount equal to at least 115% of the Company's total revenues for the prior fiscal year.

EBIT Targets For 2006 – 2010

EBIT growth over prior fiscal year	# of Shares

15.0 – 17.49%	8,000 shares
17.5 – 19.99%	9,000 shares
20.0 – 22.49%	10,500 shares
22.5 – 24.99%	13,000 shares
25.0% - or more	16,000 shares

On March 30, 2009, the Company and Mr. Rhian entered into an amendment to the 2005 Rhian Agreement. The amendment clarified certain computations in connection with the calculation of the performance based formula for certain stock awards by which Mr. Rhian could make up, in a subsequent year, a failure to have met the performance threshold in a prior year. It also clarified the effect of certain non-operational adjustments on the formula.

For the fiscal years ended December 31, 2010, 2009 and 2008, our EBIT growth (reduction) was (18)%, 79% and (13)% respectively, and our year over year revenue growth did not exceed the 115% growth over prior year target for the applicable year.  Based on meeting the EBIT growth over prior fiscal year target for 2009, however, Mr. Rhian earned 16,000 bonus shares.  No such bonus shares were earned with respect to fiscal years 2008 and 2010, because the applicable EBIT growth targets were not achieved.

On June 30, 2010, Mr. Rhian forfeited his right to up to 18,000 performance shares that were subject to vest based upon the achievement of designated fiscal 2010 performance criteria.  On the same date, the Board of Directors granted to Mr. Rhian a replacement award, subject to shareholder approval of the 2010 Equity Incentive Compensation Plan (which was received on August 5, 2010), of up to 18,000 performance shares, as follows: (i) up to 16,000 shares of our common stock, based on meeting or exceeding EBIT growth in fiscal 2010 over fiscal year 2009 by 25.0% or more (as set forth in our audited financial statements for the applicable fiscal year), and (ii) 2,000 shares based on our total revenues, as set forth in our audited financial statements for fiscal year 2010, meeting or exceeding an amount equal to at least 115% of our total revenues for fiscal year 2009.  Both the forfeiture and replacement of the original award were made in recognition that such bonus shares, if earned and paid under the 2005 Stock Incentive Plan, may have exceeded the individual award limits applicable to Mr. Rhian under the 2005 Plan.

Mr. Rhian is also entitled to receive certain severance and benefits related payments in connection with certain terminations of his employment, as described below under “Potential Payments upon Termination or Change-in-Control.”

Frederic S.  Siegel

On May 29, 2007, we entered into a four year employment agreement, commencing as of January 1, 2007, under which Mr. Frederic Siegel is employed as our Executive Vice President (the “2007 Siegel Agreement”). The 2007 Siegel Agreement provided for the following base salary amounts:  $190,000 in 2007, $200,000 in 2008, $210,000 in 2009 and $220,000 in 2010.  We also granted to Mr. Siegel 22,000 shares of restricted common stock vesting, subject to the condition that Mr. Siegel was employed by us at the applicable date, as follows: 5,500 shares on each of December 31, 2007, 2008, 2009 and 2010.  All of these shares have vested and are no longer subject to forfeiture as of December 31, 2010.

On December 30, 2010, we entered into an employment agreement with Frederic Siegel (the "2011 Siegel Agreement"), under which Mr. Siegel's employment will be continued for a term of three years, commencing as of January 1, 2011.  The 2011 Siegel Agreement supersedes the previously disclosed employment agreement between Mr. Siegel and the Company, dated May 24, 2007, as amended, which expired on December 31, 2010.  Mr. Siegel will continue in his current role as the Company's Executive Vice President.

The 2011 Siegel Agreement provides for the payment, on a bi-weekly basis, of the following base salary amounts:

•	$225,000 per annum, for the period beginning January, 2011 and ending December 31, 2011;

•	$232,500 per annum, for the period beginning January, 2012 and ending December 31, 2012; and

•	$240,000 per annum, for the period beginning January, 2013 and ending December 31, 2013.

Mr. Siegel is also eligible to participate in an executive bonus pool, to be established by the Company by June 30, 2011, on such terms and conditions as may be determined by the Company’s independent Compensation Committee in its sole discretion.  The 2011 Siegel Agreement also provides for a monthly automobile stipend in the amount of $950.

The 2011 Siegel Agreement provides that Mr. Siegel will be granted 16,500 RSUs, subject to the terms of the Plan and execution by Mr. Siegel of the applicable award agreement under such plan, that vest as follows: 5,500 RSUs on December 31, 2011, 5,500 RSUs on December 31, 2012 and 5,500 RSUs on December 31, 2013.  Vesting is dependent on Mr. Siegel's continued employment on the vesting date, as provided under the 2010 Plan.  In the event of a Change in Control (as defined in the 2011 Siegel Agreement), if Mr. Siegel and the Company, or its successor, agree to continue the 2011 Siegel Agreement, or to enter into a new employment agreement in lieu of such agreement, then any unvested RSUs, shall vest immediately upon the mutual agreement of the Company (or its successor) and Mr. Siegel to continue the 2011 Siegel Agreement or to enter into a new employment agreement.  The RSUS will entitle Mr. Siegel to receive, upon settlement, the cash amount of any dividends that would have been paid on the underlying shares of Common Stock from the grant date through the applicable vesting date.

Under Mr. Siegel’s employment agreement dated May 24, 2007 he was eligible to receive additional bonuses payable in cash and shares of our common stock based on certain revenue and EBIT targets, as set forth below:

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

(ii) a cash bonus equal to one of the following percentages of EBIT from our HSMS segment for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010, plus one of the following number of shares: 2% plus 500 shares, if the HSMS EBIT equals to 5% or more but less than 6% of the HSMS revenues for the applicable year; 2.5% plus 1,000 shares, if the HSMS EBIT equals to 6% or more but less than 7% of the HSMS revenues for the applicable year; 3.0% plus 1,500 shares, if the HSMS EBIT equals to 7% or more but less than 8% of the HSMS revenues for the applicable year; 3.5% plus 2,000 shares, if the HSMS EBIT equals to 8% or more but less than 9% of the HSMS revenues for the applicable year; 4.0% plus 2,500 shares, if the HSMS EBIT equals to 9% or more but less than 10% of the HSMS revenues for the applicable year; 4.5% plus 3,000 shares, if the HSMS EBIT equals to 10% or more of the HSMS revenues for the applicable year; and

(iii) one of the following number of shares based on the year-over-year growth of our  EBIT on a consolidated basis for each of the fiscal years ending December 31, 2007, 2008, 2009 and 2010: 3,000 shares, if EBIT grows by 15% or more but less than 17.5%; 4,000 shares, if EBIT grows by 17.5% or more but less than 20%; 5,250 shares, if EBIT grows by 20% or more but less than 22.5%; 6,500 shares, if EBIT grows by 22.5% or more but less than 25%; and 8,500 shares, if EBIT grows by 25% or more.

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

For the fiscal year ended December 31, 2010, 2009 and 2008, our EBIT growth (reduction) was (18)% 79% and (13)%, respectively.  For the fiscal year ended December 31, 2010 our HSMS segment EBIT, as a percentage of HSMS revenues, was greater than 5% but less than 6%, and, therefore, Mr. Siegel earned a cash bonus of $23,615 and 500 bonus shares with respect to fiscal year 2010.  For the fiscal year ended December 31, 2010, our HSMS segment revenue grew 1% percent; therefore, Mr. Siegel was not entitled to a cash bonus for HSMS revenue growth.  Additionally, because our year over year consolidated EBIT growth for 2010 over 2009 did not exceed the 115% threshold, Mr. Siegel did not earn any bonus shares with respect to such performance target.

Based on meeting the EBIT growth over prior fiscal year target for 2009, Mr. Siegel was entitled to 8,500 bonus shares.  Additionally, for the fiscal year ended December 31, 2009 our HSMS segment EBIT, as a percentage of HSMS revenues, was 13%; therefore, Mr. Siegel earned a cash bonus of $114,729 and a stock bonus of 3,000 shares with respect to such performance target in that year.  For the fiscal year ended December 31, 2009, our HSMS segment revenue grew 5.6%, which was below the 7% threshold and; therefore, Mr. Siegel was not entitled to an additional cash bonus with respect to such performance target.

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

Mr. Siegel is also entitled to receive certain severance and benefits related payments in connection with certain terminations of his employment, as described below under “Potential Payments upon Termination or Change-in-Control.”

Richard Rallo

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

In connection with the 2006 Rallo Agreement, on January 20, 2006, we granted 10,000 shares of restricted common stock to Mr. Rallo.  All of these shares have vested as of December 31, 2010, and are no longer subject to forfeiture.

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

In connection with the 2009 Rallo Agreement, on January 19, 2009, we entered into a stock purchase agreement with Mr. Rallo.  Pursuant to this stock purchase agreement, Mr. Rallo was granted 21,500 shares of restricted common stock subject to a repurchase right in our favor.  Not long after these shares were granted, the Company discovered it had inadvertently granted 9,500 shares in excess of Mr. Rallo’s individual 50,000 share limit under the Company’s 2005 Stock Incentive Plan, of which 1,500 shares were to vest on December 31, 2010 and 8,000 shares were to vest on December 31, 2011 (the “Excess Shares”).  As a result, the grant of the Excess Shares has been cancelled and Mr. Rallo has agreed in writing to waive any and all rights with respect to the Excess Shares. The remaining 12,000 shares of restricted common stock granted in 2009 have vested, and are no longer subject to repurchase by the Company.

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

Mr. Rallo is also entitled to receive certain severance and benefits related payments in connection with certain terminations of his employment, as described below under “Potential Payments upon Termination or Change-in-Control.”

Randi Baldwin

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
On June 25, 2009, we entered into an employment agreement with Ms. Baldwin (the “2009 Baldwin Agreement”), under which Ms. Baldwin’s employment will be continued for a term of three years, commencing as of July 1, 2009.  The 2009 Baldwin Agreement supersedes the 2006 Baldwin Agreement as of such effective date.  Under the 2009 Baldwin agreement, Ms. Baldwin  continues  her role as the Company’s Senior Vice President, Marketing and Program Development.  The 2009 Baldwin Agreement provides for the following base salary amounts: $170,000 per annum, for the period beginning July 1, 2009 and ending June 30, 2010; $180,000 per annum, for the period beginning July 1, 2010 and ending June 30, 2011; and $190,000 per annum, for the period beginning July 1, 2011 and ending June 30, 2012.

Pursuant to the 2009 Baldwin Agreement, Ms. Baldwin was granted, subject to the terms of the Company's 2000 Stock Option Plan and the applicable stock option agreement under such plan, an option to purchase 4,000 shares of the Company’s common stock, vesting on July 1, 2009, options to purchase 5,000 shares of the Company’s common stock, vesting on July 1, 2010, and options to purchase 6,000 shares of the Company’s common stock, vesting on July 1, 2011.  These stock options will be exercisable for a five year term from the date of grant, and have an exercise price of $5.72, which is equal to the fair market value of the Company’s common stock on the applicable date of grant, as determined in accordance with the 2000 Stock Option Plan.  Vesting is dependent on continued employment on the vesting date, as provided under the 2000 Stock Option Plan.

Ms. Baldwin is also entitled to receive certain severance and benefits related payments in connection with certain terminations of her employment, as described below under “Potential Payments upon Termination or Change-in-Control.”

Dividend Payments to Named Executive Officers

On December 16, 2009, the Company announced that its Board of Directors had approved the payment of a special cash dividend of $0.10 (ten cents) per common share.  The dividend was paid on or about January 15, 2010 to all shareholders of record as of the close of business on December 28, 2009.  On July 19, 2010, the Company announced that its Board of Directors had approved the payment of an additional special cash dividend of $0.10 (ten cents) per common share.  The dividend was paid on or about September 29, 2010 to shareholders of record as of the close of business on September 13, 2010.  All holders of restricted stock, including Mr. Rhian, Mr. Rallo and Mr. Fred Siegel, were eligible to receive, and received the cash dividend on their respective shares of restricted stock in the amounts disclosed above in the footnotes to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses for each named executive officer all shares of common stock underlying all unexercised options and all stock awards that have not yet vested, as of December 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Jack Rhian						30,000	182,700	18,000	123,660
	4,343	-		$2.87	12/31/11
	30,000	-		$3.25	1/30/12
	25,000	-		$3.50	1/30/13
	25,000	-		$4.00	1/30/14
	3,856	-		$2.30	8/12/12
	5,000	-		$2.29	1/27/13

Frederic Siegel						16,500	$100,485	11,500	76,245
	25,000	-		$2.87	12/31/11
	8,252	-		$2.87	12/31/11
	4,827	-		$2.30	8/12/12
	6,400	-		$2.29	1/27/13
	13,917	-		$1.98	4/08/13
	65,530	-		$4.24	5/27/14

Richard Rallo
	5,088			$2.87	12/31/11
	10,000			$3.25	1/30/12
	3,038			$2.30	8/12/12
	3,800			$2.29	1/27/13
	30,000			$2.50	11/14/13
	5,000			$4.24	5/27/14
	25,000			$5.96	12/07/10
	3,426	18,274	(3)	$5.88	11/13/14

Randi Baldwin	1,845			$2.87	12/31/11
	25,000			$3.64	3/12/12
	2,135			$2.30	8/12/12
	2,200			$2.29	1/27/13
	4,000			$3.98	3/25/14
	12,500			$6.20	12/29/10
	7,500			$6.09	11/14/11
	9,000	6,000	(4)	$5.72	6/25/14

(1) Based on the closing market price of the Company's common stock at December 31, 2010 ($6.14), multiplied by the number of shares reported.

(2) Mr. Rhian was eligible to earn up to a potential maximum of 18,000 shares with respect to fiscal year 2010 based on designated performance criteria.  As fiscal year 2010 performance criteria were not achieved, Mr. Rhian did not earn any of these shares.  Mr. Siegel was eligible to earn up to a potential maximum of 11,500 shares with respect to fiscal year 2010 based on certain performance criteria.  Mr. Siegel earned 500 of such performance shares.  Please see the Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards for more detail on these awards.

(3) These options vest on December 31, 2011.

(4)  These options vest on July 1, 2011.

Option Exercises and Stock Vested Table

The table below shows for the named executive officers for fiscal year 2010 (i) all stock options that were exercised; and (ii) all previously granted stock awards that vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jack Rhian	-	-	10,000	61,400
Frederic Siegel	-	-	5,500	33,770
Rich Rallo	-	-	5,500	33,770

(1)	Based on the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	Based on the market value of the shares on the vesting date.

Pension Benefits

During fiscal year 2010, AMAC did not have any plan that provided for pension payments or other benefits at, following, or in connection with retirement.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

During fiscal year 2010, AMAC did not have any defined contribution or other plan that provided for the deferral of compensation on a basis that is not tax-qualified.

Potential Payment Upon Termination or Change-in-Control

Jack Rhian

The 2011 Rhian Agreement can be terminated by the Company upon certain specified events constituting Cause (as defined in the 2011 Rhian Agreement) without payment of severance.   If Mr. Rhian is terminated with Cause, he will be entitled only to payment of base salary, benefits, reasonable business expenses, car stipend and incentive compensation already accrued to the date of termination. The 2011 Rhian Agreement does not expressly contemplate termination without Cause.

Unless Mr. Rhian is terminated for Cause (as defined in the 2010 Rhian Agreement), if we do not offer Mr. Rhian to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2011 Rhian Agreement upon such agreement's expiration, Mr. Rhian will receive payment of base salary, based on his then effective salary level, for a period of twelve (12) months, commencing seven months following the expiration date of the 2011 Rhian Agreement (the “Rhian Non-Renewal Payment”).  If we became obligated to pay the Non-Renewal Payment on December 31,2010, Mr. Rhian would have been entitled to receive $300,000. This amount would be in addition to, and not in lieu of any damages attributable to termination of the 2010 Rhian Agreement without Cause prior to the expiration date.

In the event of Mr. Rhian’s death, the 2011 Rhian Agreement and Mr. Rhian’s  employment will terminate upon his death.  Mr. Rhian’s estate (or such other person(s) as Mr. Rhian shall designate in writing) will be entitled to receive, in accordance with the normal pay practice of the Company, Mr. Rhian’s then effective base salary and any of Mr. Rhian’s accrued and unpaid reasonable business expenses for a period of one (1) year following his date of death. If Mr. Rhian’s employment had terminated as a result of his death on December 31, 2010, his estate or other designee would have been entitled to receive $300,000.

In the event of Mr. Rhian’s disability (as defined in the 2011 Rhian Agreement) for one hundred and eighty (180) consecutive days or an aggregate period of more than one hundred and eighty (180) days in any 12-month period, the Company may terminate the agreement after the expiration of such period.  Upon such termination, Mr. Rhian will be entitled to receive his then effective base salary, and any accrued and unpaid business expenses, through the date of such termination.  If Mr. Rhian’s employment had been terminated as of December 31, 2010 due to his disability, he would have been entitled to receive $300,000.

In addition, under the 2011 Rhian Agreement, if after a Change in Control (i) the Company (or its successor) terminates the 2011 Rhian Agreement without Cause or Mr. Rhian terminates it within 180 days following such Change in Control under certain circumstances constituting constructive termination enumerated in such agreement, and (ii) if the Company (or its successor) and Mr. Rhian do not agree to enter into a new employment agreement in lieu of the 2011 Rhian Agreement, then Mr. Rhian is entitled to be paid in a lump sum, six months and one day after such termination, an amount of cash equal to 2.99 times Mr. Rhian's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). Had such termination occurred on December 31, 2010, Mr. Rhian would have been entitled to receive a lump sum cash payment of $825,240.

As described above, in the event of a Change in Control, if we or our successor in interest following such Change in Control, as applicable, and Mr. Rhian either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rhian in lieu of his current employment agreement, then any restricted stock units  which remain unvested, will vest immediately upon our or our successor’s mutual agreement with Mr. Rhian to continue his current employment agreement or to enter into a new employment agreement. If such vesting would have occurred at December 31, 2010, the value of the unvested shares that vested would have been $182,700.

Frederic Siegel

The 2011 Siegel Agreement can be terminated by the Company upon certain specified events constituting Cause (as defined in the 2011 Siegel Agreement) without payment of severance.   If Mr. Siegel is terminated with Cause, he will be entitled only to payment of base salary, benefits, reasonable business expenses, car stipend and incentive compensation already accrued to the date of termination. The 2011 Siegel Agreement does not expressly contemplate termination without Cause.

Unless Mr. Siegel is terminated for Cause (as defined in the 2010 Siegel Agreement), if we do not offer Mr. Siegel to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2011 Siegel Agreement upon such agreement's expiration, Mr. Siegel will receive payment of base salary, based on his then effective salary level, for a period of twelve (12) months, commencing seven months following the expiration date of the 2011 Siegel Agreement (the “Siegel Non-Renewal Payment”.  If we became obligated to pay the Siegel Non-Renewal Payment at December 31, 2010, Mr. Siegel would have been entitled to receive $220,000. This amount would be in addition to, and not in lieu of any damages attributable to termination of the 2010 Siegel Agreement without Cause prior to the expiration date.

In the event of Mr. Siegel’s death, the 2011 Siegel Agreement and Mr. Siegel’s  employment will terminate upon his death.  Mr. Siegel’s estate (or such other person(s) as Mr. Siegel shall designate in writing) will be entitled to receive, in accordance with the normal pay practice of the Company, Mr. Siegel’s then effective base salary and any of Mr. Siegel’s accrued and unpaid reasonable business expenses for a period of one (1) year following his date of death. If Mr. Siegel’s employment had terminated as a result of his death on December 31, 2010, his estate or other designee would have been entitled to receive $220,000.

In the event of Mr. Siegel’s disability (as defined in the 2011 Siegel Agreement) for one hundred and eighty (180) consecutive days or an aggregate period of more than one hundred and eighty (180) days in any 12-month period, the Company may terminate the agreement after the expiration of such period.  Upon such termination, Mr. Siegel will be entitled to receive his then effective base salary, and any accrued and unpaid business expenses, through the date of such termination.  If Mr. Siegel’s employment had been terminated as of December 31, 2010 due to his disability, he would have been entitled to receive $220,000.

In addition, under the 2011 Siegel Agreement, if after a Change in Control (i) the Company (or its successor) terminates the 2011 Siegel Agreement without Cause or Mr. Siegel terminates it within 180 days following such Change in Control under certain circumstances constituting constructive termination enumerated in such agreement, and (ii) if the Company (or its successor) and Mr. Siegel do not agree to enter into a new employment agreement in lieu of the 2011 Siegel Agreement, then Mr. Siegel is entitled to be paid in a lump sum, six months and one day after such termination, an amount of cash equal to 2.99 times Mr. Siegel's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). Had such termination occurred on December 31, 2010, Mr. Siegel would have been entitled to receive a lump sum cash payment of $609,960.

As described above, in the event of a Change in Control, if we or our successor in interest following such Change in Control, as applicable, and Mr. Siegel either agree to continue the employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Siegel in lieu of his current employment agreement, then any restricted stock units  which remain unvested, will vest immediately upon our or our successor’s mutual agreement with Mr. Siegel to continue his current employment agreement or to enter into a new employment agreement. If such vesting would have occurred at December 31, 2010, the value of the unvested shares that vested would have been $100,485.

Richard Rallo

The 2009 Rallo Agreement can be terminated by the Company upon certain specified events constituting Cause (as defined in the 2009 Rallo Agreement) without payment of severance.  If Mr. Rallo is terminated with Cause, he will be entitled only to payment of base salary, benefits, reasonable business expenses, car stipend and incentive compensation already accrued to the date of termination.

The Company may, except as otherwise described below following a Change of Control (as defined in the 2009 Rallo Agreement), terminate the 2009 Rallo Agreement without Cause. In such case, Mr. Rallo will be entitled to payment of base salary, benefits, reasonable business expenses, car stipend and incentive compensation for the remainder of the term ending December 31, 2011, as if the agreement had not been terminated.  If Mr. Rallo’s employment agreement had been terminated without Cause on December 31, 2010, Mr. Rallo would have been entitled to receive $254,846.  In addition, as described in the following paragraph. My. Rallo would be entitled to receie the Rallo Non-Renewal Payment of $232,500.

Under the 2009 Rallo Agreement, unless Mr. Rallo is terminated for Cause (as defined in the 2009 Rallo Agreement), in the event that the Company does not offer Mr. Rallo to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2009 Rallo Agreement to begin immediately following the expiration of the 2009 Rallo Agreement, Mr. Rallo will receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months, commencing seven (7) months following the date of the expiration of the 2009 Rallo Agreement (the “Rallo Non-Renewal Payment”). If we became obligated to pay the Rallo Non-Renewal Payment at December 31, 2010, Mr. Rallo would have been entitled to receive $232,500. This amount would be in addition to, and not in lieu of any payments attributable to termination of the 2009 Rallo Agreement without Cause prior to the expiration date as described in the immediately preceding paragraph.

In the event of Mr. Rallo’s death during the term of the 2009 Rallo Agreement, Mr. Rallo’s estate or such other person designated by him will be entitled to receive his base salary and any retirement, profit sharing, insurance or similar benefits for which Mr. Rallo was eligible, if any, for a period of one year from the date of his death.  If Mr. Rallo’s employment had terminated as a result of his death on December 31, 2010, his estate or other designee would have been entitled to receive $254,846.

In the event that Mr. Rallo becomes disabled and is unable to perform his duties for a period of one hundred eighty (180) consecutive days or an aggregate of more than one hundred eighty (180) consecutive days in any 12 month period, we are entitled to terminate the 2009 Rallo Agreement after the expiration of such period.  If Mr. Rallo’s employment had been terminated as of December 31, 2010 due to his disability, he would have been entitled to $232,500.

In addition, under the 2009 Rallo Agreement in the event that there is a Change in Control and Mr. Rallo’s employment with the Company is terminated following such Change in Control under certain conditions, Mr. Rallo will be entitled to receive a lump sum payment equal to 2.99 times his average annual total compensation, as measured for the past 5 years, in lieu of any remaining obligations of the Company under the 2009 Employment Agreement.  Had such termination occurred on December 31, 2010, Mr. Rallo would have been entitled to receive a lump sum cash payment of $599,495.

As described above, in the event of a Change in Control if we or our successor in interest following such change in control, as applicable, and Mr. Rallo either agree to continue his current employment agreement or to enter into a new employment agreement mutually acceptable to us or our successor and Mr. Rallo in lieu of his current employment agreement, then any shares of restricted stock and options granted in connection with the 2009 Rallo Agreement held by him which remain unvested, will vest immediately upon our or our successor’s mutual agreement with Mr. Rallo to continue his current employment agreement or to enter into a new employment agreement. If such vesting would have occurred at December 31, 2010, the value of the unvested shares underlying restricted stock and options that vested would have been $100,485.

Randi Baldwin

The 2009 Baldwin Agreement can be terminated by the Company upon certain specified events constituting Cause (as defined in the 2009 Baldwin Agreement) without payment of severance.   If Ms. Baldwin is terminated with Cause, she will be entitled only to payment of base salary already accrued to the date of termination.

Under the 2009 Baldwin Agreement, in the event Ms. Baldwin is terminated without Cause, and, other than if Ms. Baldwin is terminated with Cause, in the event that we do not offer Ms. Baldwin to enter into a written employment agreement with terms and conditions no less favorable than substantially the same terms and conditions as the 2009 Baldwin Agreement to begin immediately following the expiration of such agreement, Ms. Baldwin will receive payment of base salary, based on the then applicable salary level, for a period of twelve (12) months from the date of such termination or expiration of her current employment agreement, as applicable.  If either of such events had occurred at December 31, 2010, Ms. Baldwin would have been entitled to receive $180,000.

In the event of Ms. Baldwin’s death, Ms. Baldwin’s estate or such other person designated by her will be entitled to receive her base salary and any retirement, profit sharing, insurance or similar benefits for which Ms. Baldwin was eligible, if any, for a period of one year from the date of her death.  If Ms. Baldwin’s employment had terminated as a result of her death on December 31, 2010, her estate or other designee would have been entitled to receive $180,000.

In the event of Ms. Baldwin’s disability (as defined in the 2009 Baldwin Agreement) for one hundred and eighty (180) consecutive days or an aggregate period of more than one hundred and eighty (180) days in any 12 month period, the Company may terminate the agreement after the expiration of such period.  Upon such termination, Ms. Baldwin will be entitled to receive his then effective base salary, and any accrued and unpaid business expenses, through the date of such termination.  If Ms. Baldwin’s employment had been terminated as of December 31, 2010 due to her disability, she would have been entitled to $180,000.

In addition, under the 2009 Baldwin Agreement, in the event there is a change in control (as defined in the 2009 Baldwin Agreement) and Ms. Baldwin’s employment with us is terminated within 180 days following such change in control without cause or through a constructive termination, then Ms. Baldwin will be entitled to a lump sum payment equal to the greater of (i) an amount equal to the remainder of her salary which would be payable through the otherwise remaining term of the 2009 Baldwin Agreement or (ii) an amount equal to twelve (12) months of her then effective salary, payable on the date that is s even months following the termination date. In such event, we are also required to pay all health insurance benefits otherwise payable to Ms. Baldwin be paid for the greater of the otherwise remaining term of the 2009 Baldwin Agreement (notwithstanding termination) or twelve (12) months. Had such termination occurred on December 31, 2010, Ms. Baldwin would have been entitled to receive a $303,079 payment as a result of such termination.

DIRECTOR COMPENSATION

Director Compensation Table

The table below discloses the compensation for fiscal year 2010 paid to or earned by those persons who served as a director during fiscal year 2010.  Members of AMAC’s Board of Directors who are employees of AMAC do not receive any compensation from AMAC for their service as a director. Accordingly, they are not listed in the table below:

Name	Fees earned or paid in cash ($)	Stock Awards(1) (2) ($)	Option Awards ($)	Total ($)
Ronald Levin	24,000	15,600	-	39,600
Yacov Shamash Ph.D.	24,000	15,600	-	39,600
John S.T. Gallagher	-	39,606	-	39,606
Gregory Fortunoff (3)	-	36,923	-	36,923

(1) 1.
Amounts represent the aggregate full grant date fair value of restricted stock awards granted in 2010 computed in accordance with ASC Topic 718 regarding share-based payments.  For restricted stock, fair value is calculated by multiplying the number of shares of restricted stock by the closing price of AMAC common stock on the date of grant, which was $6.88, $5.94, $6.98, $6.10, and 6.14 on March 31, 2010, June 30, 2010, August 5, 2010 (the date of our 2010 annual meeting of shareholders), , September 30, 2010 and December 31, 2010, respectively.  For information on the valuation assumptions, refer to the portion of Note 1 on “Accounting for stock-based compensation” and Note 8 on “Common Stock and Options” in the AMAC financial statements filed with this Annual Report on Form 10-K for the year ended December 31, 2010.  These amounts may not necessarily represent the actual value realized by each director.

(2)
At December 31, 2010, the aggregate number of shares of restricted stock awards outstanding as to which restrictions have not fully lapsed was: Mr. Levin- 2,235; Dr. Shamash — 2,235; Mr. Gallagher — 6,079; and Mr. Fortunoff — 5,655.

(3)	Mr. Fortunoff was appointed to the Compensation Committee on August 5, 2010 and, therefore, began receiving a retainer for service on the Compensation Committee following such date.

Narrative Disclosure to Director Compensation Table

For fiscal year 2010, our non-employee director compensation policy was as follows:

•
an annual grant of restricted shares of our common stock having a value equivalent to the Black Scholes value of a grant of options to purchase 10,000 shares of our common stock on the date of election to the Board of Directors at the annual meeting for that year (in fiscal year 2010, each non-employee director was granted 2,235 shares of restricted stock upon such election);

•
an annual retainer of $15,000 for service on the full Board of Directors, paid either in the form of cash or restricted shares of our common stock, at the election of the applicable director at the beginning of the fiscal year, in four equal $3,750 installments following each quarter of service, based on the closing price of our common stock on the last trading day of the relevant quarter;

•
an annual retainer of $4,500 for service on the Audit Committee, paid either in the form of cash or restricted shares of our common stock, at the election of the applicable director at the beginning of the fiscal year, in four equal $1,125 installments following each quarter of service, based on the closing price of our common stock on the last trading day of the relevant quarter; and

•
an annual retainer of $4,500 for service on the Compensation Committee, paid either in the form of cash or restricted shares of our common stock, at the election of the applicable director at the beginning of the fiscal year, in four equal $1,125 installments following each quarter of service, based on the closing price of our common stock on the last trading day of the relevant quarter.

Each of Messrs. Gallagher and Fortunoff elected to receive the quarterly payments of retainer amounts described above in restricted shares of our common stock, while Messrs. Shamash and Levin elected to receive such retainer payments in cash.

Non-employee directors do not receive additional compensation for service on the Nominating Committee, nor do they receive meeting fees.

All restricted shares of common stock previously issued to directors are subject to the terms of the of American Medical Alert Corp. 2005 Stock Incentive Plan, and are subject to a one-year lock-up period from the grant date during which they are not transferable.  All future grants of restricted shares of common stock to directors will be made pursuant to the terms and conditions of the 2010 Equity Plan.

The Company reimburses all directors for travel and other reasonable and necessary business expenses incurred in the performance of their services for the Company and extends coverage to them under the Company’s directors’ and officers’ indemnity insurance policies.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

THE COMPENSATION COMMITTEE

Yacov Shamash
Ronald Levin
John S.T. Gallagher
Gregory Fortunoff

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, Messrs. Shamash, Levin, Gallagher and Fortunoff served as members of AMAC’s Compensation Committee.  None of the members of the Compensation Committee has ever been an officer or employee of AMAC.  During all or part of fiscal year 2010, none of AMAC’s executive officers served as a member of the Board of Directors or compensation committee of any other company that had one or more executive officers serving as a member of AMAC’s Board of Directors or Compensation Committee.

Compensation Risks

AMAC’s management and the Compensation Committee have reviewed AMAC’s compensation policies and practices for its named executive officers and other employees and have concluded that any risks arising from AMAC’s compensation policies and programs are not reasonably likely to have a material adverse effect on AMAC.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about securities authorized for issuance under AMAC’s equity compensation plans as of December 31, 2010, including the 2000 Stock Option Plan, the 2005 Stock Incentive Plan and the 2010 Equity Incentive Plan:

	(a)				Number of securities
	Number of securities		(b)		remaining available for
	to be issued upon		Weighted-average		future issuance under
	exercise of		exercise		equity compensation
	outstanding		price of outstanding		plans (excluding
	options, warrants		options, warrants and		securities reflected in
Plan Category	and rights		rights		column (a))

Equity compensation plans approved by security holders	794,343	(1)	$3.85	(2)	672,709	(3)

Equity compensation plans not approved by security holders	10,512	(4)	5.93

(1)
Includes (i) 718,343 shares subject to stock options, all of which were granted under the 2000 Equity Plan and the 2005 Equity Plan, (ii) 11,500 performance-based shares granted under the 2005 Equity Plan, (iii) 18,000 performance-based shares granted under the 2010 Equity Plan and (iv) 46,500 restricted stock units granted under the 2010 Equity Plan, subject to execution of the applicable award agreements.

(2)
This amount represents the weighted average exercise price of $3.85 of 718,343 shares subject to outstanding stock options.  This amount does not represent the $0 exercise price (as there is no exercise price) of (i) 11,500 performance-based shares granted under the 2005 Equity Plan, (ii) 18,000 performance-based shares granted under the 2010 Equity Plan and (iii) 46,500 restricted stock units granted under the 2010 Equity Plan.

(3)
Following the approval of the 2010 Equity Plan, the Company is no longer utilizing the 2005 Equity Plan and therefore this number does not include shares of AMAC’s common stock that would have otherwise been available for issuance under the 2005 Equity Plan.  The 2000 Plan expired on March 17, 2010, so there are no additional shares available for issuance thereunder.

(4)
On October 26, 2009, AMAC issued, in connection with a strategic business relationship, (i) a warrant to purchase 10,000 shares of our common stock, of which 5,000 shares vested immediately and 5,000 shares vested one year from the grant date which is exercisable for a five year term from the applicable vesting date, and (ii) a warrant {the “Performance Warrant”) to purchase a number of shares of our common stock determined by a formula based on future levels of business activity in connection with such strategic business relationship, which is exercisable for a five year term from the grant date subject to earlier termination in the event of the termination of the strategic business relationship. As of December 31, 2010, 512 shares were issuable under the Performance Warrant based on the specified criteria. Each warrant has a per share exercise price of $5.93.

Ownership of AMAC Common Stock

The following table sets forth certain information regarding beneficial ownership of AMAC’s common stock as of March 25, 2011, by (i) each person who is known by AMAC to beneficially own more than five percent of AMAC’s common stock, (ii) each of AMAC’s current directors, (iii) each of the named executive officers in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Name and address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Percentage of Class

5% Stockholders:
Discovery Group I, LLC Daniel J. Donoghue Michael R. Murphy 191 North Wacker Drive Suite 1685 Chicago, Illinois 60606	743,635	(3)	7.8%
Kinderhook Partners, L.P. Kinderhook GP, LLC Tushar Shah Stephen J. Clearman c/o Kinderhook GP, LLC, One Executive Drive, Suite 160, Fort Lee, NJ 07024	739,512	(4)	7.8%
Goldman Capital Management, Inc. 767 Third Avenue New York, NY 10017	493,000	(5)	5.2%
Directors and Named Executive Officers
Howard M. Siegel	894,457	(6)	9.3%
Ronald Levin 184 Greenway Road Lido Beach, NY 11561	136,510	(7)	1.4%
John S.T. Gallagher 26 Woodfield Road Stony Brook, NY 11790	35,054	(8)	*
Frederic Siegel	409,242	(9)	4.2%
Yacov Shamash, PH.D. 7 Quaker Hill Road Stony Brook, NY 11790	60,310	(10)	*
Jack Rhian	361,953	(11)	3.8%
Richard Rallo	110,652	(12)	1.2%
Randi Baldwin	54,951	(13)	*
Gregory Fortunoff 25 Montrose Court, Roslyn, NY 11576	835,614	(14)	8.7%
All executive officers and directors as a group (9 persons)	2,898,743		29.1%

*	Less than one percent.

(1)	Except as otherwise indicated, the address of each individual listed is c/o the Company at 3265 Lawson Boulevard, Oceanside, New York 11572.

(2)
This table is based upon information supplied by officers, directors and stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 9,569,510 shares outstanding on March 25, 2011, adjusted as required by rules promulgated by the SEC.

A person is deemed to be the beneficial owner of securities that can be acquired by such person currently or within 60 days upon the exercise of any option, warrant or right or upon conversion of any security (in any case, the “Currently Exercisable Right”). Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Rights that are held by such person (but not those held by any other person) have been exercised and shares issued upon such assumed exercise are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock assumed to be owned by the holder based on the assumed exercise of such rights, but (except for the calculation of beneficial ownership by all directors and executive officers as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3)
Based on the Schedule 13D/A filed with the SEC on June 17, 2010 by Discovery Equity Partners, L.P., Discovery Group I, LLC, Daniel J. Donoghue and Michael R. Murphy.  Discovery Group is the sole general partner of Discovery Equity Partners, L.P and has sole discretionary investment authority with respect to Discovery Equity Partners’ shares of the Company’s common stock.  Daniel J. Donoghue and Michael R. Murphy are the sole managing members of Discovery Group.  As a consequence, Discovery Group and Messrs. Donoghue and Murphy share beneficial ownership of all the shares of the Company’s common stock owned by Discovery Group and Discovery Equity Partners, while Discovery Equity Partners shares beneficial ownership with Discovery Group and Messrs. Donoghue and Murphy of only the 641,208 shares of Common Stock owned by it.

(4)
Based on the Schedule 13G/A filed with the SEC on February 14, 2011 by Kinderhook Partners, L.P., Kinderhook GP, LLC Tushar Shah and Stephen J. Clearman.  Kinderhook Partners, L.P., Kinderhook GP, LLC Tushar Shah and Stephen J. Clearman have disclosed shared voting and dispositive power over such shares. Based on the Schedule 13G filed with the SEC on July 20, 2010 by Goldman Capital Management, Inc. Goldman Capital Management, Inc. has sole voting and dispositive power with respect to such shares of the Company’s common stock.

(5)
Based on the Schedule 13G filed with the SEC on July 20, 2010 by Goldman Capital Management, Inc. Goldman Capital Management, Inc. has sole voting and dispositive power with respect to such shares of the Company’s common stock.

(6)	Includes 24,000 shares held by Mr. Siegel’s wife, and 19,300 shares held as custodian for his son. Mr. Siegel has pledged 138,330 shares of the Company’s common stock to secure certain indebtedness.

(7)
Includes 30,000 shares issuable upon the exercise of currently exercisable stock options.  Also includes 15,700 shares owned by Mr. Levin’s wife, as to which Mr. Levin disclaims beneficial ownership. Mr. Levin maintains margin securities accounts at brokerage firms and the positions held in such margin accounts, which may from time to time include shares of the Company’s common stock, are pledged as collateral security for the repayment of debit balances, if any, in the accounts.  At March 25, 2011, Mr. Levin held 47,300 share in such accounts.

(8)	Includes 10,000 shares issuable upon the exercise of currently exercisable stock options.

(9)	Includes 123,926 shares issuable upon the exercise of currently exercisable stock options. Also includes 500 performance shares earned with respect to year end 2010.

(10)	Includes 30,000 shares issuable upon the exercise of currently exercisable stock options.

(11)	Includes 93,199 shares issuable upon the exercise of currently exercisable stock options and 48,000 shares owned by Mr. Rhian's wife.

(12)	Includes 78,626 shares issuable upon the exercise of currently exercisable stock options.

(13)	Includes 57,680 shares issuable upon the exercise of currently exercisable stock options.

(14)
Includes 10,000 shares issuable upon the exercise of currently exercisable stock options. Also includes 17,700 shares held as custodian for his two minor children and 49,000 shares held in a GRAT for the benefit of his minor children over which Mr. Fortunoff maintains voting and investment power. Mr. Fortunoff maintains margin securities accounts at brokerage firms and the positions held in such margin accounts, which may from time to time include shares of the Company’s common stock, are pledged as collateral security for the repayment of debit balances, if any, in the accounts.  At March 25, 2011, Mr. Fortunoff held 824,636 shares in such accounts.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

In making independence determinations, the Board of Directors observes all criteria for independence established by the SEC and the Nasdaq Stock Market (“NASDAQ”), and considers all relevant facts and circumstances.
The Board of Directors reviewed all relationships between the Company and each director and director nominee and has determined that Messrs. Levin, Shamash, Gallagher and Fortunoff are each “independent” directors under such standards and rules of the SEC, and the additional independence requirements for members of the Audit Committee contemplated by the NASDAQ Listing Standards and by Rule 10A-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating Committee is independent within the meaning of the NASDAQ Listing Standards and rules of the SEC.  In making these determinations, the Board of Directors considered relationships that exist between the Company and other organizations the directors serve, and that in the ordinary course of business, transactions may occur between the Company and such organizations.

Related Party Transactions Policy

The Audit Committee recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception or appearance thereof).  The Board of Directors has adopted a Related Party Transactions Policy (the “Policy”) to be followed in connection with all related party transactions involving AMAC.  This Policy may be found on AMAC’s website at www.amac.com under the “Investor Relations, Corporate Governance” headings.

For purposes of the Policy, a “Related Party” is:

•	Each director and executive officer of AMAC;

•	Any nominees for election as a director of AMAC;

•	Any security holder who is known by AMAC to own of record or beneficially own more than 5% of any class of AMAC’s voting securities; and

•	Any immediate family member of any of the foregoing persons, including persons sharing such person’s household, other than an employee or tenant.

For purposes of the Policy, a “related party transaction” is any transaction or series of transactions in which AMAC participates and a Related Party has a direct or indirect material interest, such as sales, purchase and transfers of real or personal property, use of property and equipment by lease or otherwise, services received or furnished and borrowings and lendings, including guarantees. Examples of a transaction in which a Related Party would have a direct or indirect material interest include transactions between AMAC and any entity that is owned or controlled by a Related Party, or an entity in which a Related Party has a substantial interest or control.

The Board of Directors has determined that the Audit Committee is best suited to review and approve related party transactions other than those related to compensation.  Compensation arrangements reviewed by the Compensation Committee are not subject to the Policy and are not required to be reviewed by the Audit Committee.  Messrs. Shamash, Levin, Gallagher and Fortunoff, all of whom were determined by the Board to be independent, are the sole members of the Audit Committee.  In evaluating a related party transaction, the Audit Committee shall, in its judgment, consider the relevant facts and circumstances of the related party transaction and any of the following factors that are relevant:

•	The position or relationship of the Related Party at or with AMAC;

•	The materiality of the transaction to the Related Party, including the dollar value of the transaction;

•	The business purpose for and reasonableness of the transaction;

•	Whether the related party transaction is comparable to a transaction that could be available on an arms-length basis;

•
Whether the related party transaction would cause AMAC to be in violation of Nasdaq listing standards (or the listing standards of any other exchange or market constituting AMAC’s primary trading market); and

•	The effect of the transaction on AMAC’s business and operations.

During fiscal year 2010, AMAC engaged in the following related party transactions :

AMAC's executive offices and back-up Emergency Response Center are located in a 5,600 square foot facility at 3265 Lawson Boulevard, Oceanside, New York.  On January 1, 1995, AMAC entered into a five-year operating lease with Howard M. Siegel, Chairman of the Board and Senior Advisor, to lease this space.  In February 1998, the lease was extended until September 30, 2007 and subsequently through additional extensions has been extended through December 2012.  The lease currently provides for a base annual rent of $133,963 plus reimbursements for real estate taxes and other operating expenses.  During fiscal year 2010, AMAC paid $139,427 to Mr. Siegel in connection with the foregoing arrangement.

AMAC entered into an at-will employment agreement with Howard Siegel, effective January 1, 2010, under which Mr. Siegel serves as Senior Advisor to the President and Chief Executive Officer.  Under this employment agreement, AMAC has agreed to pay Mr. Siegel a salary of $125,000 per year. In addition, AMAC has agreed to provide Mr. Siegel with the use of a suitable automobile leased by AMAC, including any insurance costs, with all reasonable expenses of operation related to performance of his duties.  AMAC has also agreed to reimburse Mr. Siegel for the cost of his U.S. Medicare coverage.  The foregoing transaction was reviewed and recommended for approval to the Board of Directors by the Compensation Committee, and was then approved by the Board of Directors based on the recommendation of the Compensation Committee.  During fiscal year 2010, AMAC paid $129,674 to Mr. Siegel in connection with the foregoing arrangement.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Auditors

During the fiscal years ended December 31, 2009 and December 31, 2010, professional services were performed for AMAC by Margolin, Winer & Evens LLP (“MWE”), AMAC’s independent registered public accounting firm. MWE currently serves as the Company’s independent registered public accounting firm, and has served as such since 1995.  Set forth below is information relating to the aggregate fees billed by MWE for professional services rendered for each such fiscal year.

	Fiscal Year Ended
	December 31, 2010	December 31, 2009

Audit Fees (a)	$260,500	$260,500
Audit-Related Fees (b)	14,000	13,000
Tax Fees (c)	99,100	61,500
All Other Fees	-	-
Total Fees	$373,600	$335,000

(a)  Audit Fees are fees billed for services performed for the audit of the consolidated financial statements included in our Form 10-K, the review of condensed consolidated financial statements included in our Form 10-Q, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(b) Audit Related Fees are fees billed for assurance and related services that were performed that are traditionally performed by our independent registered public accounting firm. More specifically, these services include: employee benefit plan audits and consultations concerning financial accounting and reporting.

(c)  Tax Fees are fees billed for all professional services performed by our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for preparation of corporate tax returns,  services performed on sales tax matters, assistance with tax audits, tax planning and tax advice.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

The Audit Committee has implemented procedures for the pre-approval of all engagements of the AMAC’s independent registered public accounting firm for both audit and permissible non-audit services, including the fees and terms of each engagement, subject to certain permitted statutory de minimus exceptions.  The Audit Committee annually meets with the independent registered public accounting firm and reviews and pre-approves all audit and audit-related services prior to the commencement of the audit engagement.  The Audit Committee will discuss any non-audit services with management and, as necessary, with the independent registered public accounting firm, prior to making any determination to approve or reject any such engagement.  All audit, audit-related and tax fees for fiscal year 2010 were pre-approved by the Audit Committee.

Item 15.  Exhibits And Financial Statement Schedules.

(a)	Financial Statements
1. Financial Statements:
     Report of Independent Registered Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Shareholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Financial Statements
2. Financial Statements Schedules: Schedule II - Valuation and Qualifying Accounts
3. Financial Statements - Lifecomm
4. Exhibits: The required exhibits are included at the end of this report and are described in the Exhibit Index below.

Exhibit Index
	Exhibit No.	Identification of Exhibit

	3(a)*	Certificate of Incorporation of the Company, as amended

	3(b)*	Amended and Restated By-Laws of the Company

	10(a)*	Form of Indemnification Agreement between the Company and its Directors and Executive Officers

	10(b)+	Employment Agreement dated as of December 30, 2010 between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2011).

10(c)+
Employment Agreement dated December 10, 2009, and effective as of January 1, 2010, between the Company and Howard M. Siegel (Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 2009).

10(d)+	Employment Agreement dated as of December 30, 2010, between the Company and Frederic Siegel (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 6, 2011).

10(e)+	Employment Agreement dated January 19, 2009, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2009).

10(f)+	Employment Agreement, dated as of July 1, 2009, between American Medical Alert Corp. and Randi Baldwin (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2009)

10(g)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(g)(ii)
Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997).

10(g)(iii)	Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997)

10(h)(i)
Lease for the premises located at 33-36 33rd Street, Long Island City, New York, dated January 14, 2002. (Incorporated by reference to Exhibit 10(m)(i) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(h)(ii)
Lease Amendment and Modification for the premises located at 33-36 33rd Street, Long Island City, New York. (Incorporated by reference to Exhibit 10(m)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001).

10(h)(iii)	Lease for the premises located at 36-36 33rd Street, Long Island City, NY, dated August 10, 2005, (Incorporated by reference to Exhibit 10.3 of the Company Form 10-QSB/A filed on November 18, 2005)

10(h)(iv)	Lease for the premises located at 36-36 33rd Street, Long Island City, NY, dated October 25, 2005 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB/A filed on November 18, 2005).

10(h)(v)*	Lease Modification Agreement for the premises located at 33-36 33rd Street, Long Island City, New York, dated September 22, 2010.

10(i)+	2000 Stock Option Plan. (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed with the Commission and dated June 1, 2000).

10(j)(i)+	2005 Stock Incentive Plan (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed on June 30, 2005).

10(j)(ii)+	Text of Amendment to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4(iii) of the Company's Form 8-K filed on January 26, 2006).

10(k)+	2010 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’ Definitive Proxy filed with the SEC on July 1, 2010.

10(l)+*	Form of Stock Option Award Agreement under the 2010 Equity Incentive Plan

10(m)+*	Form of Time-Based Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan

10(n)(i)
Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t) of the Company’s Form 10-KSB for the year ended December 31, 2002).

10(n)(ii)
Amendment to Credit Agreement dated March 28, 2005, between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t)(ii) of the Company's Form 10-KSB for the year ended December 31, 2004).

10(n)(iii)	Amendment to Credit Agreement dated December 9, 2005, between the Company and the Bank of New York, (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 14, 2005).

10(n)(iv)
Amendment to Credit Agreement dated March 16, 2006, between the Company and the Bank of New York.  (Incorporated by reference to Exhibit 10(t)(iv) to the Company’s Form 10-KSB for the year ended December 31, 2005)

10(n)(v)
Amendment to Credit Agreement dated December 22, 2006, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(v) of the Company’s Form 10-K for year ended December 31, 2006).

10(n)(vi)*	Amendment to Credit Agreement dated August 14, 2006, between the Company and JPMorgan Chase.

10(n)(vii)
Amendment to Credit Agreement dated April 30, 2007, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(vi) of the Company’s Form 10-K for year ended December 31, 2007).

10(n)(viii)
Amendment to Credit Agreement dated November 9, 2007, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(vii) of the Company’s Form 10-K for year ended December 31, 2007).

10(n)(ix)
Amendment to Credit Agreement dated March 27, 2008, between the Company and JPMorgan Chase. (Incorporated by reference to Exhibit 10(t)(viii) of the Company’s Form 10-K for year ended December 31, 2007).

10(n)(x)	Amendment to Credit Agreement dated August 13, 2009, between the Company and JPMorgan Chase. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009).

10(n)(xi)*	Amendment to Credit Agreement dated May 12, 2010, between the Company and JPMorgan Chase.

10(n)(xii)*	Amendment to Credit Agreement dated June 29, 2010, between the Company and JPMorgan Chase.

10(n)(xiii)*	Amendment to Credit Agreement dated June 29, 2010, between the Company and JPMorgan Chase.

10(o)
Limited Liability Company Agreement of Lifecomm, LLC (confidential treatment has been requested for certain portions of this exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, which portions have been omitted and have been filed separately with the Securities and Exchange Commission.  Omitted portions are indicated in this exhibit with [***].)(Incorporated by reference to Exhibit 10.1 to the Company’s 10-Q/A filed with the SEC on March 8, 2011)

10(p)
Value Added Reseller Agreement made and entered into as of the 12th day of May, 2010 by and between American Medical Alert Corp. and Lifecomm, LLC. (confidential treatment will be requested for certain portions of this exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, which portions have been omitted and have been filed separately with the Securities and Exchange Commission.  Omitted portions are indicated in this exhibit with [***]).(Incorporated by reference to Exhibit 10.2 to the Company’s 10-Q/A filed with the SEC on March 8, 2011)

21*	Subsidiaries of the Company

23.1*	Consent of Margolin, Winer & Evens LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
*	Filed herewith.
+ Management contract or compensatory plan or arrangement

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN MEDICAL ALERT CORP.

By:	/s/ Jack Rhian
Jack Rhian
Chief Executive Officer and President

Dated: March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard M. Siegel	Chairman of the Board	March 31, 2011
Howard M. Siegel	and Director

/s/ Jack Rhian	Chief Executive Officer	March 31, 2011
Jack Rhian	and President

/s/ Ronald Levin	Director	March 31, 2011
Ronald Levin

/s/John S.T. Gallagher	Director	March 31, 2011
John S.T. Gallagher

/s/ Frederic S. Siegel	Executive Vice President	March 31, 2011
Frederic S. Siegel	and Director

/s/ Yacov Shamash	Director	March 31, 2011
Dr. Yacov Shamash

/s/ Gregory Fortunoff	Director	March 31, 2011
Gregory Fortunoff

/s/ Richard Rallo	Chief Financial Officer	March 31, 2011
Richard Rallo

AMERICAN MEDICAL ALERT CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 2010, 2009 and 2008

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
Oceanside, New York

We have audited the accompanying consolidated balance sheets of American Medical Alert Corp. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  We have also audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.  We did not audit the 2010 financial statements of Lifecomm, LLC, an investment which, as discussed in Note 4 to the financial statements, is accounted for using the equity method of accounting.  The investment in Lifecomm, LLC was $2,970,210 as of December 31, 2010 and the equity in its net loss was $1,180,126 for the period from May 12, 2010 (inception) to December 31, 2010.  The financial statements of Lifecomm, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lifecomm, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Alert Corp. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Margolin, Winer & Evens LLP
Garden City, New York
March 31, 2011

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009

ASSETS

Current Assets:
Cash	$4,090,528	$5,498,448
Accounts receivable (net of allowance for doubtful accounts of $452,000 in 2010 and $582,500 in 2009)	7,497,367	6,277,247
Inventory	1,005,488	1,105,727
Prepaid income taxes	610,479	134,081
Prepaid expenses and other current assets	364,747	345,465
Deferred income tax	219,000	419,000

Total Current Assets	13,787,609	13,779,968

Fixed Assets - at cost:
Medical devices	15,792,494	18,212,584
Monitoring equipment	3,970,479	3,632,680
Furniture and equipment	3,230,633	3,289,035
Leasehold improvements	1,511,103	1,457,931
Automobiles	234,409	279,784
	24,739,118	26,872,014
Less accumulated depreciation and amortization	17,544,099	18,115,187

	7,195,019	8,756,827

Other Assets:
Intangible assets (net of accumulated amortization of $6,864,657 and $6,080,825 in 2010 and 2009)	1,350,936	2,026,011
Goodwill	10,842,352	10,255,983
Investment in limited liability company	2,970,210	-
Other assets (including inventory of $407,615 in 2010)	1,371,359	1,009,835

	16,534,857	13,291,829

Total Assets	$37,517,485	$35,828,624

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$660,000	$1,301,667
Accounts payable	732,849	621,235
Accrued expense - acquisitions	105,807	35,048
Accrued expenses	2,013,152	1,698,320
Dividends payable	-	950,364
Deferred revenue	231,825	227,004

Total Current Liabilities	3,743,633	4,833,638

Deferred Income Tax	1,228,000	1,235,000
Long-Term Debt, Net of Current Portion	2,150,000	1,195,000
Customer Deposits	101,499	126,449
Accrued Rental Obligation	566,235	522,154
Accrued Expense - Acquisition	72,300	-

Total Liabilities	7,861,667	7,912,241

Commitments and Contingencies	-	-

Shareholders’ Equity:
Preferred stock, $.01 par value - Authorized, 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.01 par value - Authorized, 20,000,000 shares Issued 9,618,083 shares in 2010 and 9,568,087 shares in 2009	96,181	95,681
Additional paid-in capital	16,606,018	16,296,615
Retained earnings	13,090,196	11,660,664
	29,792,395	28,052,960

Less treasury stock, at cost (48,573 shares in 2010 and 2009)	(136,577)	(136,577)

Total Shareholders’ Equity	29,655,818	27,916,383

Total Liabilities and Shareholders’ Equity	$37,517,485	$35,828,624

The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2010	2009	2008

Revenue:
Services	$39,782,548	$38,592,761	$37,380,556
Product sales	988,321	933,180	1,269,546

	40,770,869	39,525,941	38,650,102

Costs and Expenses (Income):
Costs related to services	18,331,457	18,034,661	18,102,883
Cost of products sold	441,338	436,529	553,593
Selling, general and administrative expenses	16,850,333	16,364,032	16,652,255
Interest expense	61,283	76,181	279,451
Equity in net loss from investment in limited liability company	1,180,126	-	-
Loss on abandonment	-	-	886,504
Other income, net of expense	(29,234)	(199,975)	(271,185)

	36,835,303	34,711,428	36,203,501

Income Before Provision for Income Taxes	3,935,566	4,814,513	2,446,601

Provision for Income Taxes	1,550,000	1,925,000	1,007,000

Net Income	$2,385,566	$2,889,513	$1,439,601

Basic Earnings Per Share	$.25	$.30	$.15

Diluted Earnings Per Share	$.24	$.30	$.15

Cash Dividends Declared Per Share	$.10	$.10	$-

 The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008
	COMMON STOCK
	NUMBER		ADDITIONAL
	OF		PAID-IN	RETAINED	TREASURY
	SHARES	AMOUNT	CAPITAL	EARNINGS	STOCK	TOTAL

Balance – January 1, 2008	9,385,880	$93,859	$15,421,227	$8,281,914	$(126,335)	$23,670,665

Issuance of Common Stock - Employees	18,833	188	124,087	-	-	124,275

Issuance of Common Stock – Directors	26,827	268	144,321	-	-	144,589

Issuance of Stock Options	-	-	56,250	-	-	56,250

Exercise of Stock Options	61,862	619	125,420	-	-	126,039

Purchase of Treasury Stock (cost of 1,775 shares)	-	-	-	-	(10,242)	(10,242)

Net Income for the Year Ended December 31, 2008	-	-	-	1,439,601	-	1,439,601

Balance - December 31, 2008	9,493,402	94,934	15,871,305	9,721,515	(136,577)	25,551,177

Issuance of Common Stock - Employees	49,500	495	263,986	-	-	264,481

Issuance of Common Stock – Directors	25,185	252	145,074	-	-	145,326

Issuance of Stock Options	-	-	6,250	-	-	6,250

Issuance of Warrants	-	-	10,000	-	-	10,000

Dividends Declared ($0.10 per share)	-	-	-	(950,364)	-	(950,364)

Net Income for the Year Ended December 31, 2009	-	-	-	2,889,513	-	2,889,513

Balance - December 31, 2009	9,568,087	95,681	16,296,615	11,660,664	(136,577)	27,916,383

Issuance of Common Stock - Employees	21,500	215	131,244	-	-	131,459

Issuance of Common Stock – Directors	16,204	162	107,568	-	-	107,730

Issuance of Stock Options	-	-	8,000	-	-	8,000

Exercise of Stock Options	12,292	123	49,507	-	-	49,630

Income Tax Benefit of Stock Options Exercised	-	-	13,084	-	-	13,084

Dividends Declared ($0.10 per share)	-	-		(956,034)	-	(956,034)

Net Income for the Year Ended December 31, 2010	-	-		2,385,566	-	2,385,566

Balance - December 31, 2010	9,618,083	$96,181	$16,606,018	$13,090,196	$(136,577)	$29,655,818

 The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$2,385,566	$2,889,513	$1,439,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	193,000	(34,000)	178,000
Provision for doubtful receivables	180,089	202,766	241,096
Issuance of warrants	-	10,000	-
Stock compensation charge	247,189	416,057	325,113
Depreciation and amortization	3,789,869	4,103,100	4,376,317
Loss on disposal of fixed assets	-	3,243	-
Loss on abandonment	-	-	886,504
Accrued rental obligation	44,081	14,642	60,790
Income tax benefit from stock options exercised	13,084	-	-
Equity in net loss from investment in limited liability company	1,180,126	-	-
Decrease (increase) in:
Accounts receivable	(1,395,303)	(478,061)	(587,761)
Inventory	(201,901)	(558,131)	5,140
Prepaid income taxes	(476,398)	81,346	93,833
Prepaid expenses and other current assets	(19,282)	91,089	603,681
Increase (decrease) in:
Accounts payable	111,614	(128,100)	(966,845)
Accrued expenses and customer deposits	289,882	390,139	(176,463)
Deferred revenue	4,821	(67,878)	20,781

Net Cash Provided by Operating Activities	6,346,437	6,935,725	6,499,787

Cash Flows from Investing Activities:
Repayments of note receivable	-	21,117	26,954
Purchase of Alpha Message Center, Inc.	(577,977)	-	-
Purchases - other	-	(15,099)	(83,731)
Expenditures for fixed assets	(1,324,546)	(1,417,046)	(2,544,146)
Proceeds from sales of fixed assets	-	11,800	-
Increase in other assets	(58,454)	(43,899)	(14,060)
Deposits on equipment and software	-	(141,359)	(541,703)
Payment for account acquisition and licensing agreement	-	(8,068)	-
Investment in limited liability company	(4,150,336)	-	-

Net Cash Used in Investing Activities	(6,111,313)	(1,592,554)	(3,156,686)

Cash Flows from Financing Activities:
Proceeds from long-term debt	2,000,000	-	100,000
Repayment of long-term debt	(1,686,667)	(2,073,282)	(1,638,786)
Principal payments under capital lease obligations	-	-	(74,440)
Payment of accrued expense – acquisitions	(95,239)	(245,174)	(283,464)
Purchase of treasury stock	-	-	(10,242)
Exercise of stock options and warrants	49,630	-	126,039
Payment of loan financing costs	(4,370)	-	-
Dividends paid	(1,906,398)	-	-

Net Cash Used in Financing Activities	(1,643,044)	(2,318,456)	(1,780,893)

Net Increase (Decrease) in Cash	(1,407,920)	3,024,715	1,562,208

Cash - beginning of year	5,498,448	2,473,733	911,525

Cash - end of year	$4,090,528	$5,498,448	$2,473,733

Supplemental Disclosure of Cash Flow

Information:
Cash paid during the year for:
Interest	$55,879	$76,903	$277,651
Income taxes	1,806,957	1,833,751	863,622

Supplemental Schedule of Noncash Investing and Financing Activities:

Accrued expense - acquisitions /additional goodwill
- American Mediconnect Inc.	$38,298	$259,831	$229,958
- Alpha Message Center, Inc.	178,107	-	-
Adjustment to purchase of other - customer list	-	(30,389)	-
Other assets, deposits on equipment transferred to fixed assets	-	225,211	-
Other assets, deposits on product transferred to inventory	105,476	-	-
Dividends declared	-	(950,364)	-

 The accompanying notes are an integral part of these financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Scope of business - The Company’s portfolio of services includes Health and Safety Monitoring Systems (“HSMS”) and Telephony Based Communication Services (“TBCS”).  HSMS encompasses Personal Emergency Response Systems (“PERS”), medication adherence appliances, telehealth systems and pharmacy security monitoring systems (Safe Com).  The Company’s PERS business is to sell, rent, install, service and monitor remote communication systems with personal security and smoke/fire detection capabilities, linked to an emergency response monitoring center.  Medication adherence appliances provide medication management tools that organize, remind and dispense pills to improve adherence to medication regimens.  The telehealth system has two main components; the first is a patient home monitoring appliance and the second is a web based care management software program. Safe Com provides personal safety and asset monitoring to retail pharmacy establishments.  TBCS encompasses after-hours telephone answering services, daytime solution applications to the healthcare community as well as clinical trial support call center services to pharmaceutical companies and clinical resource organizations.

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

Accounts receivable - Accounts receivable are reported in the balance sheet at their outstanding principal balance net of an estimated allowance for doubtful accounts.  Sales terms usually provide for payment within 30 to 90 days of billing.  An allowance for doubtful accounts is estimated based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  During the years ended December 2010, 2009 and 2008, provisions for doubtful accounts of approximately $180,000, $203,000 and $241,000, respectively, were charged to income and included in general and administrative expenses.  Accounts receivable are charged against the allowance when substantially all collection efforts cease.  Recoveries of accounts receivable previously charged off are recorded when received.

Inventory valuation - Inventory, consisting of finished goods held for resale and component parts, is valued at the lower of cost (first-in, first-out) or market.  Finished goods were valued at approximately $891,000 and $441,000 at December 31, 2010 and 2009, respectively.  Component parts, excluding reserves, were valued at approximately $605,000 and $689,000 at December 31, 2010 and 2009, respectively.  Approximately $408,000 of the inventory is included in the other non-current assets at December 31, 2010 and no inventory is included in the non-current assets at December 31, 2009.  The Company has reserves on certain component parts inventory aggregating approximately $83,000 and $24,000 at December 31, 2010 and 2009, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with Accounting Standard Codification (“ASC”) Topic 360, Property, Plant, and Equipment, the Company reviews its fixed assets and intangible assets with finite lives for impairment when there are indications that the carrying amounts of these assets may not be recoverable.  No write-down on fixed assets was recorded in 2010 and 2009. In 2008, the Company wrote-off fixed assets of approximately $37,000 relating to loss on abandonment as described in Note 9.

Goodwill and other intangible assets - Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of businesses acquired.  Goodwill and indefinite life intangible assets are not amortized, but are subject to annual impairment tests.  The Company completed the annual impairment test during the fourth quarter.   As of December 31, 2010 and 2009, no evidence of impairment existed.

Other intangible assets with finite lives are amortized on a straight-line basis over the periods of expected benefit.  The Company's other intangible assets include: (a) trade accounts and trade names (collectively, “account acquisitions”) which are amortized over their estimated lives of three to ten years; (b) noncompete agreements which are being amortized over their contractual lives of five years; (c) customer lists which are being amortized over five to seven years and (d) a licensing agreement which was being amortized over the term of the related agreement.

Investment in limited liability company - The Company owns a minority interest of approximately 10% and is not the primary beneficiary in an unconsolidated limited liability company. The Company's investment in the unconsolidated limited liability company is recorded using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such limited liability company. All income and loss are allocated to the limited liability company members in accordance with the terms of the limited liability company agreement. And impairment charge is recognized for an investment accounted for under the equity method when an other than temporary decline in its carrying value has occurred.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes - The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, pursuant to which deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates, as well as any net operating loss or tax credit carryforwards expected to reduce taxes payable in future years.

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

The remainder of revenue is derived from product sales and the installation of PERS equipment.  The Company recognizes revenue from product sales at the time of delivery.  Installation service revenue is recognized when the service is provided.  Expenses incurred in connection with installation services are also recognized at this time.  Installation services include the actual installation of the monitoring equipment, the testing of the units and instructing the customer how to operate and use the equipment.  Installation services represented approximately 1% of total revenues for 2010, 2009 and 2008, respectively.

In the TBCS segment, revenue is primarily derived from monthly services pursuant to contracts.  Certain charges and fees are billed on a monthly basis in advance.  Certain TBCS customers are billed in advance on a semi-annual and annual basis. Unearned revenue is deferred and recognized as services are rendered.  In addition, certain charges and fees are billed on a monthly basis in arrears.  Total unbilled accounts receivable for TBCS of approximately $1,021,000 and $889,000 were included in accounts receivable at December 31, 2010 and 2009, respectively.

None of the Company’s billings are based on estimates.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenues in the consolidated statements of income.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising - The Company expenses advertising costs as incurred.  Advertising costs, which are included in selling, general and administrative expenses, for the years ended December 31, 2010, 2009 and 2008 were approximately $1,387,000, $569,000 and $1,134,000, respectively.

Research and development costs - Research and development costs, which are expensed and included in selling, general and administrative expenses, were approximately $119,000, $308,000 and $330,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income per share - Earnings per share data for the years ended December 2010, 2009 and 2008 are presented in conformity with ASC Topic 260, Earnings Per Share.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts

2010

Basic EPS -
Income available to common shareholders	$2,385,566	9,550,345	$.25

Effect of dilutive securities -
Options and warrants	-	286,518

Diluted EPS -
Income available to common shareholders and assumed conversions	$2,385,566	9,836,863	$.24

2009

Basic EPS -
Income available to common shareholders	$2,889,513	9,482,351	$.30

Effect of dilutive securities -
Options and warrants	-	227,720

Diluted EPS -
Income available to common shareholders and assumed conversions	$2,889,513	9,710,071	$.30

2008

Basic EPS -
Income available to common shareholders	$1,439,601	9,426,912	$.15

Effect of dilutive securities -
Options	-	243,651

Diluted EPS -
Income available to common shareholders and assumed conversions	$1,439,601	9,670,563	$.15

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk - Financial instruments which potentially subject the Company to concentration of credit risk principally consist of accounts receivable from state and local government agencies, hospitals and homecare organizations.  The risk is mitigated by the Company’s procedures for extending credit, follow-up of disputes and receivable collection procedures.  The Company maintains cash balances with financial institution in amounts that, at times, exceed the federal government’s deposit insurance.  The Company derived approximately 11% of its revenues from various Medicaid programs in 2010, 2009 and 2008, respectively.

Reclassifications - Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Accounting estimates, in part, are based upon assumptions concerning future events.  Among the more significant are those that relate to collectability of accounts receivable, and the estimated lives and recoverability of long-lived assets, including goodwill, investment in limited liability company, and other assets.  Accounting estimates reflect the best judgment of management and actual results may differ from those estimates.

Fair value of financial instruments – ASC Topic 825, Financial Instruments, requires all entities to disclose the fair value of certain financial instruments in their financial statements.  The Company estimates that the fair value of its cash, accounts receivable, accounts payable, accrued expenses and dividends payable approximates their carrying amounts due to the short maturity of these instruments.  Substantially all long-term debt bears interest at variable rates currently available to the Company; accordingly, their carrying amounts approximate their fair value.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for stock-based compensation - Stock-based compensation is recorded in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

The following table summarizes stock-based compensation expense, which is included in selling, general and administrative expense, related to all share-based payments recognized in the consolidated statements of income.

	2010	2009	2008
Stock options	$8,000	$6,250	$56,250

Stock grants – other	107,730	145,326	144,589
Service based awards	128,144	132,481	124,275
Performance based awards	3,315	132,000	-
Tax benefits	(97,354)	(166,353)	(133,291)
Stock-based compensation expense, net of tax	$149,835	$249,704	$191,823

Effect on basic and diluted earnings per share	$0.02	$0.03	$0.02

Recent accounting pronouncements –In December 2010, the FASB issued Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in Update 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Update 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the pro forma financial data. The Company is required to adopt all the provisions of Update 2010-29 for any business combinations for which the acquisition date is on or after January 1, 2011. The impact of the provisions of this guidance on the Company’s consolidated financial statements depends upon the nature, terms and size of the acquisitions it will consummate in the future.

In December 2010, the FASB issued Update 2010-28, “Intangibles —Goodwill and Other (Topic 350).” Update 2010-28 modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010. The Company does not believe this guidance will have a material impact on the consolidated financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Intangible Assets and Goodwill	Intangible assets consist of the following:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Account acquisitions	$1,152,214	$747,191	$1,243,457	$759,598
Noncompete agreements	345,000	313,833	330,000	271,229
Customer lists	5,603,379	4,688,633	5,418,379	3,934,998
Licensing agreement	1,115,000	1,115,000	1,115,000	1,115,000

Total	$8,215,593	$6,864,657	$8,106,836	$6,080,825

Amortization expense of these intangible assets for the years ended December 2010, 2009 and 2008 was approximately $886,000, $1,053,000 and $1,230,000, respectively, and the annual estimated amortization, based on the current amount of intangible assets, is approximately as follows:

Years Ending December 31,

2011	$488,000
2012	386,000
2013	209,000
2014	108,000
2015	98,000
Thereafter	62,000

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the years ended December 31, 2010 and 2009 are as follows:

Balance as of January 1, 2009	$9,996,152

Additional Goodwill	259,831

Balance as of December 31, 2009	10,255,983

Additional Goodwill	586,369

Balance as of December 31, 2010	$10,842,352

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The addition to goodwill during 2010 consists of $548,071 which relates to the acquisition of Alpha Message Center, Inc. in September 2010 and $38,298 which relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.  The addition to goodwill during 2009 relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

3. Acquisition
On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (“Alpha”), a New Jersey based company that provides telephone after-hours answering and pager services. The purchase price of this acquisition consisted of an initial cash payment of $577,977 and an accrual of $200,000, which represents the estimated fair value (derived using significant unobservable inputs categorized within Level 3 of the fair value hierarchy) of the contingent consideration expected to be paid over the next two years.  The contingent consideration is based on the acquisition agreement that calls for the Company to pay the former owner of Alpha fourteen percent (14%) of the cash expected to be collected by the Company, excluding sales taxes, from certain revenue generated by Alpha over the next two years.  The Company estimated the future contingent consideration expected to be paid based upon Alpha’s historic revenue data.  The Company also incurred finder and professional fees of approximately $57,000, which are included in selling, general and administrative expenses.  The results of operations of Alpha are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Accounts Receivable	$4,906
Fixed assets	25,000
Non-compete agreement	15,000
Customer list	185,000
Goodwill	548,071
Cost to acquire Alpha	$777,977

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

On a pro forma basis, had the Alpha acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investment in Limited Liability Company
On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred approximately $150,000 in professional fees to acquire a minority interest (approximately 10%) in the new company, Lifecomm, LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  See Note 5. In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required. The Company’s exposure to loss is limited to the recorded equity investment balance of $2,970,210 and its share ($200,000) of a stand-by equity commitment if required.

Lifecomm is a development stage company and generated a net loss of approximately $3,600,000 during the period from May 12, 2010 (inception) to December 31, 2010.  Lifecomm will continue to generate losses as long as it is in development stage.  Lifecomm needs to complete the development of certain operating systems before beginning commercial operations and generating revenue.  There is no assurance that Lifecomm will complete, in a cost effective or timely manner, the development of the operating systems to specifications that will allow it to successfully generate revenue.  The management of Lifecomm believes that its cash, cash equivalents and short-term investments, its $2,000,000 stand-by capital commitment from its Members and the projected cash flows expected to be generated by its service offerings will allow its operations to continue beyond the next twelve months.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the limited liability company agreement, profits are generally allocated to members in the amount of and in proportion to their ownership of the outstanding membership units.  Losses are generally allocated to members in the amount of and in proportion to their unreturned capital contributions, which for the purposes of determining the allocation of losses is defined as the aggregate of (i) cash contributions, (ii) the fair value of other contributed assets and (iii) the value of in-kind services contributed by the members through the date of determination, less (iv) the fair value of any assets distributed to the members; provided, however, that any losses generated through May 12, 2012 will be generally allocated to the members first in the amount of and in proportion to the unreturned capital contributions attributable to only the cash contributions and the value of in-kind services contributed by the members through the date of determination and then in the amount of and in proportion to the unreturned capital contributions attributable to the fair value of other contributed assets.

The Company recorded a loss of $1,180,126 for its share of losses from the equity investment in Lifecomm from May 12, 2010 (inception) to December 31, 2010.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.

Hughes Telematics, Inc. (“HTI”), parent of Lifecomm and the party who has a controlling financial interest in Lifecomm, has determined that Lifecomm is a variable interest entity and that HTI is the primary beneficiary.  The auditor’s report included in HTI’s December 31, 2010 annual report on Form 10k indicated that HTI has incurred recurring operating losses and has a net capital deficiency that raise substantial doubt about HTI’s ability to continue as a going concern.  HTI’s management believes that HTI’s cash, cash equivalents and short-term investments, including amounts raised in February 2011 through the sale of common stock in a private placement and the issuance of additional term indebtedness, and its projected cash flows will allow HTI to continue operations beyond the next twelve months  However, HTI’s management has indicated there is no assurance that HTI’s net losses and negative cash flow will not surpass HTI’s expectations, and therefore, HTI may require additional capital or financing.   HTI’s ability to continue as a going concern would likely directly impact Lifecomm and the successful development of the next generation mobile PERS.

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

5. Long-Term Debt	Long-term debt consists of the following:

	December 31,
	2010	2009

Term loans - bank	$2,060,000	$1,746,667
Revolving credit line - bank	750,000	750,000

	2,810,000	2,496,667
Less current portion of long-term debt	660,000	1,301,667

	$2,150,000	$1,195,000

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term loans payable and revolving credit line - bank - The Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined) and a $3,000,000 term loan payable.  The term loan was payable in equal monthly principal installments of $50,000 over five years commencing January 2006.  This term loan was paid in full during the second quarter of 2010 without any prepayment charge.

During 2006, the credit facility was amended whereby the Company obtained a $2,500,000 and a $1,600,000 term loan, the proceeds of which were utilized to finance the acquisitions of MD OnCall and American Mediconnect, Inc.  These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.  The $2,500,000 term loan was paid in full during the second quarter of 2010 without any prepayment charge.

In December 2006, the credit facility was amended to reduce the interest rates charged by the bank such that borrowings under the term loan will bear interest at either (a) LIBOR plus 2.00% or (b) the prime rate or the federal funds effective rate plus 0.5%, whichever is greater, and the revolving credit line bears interest at either (a) LIBOR plus 1.75% or (b) the prime rate or the federal funds effective rate plus 0.5%, whichever is greater.  The LIBOR interest rate charge shall be adjusted in 0.25% intervals based on the Company’s ratio of Consolidated Funded Debt to Consolidated EBITDA. In the third quarter of 2007, the interest rate was reduced by 0.25% based on this ratio.  The Company has the option to choose between the two interest rate options under the amended term loan and revolving credit line.  Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.

On April 30, 2007, the Company amended its credit facility whereby the term of the revolving credit line was extended through June 2010 and the amount of credit available under the revolving credit line was increased to $2,500,000.  In June 2010, the term of the revolving credit line was extended through June 2013.

On May 12, 2010, the Company’s credit facility was amended whereby the Company obtained an additional $2,000,000 in the form of a term loan, the proceeds of which were utilized to partially finance its investment in Lifecomm relating to the development of a mobile PERS system.  See Note 4 above.  This term loan is payable over five years in equal monthly principal installments of $33,333.33, commencing June 1, 2010.  The interest rate is the same as the previous term loans secured by the Company, as described above.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payment requirements - Aggregate maturities of long-term debt are as follows:

Years ending December 31,
2011	$660,000
2012	$400,000
2013	$1,150,000
2014	$400,000
2015	$200,000
$2,810,000

Covenants - The above agreements provide for negative and affirmative covenants including those related to working capital and other borrowings.  In regards to the dividend declared in December 2009 and July 2010, the Company received, as required, waivers from the bank authorizing such dividends.  As of December 31, 2010 and 2009, the Company was in compliance with the financial covenants in its loan agreement.

6. Income Taxes	The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$1,058,000	$1,536,000	$601,000
State and local	299,000	423,000	228,000

	1,357,000	1,959,000	829,000
Deferred:
Federal	148,000	(1,000)	185,000
State and local	45,000	(33,000)	(7,000)

	193,000	(34,000)	178,000

Total	$1,550,000	$1,925,000	$1,007,000

The following is a reconciliation of the statutory federal income tax rate and the effective rate of the provision for income taxes:

	Years Ended December 31,
	2010	2009	2008

Statutory federal income tax rate	34%	34%	34%
State and local taxes	6	5	6
Permanent differences	-	1	2
Other	(1)	-	(1)

Effective income tax rate	39%	40%	41%

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising the Company’s deferred taxes at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Deferred tax liabilities:
Difference between book and tax bases of property	$(1,503,000)	$(1,500,000)
Deferred tax assets:
Reserves and accrued expenses not currently deductible	494,000	684,000

Net deferred tax liabilities	$(1,009,000)	$(816,000)

The uncertain tax position provisions of ASC Topic 740, Income Taxes, prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2010, 2009 and 2008, there were no material liabilities of interests or penalties related to uncertain tax positions.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2010:

Jurisdiction	Open Tax Years
Federal	2007 - 2010
States and Local	2005 - 2010

7. Commitments
Operating leases - The Company rents an office facility from its Chairman and principal shareholder pursuant to a lease, which expires in December 2012.  The lease calls for minimum annual rentals of $133,963, plus reimbursement for real estate taxes.  The Company also rents office space from three telephone answering service managers pursuant to leases with expiration dates through March 2015.

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company entered into two lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location as well as provide additional space for its Emergency Response Center and Customer Service personnel.  The leases, which commenced in January 2006 and will expire in March 2018, call for minimum annual rentals of $220,000 and $115,000, respectively, and are subject to increases in accordance with the terms of the agreements. The Company is also responsible for the reimbursement of real estate taxes.

In September 2009, the Company sublet a portion of its space under its operating lease which was entered into in 2005.  The space is being sublet to an independent third party and calls for minimum annual rentals of $125,000 and is subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

During 2010, the Company entered into a lease agreement for additional space at its Long Island City, New York location in order to provide additional call center space for its Daytime Services personnel of its TBCS Segment.  The lease commences in January 2011 and will expire in December 2015.  The lease calls for minimum annual rentals of $65,000 and is subject to increases in accordance with the terms of the agreement, plus reimbursement for real estate taxes.

The Company has also entered into other leases for warehouse and office space in Milwaukee, Wisconsin, Decatur, Georgia, Matteson, Illinois, Centennial, Colorado and Redondo Beach, California.  Additionally, the Company has entered into operating leases for its TBCS call center operations in Audubon, New Jersey, Northfield, New Jersey, Port Jefferson, New York, Newington, Connecticut, Springfield, Massachusetts, Cranston, Rhode Island, Chicago, Illinois and Clovis, New Mexico.

Rent expense was approximately $1,280,000, $1,387,000 and $1,427,000 in 2010, 2009 and 2008, respectively, including approximately $134,000 each year in connection with the above noted leases with the principal shareholder.  Rent expense also included rent incurred from leases with certain telephone answering service managers, in the amount of approximately $142,000, $122,000 and $118,000 for 2010, 2009 and 2008, respectively.  In addition, rent expense included real estate taxes of approximately $44,000 in 2010, $56,000 in 2009 and $43,000 in 2008.   Rent expense was net of sublease rental income of approximately $138,000 and $46,000 in 2010 and 2009, respectively.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate minimum annual rental commitments under non-cancelable operating leases are approximately as follows:

Years ending December 31,
2011	$1,357,000
2012	1,362,000
2013	1,066,000
2014	987,000
2015	966,000
Thereafter	2,038,000

$7,776,000

Approximately 3% of the minimum annual rental commitments relate to the above noted lease with the principal shareholder.  In addition, approximately 6% of minimum annual rental commitments relate to leases with certain telephone answering service managers.

The minimum annual rental commitments exclude the minimum sublease rental income of approximately $1,036,000 due in the future under a non-cancelable sublease.

Employment agreements - On December 30, 2010, the Company entered into a three-year employment agreement (effective January 1, 2011) with the Company’s President and Chief Executive Officer.  The agreement calls for a base salary of $300,000 per annum and includes a one-time service based stock award of 30,000 restricted stock units, which vest over a three year period ending December 31, 2013.

The Company has also entered into other employment agreements with certain officers and other employees in the ordinary course of business.  The aggregate annual base salaries under these agreements are as follows:

Years ending December 31,
2011	$2,174,000
2012	1,548,000
2013	954,000

$4,676,000

In addition, certain of these officers and employees are entitled to receive additional cash and stock compensation if certain performance criteria are met.  During 2010, one officer earned approximately $27,000 in performance based cash and stock compensation.  During 2009, two officers earned approximately $246,000 in performance based cash and stock compensation.  During 2008, one officer earned approximately $31,000 in performance based cash compensation.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase commitments - In the normal course of business the Company issues purchase orders, primarily for the purchase of its traditional PERS systems and its MedSmart medication medical systems.  At December 31, 2010 and 2009, the Company had commitments to third party vendors in the amount of approximately $549,000 and $848,000, respectively.

8. Common Stock and Options
Stock options – The Company has an equity incentive plan, the 2010 Equity Incentive Plan (“2010 Plan”) and a stock incentive plan, the 2005 Stock Incentive Plan (“2005 Plan”).  The Company’s 2000 Stock Option Plan (“2000 Plan”) and 1997 Stock Option Plan (“1997 Plan”) expired in 2010 and 2007, respectively.

Under the 1997 Plan, a maximum of 750,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options.  The last options granted under this Plan were issued in 2005 and expire in 2015.  All options under this Plan were granted at exercise prices equal to the fair value of the Company’s common shares at the date of grant.

Under the 2000 Plan, a maximum of 1,250,000 shares underlying stock options were available for grant as either Incentive Stock Options or Nonstatutory Stock Options.  The last options granted under this Plan were issued in 2009 and expire in 2014.  All options under this Plan were granted at exercise prices equal to the fair value of the Company’s common shares at the date of grant.

Under the 2005 Plan, a maximum of 750,000 shares of the Company’s Common Stock were available for grant as either (i) Incentive Stock Options ("ISOs"), (ii) Nonqualified Stock Options, (iii) stock awards, or (iv) Stock Appreciation Rights (“SARs”).  No grants may be made pursuant to the 2005 Plan after the adoption of the 2010 Plan in June 2010.  The last options granted under this Plan were issued in 2008 and expire in 2013.  All options under this Plan were granted at exercise prices equal to the fair value of the Company’s common shares at the date of grant.

Under the 2010 Plan, a maximum of 750,000 shares of the Company's Common Stock may be granted to employees (including officers and directors who are employees), consultants and non-employee directors of the Company.  The Plan provides for the grant of (i) Incentive Stock Options ("ISOs"), (ii) Nonstatutory Stock Options (“NSOs”), (iii) stock awards, (iv) restricted stock units and (v) Stock Appreciation Rights (“SARS”).  The Plan will expire in June 2020.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information with respect to options outstanding under plans is as follows:

			Weighted Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Options	Price	(years)	Value

Balance - December 31, 2007	922,273	$4.01	4.13	$2,785,633
Granted during 2008	35,000	6.51
Forfeitures/expiration during 2008	(18,176)	3.81
Exercised during 2008	(61,862)	2.04
Balance - December 31, 2008	877,235	$4.25	3.45	$883,349
Granted during 2009	36,700	5.81
Forfeitures/expiration during 2009	(19,150)	5.49
Exercised during 2009	-	-
Balance - December 31, 2009	894,785	$4.29	2.52	$2,110,862
Granted during 2010	-	-
Forfeitures/expiration during 2010	(164,150)	6.24
Exercised during 2010	(12,292)	4.04
Balance - December 31, 2010	718,343	$3.85	1.87	$1,689,119

As of December 31, 2010, 2009 and 2008, 694,069, 862,085 and 877,235 options were exercisable, respectively.

The aggregate intrinsic value of options exercised during the year ended December 31, 2010 was $31,279.  There were no options exercised in 2009.  The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was $292,182.  As of December 31, 2010 and 2009, there were 24,274 and 32,700 nonvested stock options outstanding, respectively.  There were no nonvested stock options outstanding as of December 31, 2008.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.98 - $2.97	241,888	1.88	$2.51	241,888	$2.51
$2.97 - $4.46	318,755	1.93	3.80	318,755	3.80
$4.46 - $6.68	107,700	2.04	5.53	83,426	5.44
$6.68 - $10.02	50,000	1.11	6.98	50,000	6.98

	718,343	1.87	$3.85	694,069	$3.78

As of December 31, 2010, 690,709 shares of common stock were available for future grants under the 2010 Plan.

There were no options granted in 2010.  The weighted average grant date fair value of options granted during 2009 and 2008 was $60,571 and $56,250, respectively.

The fair value of options at date of grant was estimated by Chartered Capital Advisers, Inc. using the Black-Scholes model with the following weighted average assumptions:

	2009	2008

Expected life (years)	3	3.33
Risk free interest rate	1.47%	2.42%
Expected volatility	39.23%	37.62%
Expected dividend yield	-	-

Stock Grants - Other

Effective January 1, 2010, the non-employee members of the Board of Directors have an option to elect at the beginning of each calendar year to receive either shares of common stock or cash at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.    Prior to 2010, the non-employee members of the Board of Directors were granted shares of common stock at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  Share grants issued vest immediately, but are subject to a one year restriction on transfer.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Based Awards

In January 2006, May 2007, January 2009 and December 2010 the Company granted 50,000, 22,000, 12,000 (net of 9,500 shares as discussed below) and 46,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 2 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant.  The aggregate grant date fair value of restricted stock grants was approximately $833,000.  As of December 31, 2010, 2009 and 2008, the Company had approximately $283,000, $137,000 and $209,000, respectively, of total unrecognized compensation costs related to nonvested restricted stock expected to be recognized over a period of three years.

On November 13, 2009, one of the executives waived 9,500 nonvested shares of common stock granted in January 2009.  This executive was inadvertently issued shares in excess of those that could be allocated to this executive under the 2005 Stock Plan. Simultaneously, this executive was granted, as approved by the Board of Directors, stock options to purchase 21,700 shares of common stock from the Company’s 2000 Plan at the fair value of the common stock on the date of grant, which was deemed to be comparable in value, with a similar vesting schedule, to the 9,500 shares of common stock previously granted.

A summary of the status of the Company’s nonvested service shares is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2008	50,500	$6.67
Granted during 2008	-	-
Vested during 2008	(19,500)	6.58
Forfeited during 2008	-	-
Nonvested at December 31, 2008	31,000	6.73
Granted during 2009, net	12,000	5.88
Vested during 2009	(22,000)	6.48
Forfeited during 2009	-	-
Nonvested at December 31, 2009	21,000	$6.51
Granted during 2010	46,500	6.09
Vested during 2010	(21,000)	6.51
Forfeited during 2010	-	-
Nonvested at December 31, 2010	46,500	$6.09

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards up to 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares was contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the next fiscal years ending December 31. The fair value of the performance shares (aggregate value of $909,400) were based on the closing trading value of the Company’s stock on the date of grant and assumed that performance goals would be achieved.  The fair value of the shares was expensed over the performance period for those shares that were expected to ultimately vest.  If such objectives were not met, no compensation cost was recognized and any recognized compensation cost was reversed.  As of December 31, 2010, all performance based awards were either earned or forfeited and there were no unrecognized compensation costs related to unvested share awards.  As of December 31, 2009 and 2008, there were approximately $201,000 and $401,000, respectively, of total unrecognized compensation costs related to unvested share awards.

A summary of the status of the Company’s nonvested performance shares is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2008	112,000	$6.84
Granted during 2008	-	-
Vested during 2008	(11,750)	6.91
Forfeited during 2008	(11,750)	7.09
Nonvested at December 31, 2008	88,500	6.79
Granted during 2009	-	-
Vested during 2009	-	-
Forfeited during 2009	(29,500)	7.03
Nonvested at December 31, 2009	59,000	$6.67
Granted during 2010	-	-
Vested during 2010	(27,500)	4.80
Forfeited during 2010	(31,500)	4.38
Nonvested at December 31, 2010	-	$-

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

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Income and Expense
Other income and expense for the year ended December 31, 2010 consists of various miscellaneous items.  Other income for the year ended December 31, 2009 and 2008 include a training incentive received from the State of New Mexico for hiring and training employees within the State and an economic development incentive through the City of Clovis aggregating approximately $88,000 and $298,000, respectively, as a result of the Company opening a network operating call center in New Mexico and hiring employees to serve as operators for the telephone answering service.  Other income for the year ended December 31, 2009 also includes an insurance recovery due to a fire incurred at one of the telephone answering centers.  The incentives in 2008 were partially offset by an adjustment to the Relocation and Employment Assistance Program credit due from New York City.

11. Employee Savings Plan
The Company sponsors 401(k) savings plans that are available to all eligible employees.  Participants may elect to defer a portion of their compensation, subject to an annual limitation provided by the Internal Revenue Service.  The Company may make matching and/or profit sharing contributions to the plan at its discretion.  The Company contributed approximately $65,000, $61,000 and $60,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

12. Dividends
On July 19, 2010, the Company declared a dividend in the amount of $0.10 per common share, or $956,034, which was payable to the shareholders of record as of September 13, 2010.  The dividend was paid on September 29, 2010.

On December 16, 2009, the Company declared a dividend in the amount of $0.10 per common share, or $950,364, which was accrued as of December 31, 2009.  The dividend was payable to the shareholders of record as of December 28, 2009 and was paid on January 15, 2010.

13. Segment Reporting	The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the years ended 2010, 2009 and 2008:

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010
	HSMS	TBCS	Consolidated

Revenue	$20,832,610	$19,938,259	$40,770,869
Interest expense	44,206	17,077	61,283
Depreciation and amortization	2,360,328	1,429,541	3,789,869
Equity in net loss from equity method investee	1,180,126	-	1,180,126
Income tax expense	769,294	780,706	1,550,000
Net income	1,126,573	1,258,993	2,385,566
Total assets	17,415,523	20,101,962	37,517,485
Additions to fixed assets	917,015	432,531	1,349,546
Investment in equity method investee	4,150,336	-	4,150,336
Additions to goodwill and intangible assets	-	786,369	786,369

	2009
	HSMS	TBCS	Consolidated

Revenue	$20,581,554	$18,944,387	$39,525,941
Interest expense	20,059	56,122	76,181
Depreciation and amortization	2,600,070	1,503,030	4,103,100
Income tax expense	1,285,901	639,099	1,925,000
Net income	1,908,319	981,194	2,889,513
Total assets	15,774,374	20,054,250	35,828,624
Additions to fixed assets	990,268	426,778	1,417,046
Additions to goodwill and intangible assets	8,068	244,541	252,609

	2008
	HSMS	TBCS	Consolidated

Revenue	$19,598,947	$19,051,155	$38,650,102
Interest expense	70,452	208,999	279,451
Depreciation and amortization	2,749,828	1,626,489	4,376,317
Income tax expense	455,632	551,368	1,007,000
Net income	718,492	721,109	1,439,601
Total assets	10,951,398	23,414,866	34,366,264
Additions to fixed assets	1,591,601	952,545	2,544,146
Additions to goodwill and intangible assets	-	313,689	313,689

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Contingencies
The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and arising in the ordinary course of its business.  At December 31, 2010 and 2009, no material liabilities have been recorded in the accompanying financial statements. The Company has given its insurance carrier notice of such claims and the Company believes there is sufficient insurance coverage to cover any such claims.  In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

15. Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010*	2010*	2010*

Revenue	$9,911,247	$9,712,145	$10,009,388	$11,138,089
Gross Profit	$5,387,808	$5,189,254	$5,452,903	$5,968,109
Net Income	$887,372	$722,903	$407,706	$367,585
Basic EPS	$0.09	$0.08	$0.04	$0.04
Diluted EPS	$0.09	$0.07	$0.04	$0.04

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenue	$9,930,089	$9,518,206	$10,138,155	$9,939,491
Gross Profit	$5,293,121	$4,970,667	$5,467,610	$5,323,353
Net Income	$773,250	$608,385	$744,145	$763,733
Basic EPS	$0.08	$0.06	$0.08	$0.08
Diluted EPS	$0.08	$0.06	$0.08	$0.08

*The schedule reflects the Company’s share of equity in net loss from its investment in Lifecomm of $69,000, $299,000 and $480,000 for the quarter-ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II
Valuation and Qualifying Accounts

	Column B	Column C - Additions		Column D	Column E
	Balance at	Charge to	Charged to		Balance
	Beginning	Costs and	Other		at end of
	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2008
Allowance for doubtful accounts	$554,000	241,096	-	(149,096)	$646,000

Allowance for inventory obsolescence	$53,327	-	-	(26,374)	$26,953

Year Ended December 31, 2009
Allowance for doubtful accounts	$646,000	202,766	-	(266,266)	$582,500

Allowance for inventory obsolescence	$26,953	-	-	(3,396)	$23,557

Year Ended December 31, 2010
Allowance for doubtful accounts	$582,500	180,089	-	(310,589)	$452,000

Allowance for inventory obsolescence	$23,557	59,878	-	-	$83,435

LIFECOMM, LLC
(a development stage entity)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Lifecomm, LLC:

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in members' capital present fairly, in all material respects, the financial position of Lifecomm, LLC (a development stage enterprise) at December 31, 2010, and the results of its operations and its cash flows for the period from May 12, 2010 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 30, 2011

LIFECOMM, LLC
(a development stage entity)
BALANCE SHEET
AS OF DECEMBER 31, 2010
(in thousands)

Assets
Current assets:
Cash and cash equivalents	$7,840
Short-term investments	1,498
Prepaid expenses	10
Total current assets	9,348

Property and equipment, net	9
Capitalized software	526
Intangible assets, net	3,000
Total assets	$12,883

Liabilities and Members’ Capital
Current liabilities:
Accounts payable and accrued liabilities due to members	$1,058
Accounts payable and accrued liabilities	171
Total current liabilities	1,229
Commitments and contingencies (Note 7)
Members’ capital:
Class A membership units	10,900
Class B membership units	14,000
Class C membership units	4,000
In-kind contributions due from members	(13,624)
Deficit accumulated during the development stage	(3,622)
Total members’ capital	11,654
Total liabilities and members’ capital	$12,883

The accompanying notes are an integral part of these financial statements.

LIFECOMM, LLC
(a development stage entity)
STATEMENT OF OPERATIONS
PERIOD FROM MAY 12, 2010 (INCEPTION) TO DECEMBER 31, 2010
(in thousands)

Costs and expenses, exclusive of depreciation stated separately:
Research and development	$2,844
Sales and marketing	143
General and administrative	642
Depreciation	2
Total costs and expenses	3,631
Loss from operations	(3,631)
Interest income	9
Net loss	$(3,622)

The accompanying notes are an integral part of these financial statements.

LIFECOMM, LLC
( a development stage entity)
STATEMENT OF CASH FLOWS
PERIOD FROM MAY 12, 2010 (INCEPTION) TO DECEMBER 31, 2010
 (in thousands)

Cash flows from operating activities:
Net loss	$(3,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2
In-kind services contributed by members	1,982
Changes in operating assets and liabilities:
Prepaid expenses	(10)
Accounts payable and accrued liabilities	1,228
Net cash used in operating activities	(420)
Cash flows from investing activities:
Purchases of short-term investments	(5,412)
Maturities of short-term investments	3,914
Investments in capitalized software	(231)
Purchases of property and equipment	(11)
Net cash used in investing activities	(1,740)
Cash flows from financing activities:
Capital contributions from members	10,000
Net cash provided by financing activities	10,000
Net increase in cash and cash equivalents	7,840
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$7,840

Supplemental disclosure of non-cash items:
Intangible assets contributed by members	$3,000
Capitalized software costs for services contributed by members	$295

The accompanying notes are an integral part of these financial statements.

LIFECOMM, LLC
(a development stage entity)
STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
 (in thousands, except units)

	Membership Units			Members’	In-Kind Contributions Due From	Deficit Accumulated During the Development	Total Members’
	Class A	Class B	Class C	Capital	Members	Stage	Capital
Balance, May 12, 2010 (inception)	—	—	—	$—	$—	$—	$—
Initial capital contributions	21,400	14,000	4,000	28,900	(15,900)	—	13,000
In-kind services contributed by members	—	—	—	—	2,276	—	2,276
Net loss	—	—	—	—	—	(3,622)	(3,622)
Balance, December 31, 2010	21,400	14,000	4,000	$28,900	$(13,624)	$(3,622)	$11,654

The accompanying notes are an integral part of these financial statements.

LIFECOMM, LLC
(a development stage entity)
NOTES TO FINANCIAL STATEMENTS

(1)	Organization, Basis of Presentation and Business

Lifecomm, LLC (“Lifecomm,” “we,” “us” and “our”), a development stage entity, is a mobile health and wellness solutions company that is developing a portfolio of products in connection with a mobile personal emergency response system which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center.

On May 12, 2010, we were formed through a limited liability agreement (the “LLC Agreement”) between HUGHES Telematics, Inc. (“HUGHES Telematics”), QUALCOMM, Incorporated (“Qualcomm”) and American Medical Alert Corp. (“AMAC”).  HUGHES Telematics, Qualcomm and AMAC are referred to herein individually as a “Member” or together as “Members”. Ownership is represented by membership units, which are divided into three classes: Class A Units, which have the right to designate three directors on our board of directors (the “Board”); Class B Units, which have the right to designate two directors on our Board; and Class C Units, which have the right to designate one director on the Board.

The LLC Agreement requires supermajority approval of the Board for certain actions, including, among other things, approval of our annual budget, increases in our capital, issuances of convertible securities, debt obligations in excess of a certain threshold, certain investments and certain changes to our executive management team during the eighteen months following formation. The LLC Agreement requires supermajority approval of the directors for certain actions, including, among others, modifications to the LLC Agreement, addition of other members, modifications to the distribution policy, specified capital events, entering into or terminating any agreement related to our intellectual property rights or the purchase or transfer of technology other than in the ordinary course of business, any winding-up dissolution or voluntary liquidation of our business (which in certain circumstances requires unanimous approval), an asset sale or other material disposition, certain transactions with affiliates, changes in the size of the Board and investments above a specified threshold outside of the ordinary course.

Each of the initial Members have preemptive rights with respect to future issuances of securities by us, as well as rights of first offer, drag-along rights and tag-along rights on transfers of securities by the other Members. In addition, for a two year period beginning on May 12, 2014, any Member (or group of Members) holding at least 25% of the outstanding membership units will have the right to demand either an auction for the sale of our business or an initial public offering of our business. Should we fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time HUGHES Telematics holds at least 50% of the outstanding membership units and HUGHES Telematics is publicly traded, each other Member will be entitled on a one-time basis to exchange all of their respective membership units for shares of common stock of HUGHES Telematics.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

We are a development stage company and generated a net loss of approximately $3.6 million during the period from May 12, 2010 (inception) to December 31, 2010. We will incur losses as long as we are a development stage company and may continue to generate losses for some period following the launch of our service offerings. We need to complete the development of certain of our operating systems before we can begin commercial operations and generate revenues from our service offerings. Unless we successfully complete the development of our systems, we will not become profitable. We cannot assure you that we will complete, in a cost effective or timely manner, the development of our systems to specifications that will allow us to successfully generate revenue. We believe the cash, cash equivalents and short-term investments on hand, the $2.0 million stand-by capital commitment from the Members and the projected cash flows expected to be generated by our service offerings will allow us to continue operations beyond the next twelve months.

(2)	Summary of Significant Accounting Policies

Development Stage Status

Our balance sheet, statements of operations and cash flows reflect that we are a development stage company as our planned principal operations have not commenced. The deficit accumulated in the development stage is reported on the face of our balance sheet, and our statement of operations will include cumulative revenue and expenses since inception so long as we remain a development stage company.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

 We consider all debt securities with maturities of more than three months but less than one year as short-term investments and classify investments in such short-term debt securities as held to maturity.  The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security.  As of December 31, 2010, all short-term investments consisted of bank certificates of deposit and government agency bonds, and the amortized cost of such securities approximated fair value.

Property and Equipment

Property and equipment are recorded at original acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

As of December 31, 2010, property and equipment consisted of computer software with an original cost of approximately $11,000 and an estimated useful life of three years.  Accumulated depreciation as of December 31, 2010 was approximately $2,000.

Capitalized Software

Costs incurred to develop software for our internal use are capitalized and amortized over the estimated useful life of the software. Costs capitalized include consulting services provided by the Members. Costs related to the design or maintenance of internal-use software are expensed as incurred. For the period from May 12, 2010 to December 31, 2010, we capitalized approximately $0.5 million of software development costs. Amortization will begin when the software is ready for its intended use and will be recognized over the expected useful life of the software.

Intangible Assets

We amortize our definite-lived intangible assets over their respective useful lives on a straight-line basis, which approximates the projected utility of such assets based on available information.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. For the period from May 12, 2010 to December 31, 2010, there were no factors indicating impairment of our long-lived and intangible assets.

Research and Development

We incur research and development costs in the course of developing our products.  Such costs are expensed as incurred. For the period from May 12, 2010 to December 31, 2010, we incurred research and development expense of approximately $2.8 million, of which approximately $1.3 million was in-kind services provided by our members (see Note 6).

Income Taxes

We are a limited liability company, and as such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of our members. Accordingly, no provision has been made for federal or state income tax in the accompanying financial statements.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources.  Our comprehensive loss for the period May 12, 2010 to December 31, 2010 equaled our net loss.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets, liabilities and expenses and related disclosures of contingent liabilities in the financial statements and accompanying notes. Estimates are used for, but not limited to, depreciable lives of fixed assets and internally developed software, valuation of acquired intangible assets and contingencies. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, short term investments and accounts payable, the fair value of which approximates book value due to their short-term duration.

Recently Issued Accounting Standards

In September 2009, the Emerging Issues Task Force (“EITF”) issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration and eliminates the residual method of allocation. This guidance will be effective for us on January 1, 2011 and is not expected to have a material effect on our financial position, results of operations or cash flows.

In September 2009, the EITF issued revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the products’ essential functionality. This guidance will be effective for us on January 1, 2011 and is not expected to have a material effect on our financial position, results of operations or cash flows.

(3)	Formation

Pursuant to the LLC Agreement, each of the Members provided cash and/or immediate and future in-kind capital contributions to us upon formation. Specifically, in exchange for 21,400 Class A Units, we entered into (i) an Infrastructure Access Agreement with HUGHES Telematics pursuant to which HUGHES Telematics will provide access to their telematics platform and infrastructure which will enable us to provide services to our customers and  (ii) a Services Agreement pursuant to which HUGHES Telematics will provide, over no more than six years, $10.9 million of in-kind selling, general and administrative services to support us. In addition, we entered into a Telematics Services Agreement with HUGHES Telematics pursuant to which HUGHES Telematics will provide wireless connectivity, billing, portal access and other related services. In exchange for 14,000 Class B Units, Qualcomm (i) contributed $6.0 million of cash, (ii) entered into a Know-How License Agreement with us pursuant to which we licensed certain “know-how” previously developed by Qualcomm and also provided us access to the Lifecomm name and (iii) entered into a Services Agreement with us pursuant to which Qualcomm will provide up to $5.0 million of certain engineering and management services over the next six years. In exchange for 4,000 Class C Units, AMAC (i) contributed $4.0 million of cash and (ii) entered into a Value Added Reseller Agreement with us pursuant to which AMAC will be a preferred distributor of our products and services. In addition, pursuant to the LLC Agreement, each Member has agreed to fund its pro rata share of a $2.0 million stand-by capital commitment for our benefit.

Our formation has been accounted for in accordance with ASC 805, Business Combinations. On the date of formation, we attributed value to the contributed assets, other than the intangible asset contributed by HUGHES Telematics, based on their estimated fair value.  In light of HUGHES Telematics owning approximately 54% of our membership interests at the time of formation, HUGHES Telematics has been deemed to have a “controlling financial interest” in us.  Accordingly, we have recorded the contributed intangible asset related to access to HUGHES Telematics’ telematics platform and infrastructure based on the carrying amount in the accounts of HUGHES Telematics on the date of transfer, and therefore, attributed no book value to such intangible asset.

The following table presents the amounts recorded for the contributions by the Members:

May 12, 2010
(in thousands)
Cash	$10,000
Intangible assets	3,000
Total assets contributed	13,000

Future capital contributions	15,900
Total contributions	$28,900

(4)         Acquired Intangible Assets

Intangible assets as of December 31, 2010 consisted of $3.0 million of intellectual property related principally to a license for certain “know-how” previously developed by Qualcomm which will be used in connection with our service offerings.  We estimate that such intellectual property has a useful life of five years.  Amortization of the intangible assets will begin when the first product utilizing the “know-how” is ready for its intended use, which is expected during the year ending December 31, 2011.  Accordingly, no amortization expense was recorded for the period from May 12, 2010 to December 31, 2010.

The estimated future amortization of intangible assets as of December 31, 2010 is as follows (in thousands):

Year Ending December 31:
2011	$300
2012	600
2013	600
2014	600
2015	600
Thereafter	300
Total	$3,000

(5)	Members’ Capital

On May 12, 2010, pursuant to the LLC Agreement, we issued 21,400 Class A Units to HUGHES Telematics, 14,000 Class B Units to Qualcomm and 4,000 Class C Units to AMAC in exchange for $10.0 million of cash, certain intangible assets and future in-kind services contributions from HUGHES Telematics and Qualcomm (See Note 1).  The future in-kind services contributions are recorded as future capital contributions within Members’ capital on the accompanying balance sheet.  As the services are performed, the future capital contributions will be reduced until HUGHES Telematics and Qualcomm contribute the required in-kind services. For the period from May 12, 2010 to December 31, 2010, HUGHES Telematics and Qualcomm contributed approximately $0.8 million and $1.5 million, respectively, of in-kind services to us.

Profits are generally allocated to members in the amount of and in proportion to their ownership of our outstanding membership units.  Losses are generally allocated to members in the amount of and in proportion to their unreturned capital contributions, which for the purposes of determining the allocation of losses is defined as the aggregate of (i) cash contributions, (ii) the fair value of other contributed assets and (iii) the value of in-kind services contributed by the members through the date of determination, less (iv) the fair value of any assets distributed to the members; provided, however, that any losses generated through May 12, 2012 will be generally allocated to the members first in the amount of and in proportion to the unreturned capital contributions attributable to only the cash contributions and the value of in-kind services contributed by the members through the date of determination and then in the amount of and in proportion to the unreturned capital contributions attributable to the fair value of other contributed assets.

(6)	Related Party Transactions

HUGHES Telematics

HUGHES Telematics holds our Class A units, representing approximately 54% of our outstanding units. During the period from May 12, 2010 to December 31, 2010, HUGHES Telematics provided approximately $0.8 million of services to us in partial satisfaction of its $10.9 million of future in-kind service contributions due to us.

Qualcomm

Qualcomm holds our Class B units, representing approximately 36% of our outstanding units. During the period from May 12, 2010 to December 31, 2010, Qualcomm provided approximately $2.7 million of services to us, of which approximately $1.5 million was in partial satisfaction of its $5.0 million of future service contributions due to us. As of December 31, 2010, we had an outstanding balance of approximately $1.1 million payable to Qualcomm.

(7)	Contingencies and Commitments

Litigation

From time to time, we may be subject to litigation in the normal course of business.  We are not currently aware of any pending or threatened litigation, claims or assessments.