Form 10-K/A
period 2010-12-31
AMERICAN MEDICAL ALERT CORP
filed 2011-04-06
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-8635

AMERICAN MEDICAL ALERT CORP.

(Exact Name of Registrant as Specified in its Charter)

New York	11-2571221
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
36-36 33rd Street, Long Island City, New York (Address of Principal Executive Offices)	11106 (Zip Code)

(212) 879-5700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	NASDAQ Capital Market

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

Aggregate number of shares of Common Stock outstanding as of March 25, 2011: 9,569,510.

AMERICAN MEDICAL ALERT CORP.

FORM 10-K/A
(Amendment No. 1)

Explanatory Note

American Medical Alert Corp. (“AMAC”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 (the “Original 10-K”), in order to amend and restate the Exhibit Index in Part IV, Item 15(b); to file Exhibits No. 10(n)(v), 10(n)(xi) and 10(n)(xii) which were inadvertently not filed; and to refile Exhibits No. 3(a), 3(b), 10(h)(v), 10(l) and 10(m) in order to correct the  labeling thereof and to make certain other cosmetic changes.  No other items or disclosures in the Original 10-K are being amended, including without limitation, the financial statements filed previously under Item 15(a), and, accordingly, this Amendment No. 1 does not otherwise change or update any information that was presented in the Original 10-K. This Amendment continues to speak as of the filing date of the Original 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements**
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
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Financial Statements
2. Financial Statements Schedules:  Schedule II - Valuation and Qualifying Accounts
3. Financial Statements - Lifecomm
4. Exhibits: The required exhibits are included at the end of this report and are described in the Exhibit Index below.

(b) Exhibits
Exhibit Index

Exhibit No.	Identification of Exhibit

3(a)*	Certificate of Incorporation of the Company, as amended

3(b)*	Amended and Restated By-Laws of the Company

10(a)**	Form of Indemnification Agreement between the Company and its Directors and Executive Officers

10(b)+	Employment Agreement dated as of December 30, 2010 between the Company and Jack Rhian (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 6, 2011)

10(c)+
Employment Agreement dated December 10, 2009, and effective as of January 1, 2010, between the Company and Howard M. Siegel (Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 2009)

10(d)+	Employment Agreement dated as of December 30, 2010, between the Company and Frederic Siegel (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 6, 2011)

10(e)+	Employment Agreement dated January 19, 2009, between the Company and Richard Rallo (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2009)

10(f)+	Employment Agreement, dated as of July 1, 2009, between American Medical Alert Corp. and Randi Baldwin (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2009)

10(g)(i)	Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York. (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 1994).

10(g)(ii)	Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997)

10(g)(iii)	Amendment to Lease for the premises located at 3265 Lawson Boulevard, Oceanside, New York (Incorporated by reference to Exhibit 10(i) to the Company's Form 10-KSB for the year ended December 31, 1997)

10(h)(i)
Lease for the premises located at 36-36 33rd Street, Long Island City, New York, dated January 14, 2002. (Incorporated by reference to Exhibit 10(m)(i) of the Company’s Form 10-KSB for the year ended December 31, 2001)

10(h)(ii)
Lease Amendment and Modification for the premises located at 36-36 33rd Street, Long Island City, New York. (Incorporated by reference to Exhibit 10(m)(ii) of the Company’s Form 10-KSB for the year ended December 31, 2001)

10(h)(iii)	Lease for the premises located at 36-36 33rd Street, Long Island City, NY, dated August 10, 2005, (Incorporated by reference to Exhibit 10.3 of the Company Form 10-QSB/A filed on November 18, 2005)

10(h)(iv)	Lease for the premises located at 36-36 33rd Street, Long Island City, NY, dated October 25, 2005 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB/A filed on November 18, 2005)

10(h)(v)*	Lease Modification Agreement for the premises located at 36-36 33rd Street, Long Island City, NY, dated September 22, 2010

10(i)+	2000 Stock Option Plan. (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed with the Commission and dated June 1, 2000)

10(j)(i)+	2005 Stock Incentive Plan (Incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement, filed on June 30, 2005)

10(j)(ii)+	Text of Amendment to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4(iii) of the Company's Form 8-K filed on January 26, 2006)

10(k)+	2010 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’ Definitive Proxy filed with the SEC on July 1, 2010

10(l)+*	Form of Stock Option Award Agreement under the 2010 Equity Incentive Plan

10(m)+*	Form of Time-Based Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan

10(n)(i)
Credit Agreement, dated as of May 20, 2002, by and between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t) of the Company’s Form 10-KSB for the year ended December 31, 2002)

10(n)(ii)
Amendment to Credit Agreement dated March 28, 2005, between the Company and the Bank of New York (Incorporated by reference to Exhibit 10(t)(ii) of the Company's Form 10-KSB for the year ended December 31, 2004)

10(n)(iii)	Amendment to Credit Agreement dated December 9, 2005, between the Company and the Bank of New York, (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 14, 2005)

10(n)(iv)
Amendment to Credit Agreement dated March 16, 2006, between the Company and the Bank of New York.  (Incorporated by reference to Exhibit 10(t)(iv) to the Company’s Form 10-KSB for the year ended December 31, 2005)

10(n)(v)*	Amendment No. 7 and Waiver to Credit Agreement dated August 14, 2006, between the Company and JPMorgan Chase

10(n)(vi)
Amendment No. 8 to Credit Agreement dated December 22, 2006, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(v) of the Company’s Form 10-K for year ended December 31, 2006)

10(n)(vii)
Amendment No. 9 to Credit Agreement dated April 30, 2007, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(vi) of the Company’s Form 10-K for year ended December 31, 2007)

10(n)(viii)
Amendment No. 10 to Credit Agreement dated November 9, 2007, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10(t)(vii) of the Company’s Form 10-K for year ended December 31, 2007)

10(n)(ix)
Amendment No. 11 to Credit Agreement dated March 27, 2008, between the Company and JPMorgan Chase. (Incorporated by reference to Exhibit 10(t)(viii) of the Company’s Form 10-K for year ended December 31, 2007)

10(n)(x)
Amendment No. 12 to Credit Agreement dated August 13, 2009, between the Company and JPMorgan Chase.  (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009)

10(n)(xi)*	Amendment No. 13 and Waiver to Credit Agreement dated May 12, 2010, between the Company and JPMorgan Chase

10(n)(xii)*	Amendment No. 14 and Waiver to Credit Agreement dated June 29, 2010, between the Company and JPMorgan Chase

10(o)
Limited Liability Company Agreement of Lifecomm, LLC (confidential treatment has been requested for certain portions of this exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, which portions have been omitted and have been filed separately with the Securities and Exchange Commission.  Omitted portions are indicated in this exhibit with [***]) (Incorporated by reference to Exhibit 10.1 to the Company’s 10-Q/A filed with the SEC on March 8, 2011)

10(p)
Value Added Reseller Agreement made and entered into as of the 12th day of May, 2010 by and between American Medical Alert Corp. and Lifecomm, LLC. (confidential treatment will be requested for certain portions of this exhibit pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended, which portions have been omitted and have been filed separately with the Securities and Exchange Commission.  Omitted portions are indicated in this exhibit with [***])(Incorporated by reference to Exhibit 10.2 to the Company’s 10-Q/A filed with the SEC on March 8, 2011)

21**	Subsidiaries of the Company

23.1**	Consent of Margolin, Winer & Evens LLP

23.2**	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Filed previously on March 31, 2011
+ Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

By:	/s/Jack Rhian
Jack Rhian
Chief Executive Officer and President
Dated: April 5, 2011