Form 10-Q
period 2011-03-31
AMERICAN MEDICAL ALERT CORP
filed 2011-05-16
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-08635

AMERICAN MEDICAL ALERT CORP.
(Exact Name of Registrant as Specified in its Charter)

New York	11-2571221
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

36-36 33rd Street, Long Island City, New York 11106
(Address of principal executive offices)
(Zip Code)

(212) 879-5700
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,618,849 shares of $.01 par value common stock as of May 16, 2011.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

INDEX	PAGE

Part I Financial Information

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets for March 31, 2011
and December 31, 2010	2

Condensed Consolidated Statements of Income for the
Three Months Ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for
the Three Months Ended March 31, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	6

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	15

Quantitative and Qualitative Disclosures About Market Risk	30

Controls and Procedures	31

Part II Other Information	31

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Long Island City, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of March 31, 2011 and the related condensed consolidated statements of income and cash flows for the three-months ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Medical Alert Corp. and Subsidiaries as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 31, 2011 we expressed an unqualified opinion on those consolidated financial statements based on our audit and the report of other auditors with respect to the Company’s investment in Lifecomm, LLC.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

May 16, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	Dec. 31, 2010
ASSETS

CURRENT ASSETS
Cash	$6,444,200	$4,090,528
Accounts receivable
(net of allowance for doubtful accounts of $458,000 and $452,000)	6,939,565	7,497,367
Inventory, net of non-current portion	965,059	1,005,488
Prepaid income taxes	375,500	610,479
Prepaid expenses and other current assets	319,800	364,747
Deferred income taxes	201,000	219,000

Total Current Assets	15,245,124	13,787,609

FIXED ASSETS
(Net of accumulated depreciation and amortization)	6,776,048	7,195,019

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $7,010,708 and $6,864,657)	1,204,884	1,350,936
Goodwill	10,842,352	10,842,352
Investment in limited liability company	2,410,328	2,970,210
Other assets (including inventory of $485,249 and $407,615)	1,388,239	1,371,359
	15,845,803	16,534,857
TOTAL ASSETS	$37,866,975	$37,517,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$580,000	$660,000
Accounts payable	443,594	732,849
Accrued expense – acquisitions	101,869	105,807
Accrued expenses	2,047,491	2,013,152
Deferred revenue	288,505	231,825
Total Current Liabilities	3,461,459	3,743,633

DEFERRED INCOME TAX LIABILITY	1,210,000	1,228,000
LONG-TERM DEBT, Net of Current Portion	2,050,000	2,150,000
CUSTOMER DEPOSITS	97,124	101,499
ACCRUED RENTAL OBLIGATION	566,024	566,235
ACCRUED EXPENSE - ACQUISITION	48,200	72,300
TOTAL LIABILITIES	7,432,807	7,861,667

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,624,797 shares in 2011 and 9,618,083 shares in 2010	96,248	96,181
Additional paid-in capital	16,674,722	16,606,018
Retained earnings	13,799,775	13,090,196
	30,570,745	29,792,395
Less treasury stock, at cost (48,573 shares in 2011 and 2010)	(136,577)	(136,577)
Total Shareholders’ Equity	30,434,168	29,655,818
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,866,975	$37,517,485

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Services	$10,397,874	$9,708,731
Product sales	233,859	202,516
	10,631,733	9,911,247
Costs and Expenses (Income):
Costs related to services	4,745,609	4,430,955
Costs of products sold	115,935	92,484
Selling, general and administrative expenses	4,028,416	3,907,833
Interest expense	14,660	12,431
Equity in net loss from investment in limited liability company	559,882	-
Other income	(12,348)	(29,828)

Income before Provision for Income Taxes	1,179,579	1,497,372

Provision for Income Taxes	470,000	610,000

NET INCOME	$709,579	$887,372

Net income per share:
Basic	$.07	$.09
Diluted	$.07	$.09

Weighted average number of common shares outstanding
Basic	9,573,240	9,526,434

Diluted	9,832,863	9,841,887

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:

Net income	$709,579	$887,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	777,953	919,611
Stock compensation charge	68,771	80,206
Equity in net loss from investment in limited liability company	559,882	-
Decrease (increase) in:
Accounts receivable	557,802	225,227
Inventory	(37,205)	(87,090)
Prepaid income taxes	234,979	(16,544)
Prepaid expenses and other current assets	44,947	(40,309)
Increase (decrease) in:
Accounts payable, accrued expenses and other	(259,501)	731,436
Deferred revenue	56,680	42,048

Net Cash Provided by Operating Activities	2,713,887	2,741,957

Cash Flows From Investing Activities:
Expenditures for fixed assets	(202,935)	(224,778)
Decrease in other assets	50,758	2,533

Net Cash Used In Investing Activities	(152,177)	(222,245)

Cash Flows From Financing Activities:
Repayment of long-term debt	(180,000)	(355,000)
Payment of accrued expense - acquisitions	(28,038)	-
Dividends paid	-	(950,364)

Net Cash Used In Financing Activities	(208,038)	(1,305,364)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net Increase in Cash	$2,353,672	$1,214,348

Cash, Beginning of Period	4,090,528	5,498,448

Cash, End of Period	$6,444,200	$6,712,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$16,747	$12,447

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$238,021	$247,612

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Accrued expense – acquisition /additional goodwill - American
Mediconnect Inc.	$-	$38,298

Other assets, deposits on product transferred to inventory	-	45,204

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           General:

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K for the year ended December 31, 2010 of American Medical Alert Corp.

2.           Results of Operations:

The accompanying condensed consolidated financial statements include the accounts of American Medical Alert Corp. and its wholly-owned subsidiaries; together the “Company.”  All material inter-company balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2010 financial statements.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

3.	Recent Accounting Pronouncements:

In December 2010, the FASB issued Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The amendments in Update 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Update 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributed to the business combination included in the pro forma financial data. The Company is required to adopt all the provisions of Update 2010-29 for any business combinations for which the acquisition date is on or after January 1, 2011. The impact of the provisions of this guidance on the Company’s consolidated financial statements depends upon the nature, terms and size of the acquisitions it will consummate in the future.

In December 2010, the FASB issued Update 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. Update 2010-28 modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

4.         Accounting for Stock-Based Compensation:

Stock based compensation is recorded in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

The Company granted options to purchase 10,000 shares of common stock during the three months ended March 31, 2011.  No options were granted during the three months ended March 31, 2010.

The following tables summarize stock option activity for the first quarter ended March 31, 2011 and 2010.

2011

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	718,343	$3.85
Granted	10,000	$5.85
Exercised	-	-
Expired/Forfeited	(25,000)	$6.93

Balance at March 31	703,343	$3.77	1.74	$1,451,190

Vested and exercisable	679,069	$3.69	1.67	$1,450,890
2010

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	894,785	$4.29
Granted	-	-
Exercised	-	-
Expired/Forfeited	-	-

Balance at March 31	894,785	$4.29	2.28	$2,322,058

Vested and exercisable	862,085	$4.23	2.19	$2,287,598

No options were exercised during the first quarter ended March 31, 2011 and 2010.  There were 24,274 and 32,700 nonvested stock options outstanding as of March 31, 2011 and 2010, respectively.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31,
	2011	2010
Stock options	$28,791	$-

Stock grants – other	16,381	10,877
Service based awards	23,599	32,035
Performance based awards	-	37,294
Tax benefit	(27,402)	(32,674)
Stock-based compensation expense, net of tax	$41,369	$47,532

Stock Grants - Other

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

Service Based Awards

In January 2006, May 2007, January 2009 and December 2010 the Company granted 50,000, 22,000, 12,000 (net of 9,500 shares waived by an executive) and 46,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 2 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant.  There were 84,000 shares and 63,000 shares vested as of March 31, 2011 and 2010, respectively.  The aggregate grant date fair value of restricted stock grants was $830,845.  The vesting period of the January 2006 and May 2007 grants expired on December 31, 2010.  As of March 31, 2011 and 2010, the Company had approximately $260,000 and $96,000, respectively, of unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.75 years.

Performance Based Awards
In January 2006 and May 2007, respectively, the Company granted share awards for up to 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares was contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the fiscal years ending December 31, 2006 through December 31, 2010.  The fair value of the performance shares (aggregate value of $909,400) was based on the closing trade value of the Company’s stock on the date of grant and assumed that performance goals would be achieved.  The fair value of the shares was expensed over the performance period for those shares that were expected to ultimately vest.  If such objectives were not met, no compensation cost was recognized and any recognized compensation cost was reversed.  As of March 31, 2011, there were no vested performance shares and there were no unrecognized compensation costs related to unvested performance share awards, as all performance based awards were either earned or forfeited as of December 31, 2010.  As of March 31, 2010, 57,250 shares were vested and there was approximately $112,000 of unrecognized compensation costs related to nonvested share awards.

5.      Earnings Per Share:

Earnings per share data for the three months ended March 31, 2011 and 2010 is presented in conformity with ASC Topic 260, Earnings Per Share.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts

March 31, 2011

Basic EPS - Income available to common shareholders	$709,579	9,573,240	$.07
Effect of dilutive securities - Options and warrants	-	259,623
Diluted EPS - Income available to common shareholders and
assumed conversions	$709,579	9,832,863	$.07

March 31, 2010

Basic EPS -Income available to common shareholders	$887,372	9,526,434	$.09
Effect of dilutive securities - Options and warrants	-	315,453
Diluted EPS - Income available to common shareholders and
assumed conversions	$887,372	9,841,887	$.09

6.         Goodwill:

Changes in the carrying amount of goodwill, all of which relate to the Company’s TBCS segment, for the three months ended March 31, 2011 and 2010 are as follows:

Three Months Ended March 31, 2011

Balance as of January 1, 2011	$10,842,352
Additional Goodwill	-

Balance as of March 31, 2011	$10,842,352

Three Months Ended March 31, 2010

Balance as of January 1, 2010	$10,255,983
Additional Goodwill	38,298

Balance as of March 31, 2010	$10,294,281

The addition to goodwill during the three months ended March 31, 2010 related to additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

7.         Acquisition:

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (“Alpha”), a New Jersey based company that provides telephone after-hours answering and pager services.  The purchase price of this acquisition consisted of an initial cash payment of $577,977 and an accrual of $200,000, which represented the estimated fair value (derived using significant unobservable inputs categorized within Level 3 of the fair value hierarchy) of the contingent consideration expected to be paid through September 2012.  The contingent consideration is based on the acquisition agreement that calls for the Company to pay the former owner of Alpha fourteen percent (14%) of the cash expected to be collected by the Company, excluding sales taxes, from certain revenue generated by Alpha through September 2012.  The Company estimated the future contingent consideration expected to be paid based upon Alpha’s historic revenue data.  As of March 31, 2011, $49,931 has been paid to the former owner based on cash receipts.  The Company also incurred finder and professional fees of approximately $57,000, which were included in selling, general and administrative expenses for the year ended December 31, 2010.  The results of operations of Alpha are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

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

The results of operations for Alpha are included in the condensed consolidated statement of income for the three months ended March 31, 2011.  On a pro forma basis, had the Alpha acquisition taken place as of the beginning of 2010, the Company’s results of operations for the three months ended March 31, 2010 would not have been materially affected.

8.         Investment in limited liability company:

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $150,336 in professional fees to acquire a minority interest (approximately 10%) in the new company, Lifecomm, LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  As of March 31, 2011, the Company’s exposure to loss is limited to the recorded equity investment balance of $2,410,328 and its share ($200,000) of a stand-by equity commitment, if required.

Hughes Telematics, Inc., parent of Lifecomm and the party who has a controlling financial interest in Lifecomm, has determined that Lifecomm is a variable interest entity and that HTI is the primary beneficiary.

Lifecomm is a development stage company that has yet to generate any revenue, and has generated a net loss of $1,955,722 during the three months ended March 31, 2011 ($5,577,614 during the period from inception, May 12, 2010 to March 31, 2011).  Lifecomm will continue to generate losses until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

During the three months ended March 31, 2011, the Company recorded a loss of $559,882 ($1,740,008 during the period from inception, May 12, 2010 to March 31, 2011) for its share of losses from the equity investment in Lifecomm.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

During 2006, the credit facility was amended whereby the Company obtained an additional $2,500,000 and $1,600,000 of term loans, the proceeds of which were utilized to finance certain acquisitions.  These term loans are payable over five years in equal monthly principal installments of $41,666.67 and $26,666.67, respectively. Additionally, certain of the covenants were amended.  The $2,500,000 term loan was paid in full during the second quarter of 2010 without any prepayment charge.

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

As of March 31, 2011 and 2010, the Company was in compliance with the financial covenants in its loan agreement.

10.         Dividends:

On December 16, 2009 the Company declared a dividend in the amount of $0.10 per share, or $950,364, which was accrued as of December 31, 2009.  The dividend was payable to the shareholders of record as of December 28, 2009 and was paid on January 15, 2010.

11. Segment Reporting:

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the three months ended March 31, 2011 and 2010:

2011

	HSMS	TBCS	Consolidated

Revenue	$5,248,769	$5,382,964	$10,631,733
Income before provision for income taxes*	480,134	699,445	1,179,579
Total assets	17,511,827	20,355,148	37,866,975

2010

	HSMS	TBCS	Consolidated

Revenue	$5,150,060	$4,761,187	$9,911,247
Income before provision for income taxes	1,059,378	437,994	1,497,372
Total assets	15,643,011	20,601,607	36,244,618

* Income before provision for income taxes within the HSMS segment includes the Company’s share of equity in net loss from its investment in limited liability company of $559,882 for the three months ended March 31, 2011.

12.      Commitments and Contingencies:

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  At March 31, 2011 and 2010, no material liabilities have been recorded in the accompanying financial statements.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.   In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

Statements contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to our investment in the Lifecomm joint venture, successful implementation of our acquisition strategy, risk of loss of key government customers, government regulation, new product initiatives and product liability risks   Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

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

Overview:

The Company’s primary business consists of two operating segments. The first segment, Health Safety and Monitoring Services (“HSMS”), is comprised of the development and marketing of Remote Patient Monitoring (“RPM”) technologies that include personal emergency response systems (“PERS”), medication reminder and dispensing systems, telehealth/disease management technologies and safety monitoring systems to pharmacies.  The second segment, Telephony Based Communication Services (“TBCS”), provides centralized call center solutions primarily to the healthcare community, including traditional after hours services, daytime services applications, and pharmaceutical support and clinical trial recruitment call center services.  The Company markets its offerings directly to healthcare providers, pharmaceutical companies, managed care organizations and through a network of distributors.  The Company also offers certain products and services directly to consumers.

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

MedSmart

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

MedTime

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

About TBCS:

AMAC’s TBCS segment offers value added, customizable call center solutions that enhance the patient/provider communication experience. As part of our business development strategy, management continues to employ the most advanced telephony technology and information systems to develop services to respond to shifting market factors that affect healthcare client needs. In addition to technology, a critical component for successful expansion is the Company’s professionally trained call agent staff.  The Company allocates resources to enhance contact agent training and staff development, new communication technology, and continuous quality control to support TBCS’ expansion efforts. The overall infrastructure has allowed AMAC to expand its footprint of services beyond traditional telephone answering services to provide more innovative, clinically oriented call center offerings.

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

The Company has completed eleven acquisitions to date to facilitate growth within the TBCS division.  For the remainder of 2011, the Company will focus on growing this segment through internally driven sales and marketing efforts as well as continue to search for additional acquisition opportunities.

Operating Segments

For the quarter ended March 31, 2011, HSMS accounted for 49% of the Company’s revenue and TBCS accounted for 51% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complementary nature of if its operating divisions, management believes the Company’s outlook is very positive.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the three months ended March 31, 2011 and 2010.

In thousands (000’s)	Three Months Ended March 31,
	2011	%	2010	%
Revenues
HSMS	5,249	49%	5,150	52%
TBCS	5,383	51%	4,761	48%

Total Revenues	10,632	100%	9,911	100%

Cost of Services and Goods Sold
HSMS	1,956	37%	2,009	39%
TBCS	2,905	54%	2,514	53%

Total Cost of Services and Goods Sold	4,861	46%	4,523	46%

Gross Profit
HSMS	3,293	63%	3,141	61%
TBCS	2,478	46%	2,247	47%

Total Gross Profit	5,771	54%	5,388	54%

Selling, General & Administrative	4,028	38%	3,909	39%
Equity in net loss from investment in limited liability company	560	5%	-	-
Interest Expense	15	-%	12	-%
Other Income	(12)	-%	(30)	-%

Income before Income Taxes	1,180	11%	1,497	15%

Provision for Income Taxes	470		610

Net Income	710		887

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $99,000, or 2%, for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase was primarily attributed to the following factor:

▪
The Company recognized an increase in its PERS service revenue of approximately $92,000 primarily from its long-term care programs and execution of a new agreement with a hospital organization.  By aligning itself with long-term care organizations on the interests of improving the business and operational efficiencies of such organizations, the Company experienced growth in the number of subscribers utilizing its PERS units under these programs.

TBCS

Revenue increased by approximately $622,000, or 13%, for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the following:

•
The Company recognized an increase in its non-traditional service revenue of approximately $303,000 primarily due to hospital organizations expanding services with the Company.  The Company recently executed a contract with another hospital organization whereby services are expected to commence in the second half of 2011.  With this latest agreement and the continued expansion from existing hospitals, the Company anticipates that solid growth from this offering will continue through the remainder of 2011.

•
The Company recognized an increase in revenue within its pharmaceutical support offering of approximately $273,000 primarily due to significant contracts with large pharmaceutical companies being executed whereby services commenced in the second half of 2010.  Revenue in this offering is anticipated to continue to grow throughout the year of 2011 as new projects have been executed whereby services are scheduled to begin in the second half of 2011.

•
The Company increased its revenue by approximately $222,000 as a result of the acquisition of a telephone answering service company in September 2010.  In 2011, the Company continues to consider acquisition opportunities that will benefit the Company.

These increases were partially offset by a decrease in revenue within its traditional after hours service of approximately $176,000 primarily due to customer attrition.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $53,000 for the three months ended March 31, 2011 as compared to the same period in 2010, a decrease of 3%, primarily due to the following:

•
The Company recorded a decrease in depreciation expense of approximately $50,000 primarily due to the Company purchasing its PERS devices at reduced prices through an alternative supplier in the past three years.

TBCS:

Costs related to services increased by approximately $391,000 for the three months ended March 31, 2011 as compared to the same period in 2010, an increase of 16%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses of approximately $241,000 primarily due to a corresponding increase in call volume and business in its non traditional service and pharmaceutical support offering.  As the Company continues to experience growth in these areas, personnel requirements will continue to be closely monitored to perform these services effectively.

▪
The Company incurred approximately $99,000 of service related expenses from the telephone answering service company acquired in September 2010.  Approximately $67,000 of these expenses was payroll and payroll related costs.

▪	The Company incurred costs of approximately $50,000 in modifying certain project specific reports for a new pharmaceutical support offering customer whereby the project commenced in late 2010.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $119,000 for the three months ended March 31, 2011 as compared to the same period in 2010, an increase of 3%.  The increase was primarily attributable to the following:

▪
Administrative payroll expense increased by approximately $125,000 primarily due to the Company adding administrative personnel for the increased business from pharmaceutical support and non traditional services.

▪
As a result of acquiring a telephone answering service company in September 2010, selling, general and administrative expenses increased by approximately $80,000 from the operation of this newly acquired subsidiary.  These expenses primarily consisted of administrative payroll and consulting expense.

These increases were partially offset by a decrease in amortization expense of approximately $87,000 due to certain intangible assets being fully amortized.

Interest Expense:

Interest expense for the three months ended March 31, 2011 and 2010 was approximately $15,000 and $12,000, respectively.  The net increase of $3,000 was a result of an increase in interest expense due to a new loan being secured in May 2010, which was partially offset by a decrease in interest expense due to two of the previous loans being paid down in the second quarter of 2010.  The Company obtained an additional loan in May 2010 for a partial funding of an investment in a limited liability company whereby the interest rate for this term loan is the same as the previous term loans secured by the Company.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the quarter ended March 31, 2011 of approximately $560,000 was related to the Company’s investment in Lifecomm in May 2010.  This equity loss represents the Company’s share of the Lifecomm’s loss, which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  This equity loss, which is not related to the Company’s current business operations, is expected to continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended March 31, 2011 was approximately $1,180,000 as compared to $1,497,000 for the same period in 2010.  The decrease of $317,000 was primarily the result of the Company recording equity in net loss from investment in limited liability company, an increase in costs related to services and product sales and an increase in selling, general and administrative costs which were partially offset by an increase in the Company's revenue.

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

As of March 31, 2011 and 2010, the Company was in compliance with its financial covenants in its loan agreement.

The following table is a summary of contractual obligations as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolving Credit Line	$750,000	$-	$750,000
Debt (a)	$1,880,000	$580,000	$1,200,000	$100,000
Operating Leases (b)	$7,440,274	$1,360,570	$3,322,235	$1,858,842	$898,627
Purchase Commitments (c)	$593,971	$593,971
Interest Expense (d)	$137,120	$59,483	$77,213	$424
Acquisition Related Commitment (e)	$150,069	$101,869	$48,200
Total Contractual Obligations	$10,951,434	$2,695,893	$5,397,648	$1,959,266	$898,627

(a)	– Debt includes the Company’s aggregate outstanding term loans which mature in 2011 and 2015.

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

(c)	– Purchase commitments relate to orders for the Company’s traditional PERS system and its MedSmart medication medical system.

(d)	– Interest expense relates to interest on the Company’s revolving credit line and debt at the Company’s current rate of interest.

(e)	– Acquisition related commitment represents estimated payments due based on collections of trade receivables relating to the acquisition of Alpha Message Center, Inc in September 2010.

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $2.7 million for the three months ended March 31, 2011 and 2010.  During the first quarter of 2011, the cash provided by operating activities was primarily from net earnings of approximately $0.7 million, depreciation and amortization of approximately $0.8 million, equity in net loss from investment in limited liability company of approximately $0.6 million and a decrease in accounts receivable of approximately $0.6 million which were partially offset by a decrease in accounts payable, accrued expenses and other liabilities of approximately $0.3 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The net loss from investment in limited liability company represents the Company’s equity share of Lifecomm’s loss which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  The decrease in accounts receivable is primarily as a result of certain significant projects which were billed in the last quarter of 2010 being collected in the first quarter in 2011.  The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the timing of payments of expenses and taxes in the ordinary course of business.  During the first quarter of 2010, the cash provided by operating activities was primarily from net earnings of approximately $0.9 million, depreciation and amortization of approximately $0.9 million and an increase in accounts payable and accrued expenses of approximately $0.7 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS product and the customer lists associated with the acquisition of telephone answering service businesses.  The increase in accounts payable and accrued expenses is primarily due to the timing of payments of expenses and taxes in the ordinary course of business.

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2011 and 2010.  The primary component of net cash used in investing activities in the first quarter of 2011 and 2010 was capital expenditures, net of deposits on equipment being transferred to fixed assets.  Capital expenditures for the first quarter of 2011 and 2010 primarily related to the continued production and purchase of the traditional PERS systems.

Cash flows used in financing activities for the three months ended March 31, 2011 were approximately $0.2 million compared to $1.3 million for the same period in 2010.  The primary component of cash flow used in financing activities in the first quarter of 2011 was the payment of long-term debt.  The components of cash flow used in financing activities in the first quarter of 2010 were the payment of long-term debt of approximately $0.4 million and the payment of a one-time dividend, which was declared on December 16, 2009, of approximately $0.9 million.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $1.25 – $1.75 million for the production and purchase of the traditional PERS systems, telehealth systems, Mobile PERS, as well as enhancements to its computer operating systems.  This amount is subject to fluctuations primarily based on customer demand. The Company anticipates incurring approximately $0.1 - $0.3 million of costs primarily relating to research and development of its homebased cellular PERS and telehealth products.  The Company also plans to incur approximately $1.0 - $1.5 million of advertising expense for promotional campaigns related to its PERS system.

As of March 31, 2011, the Company had approximately $6.4 million in cash and the Company’s working capital was approximately $11.8 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash flow needs for working capital and capital expenditures for at least the next twelve months.  The Company also has a revolving credit line, which expires in June 2013 that permits borrowings up to $2.5 million, of which approximately $750,000 was outstanding at March 31, 2011.  The Company is also considering acquisition initiatives which may require additional cash outlay.

Off-Balance Sheet Arrangements:

As of March 31, 2011, the Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Investment in limited liability company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred approximately $150,000 in professional fees to acquire a minority interest in the new company, Lifecomm, LLC (“Lifecomm”).  As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  The Company’s exposure to loss is limited to the recorded equity investment balance of $2,410,328 and its share ($200,000) of a stand-by equity commitment if required.

Lifecomm is a development stage company that has yet to generate any revenue, and has generated a net loss of $1,955,722 during the three months ended March 31, 2011 ($5,577,614 during the period from inception, May 12, 2010 to March 31, 2011).  Lifecomm will continue to generate losses as long as it is in the development stage.  Lifecomm needs to complete the development of certain operating systems before beginning commercial operations and generating revenue.  There is no assurance that Lifecomm will complete, in a cost effective or timely manner, the development of the operating systems to specifications that will allow it to successfully generate revenue.

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

During the three months ended March 31, 2011, the Company recorded a loss of $559,882 ($1,740,008 during the period from inception, May 12, 2010 to March 31, 2011) for its share of losses from the equity investment in Lifecomm.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

Hughes Telematics, Inc., parent of Lifecomm and the party who has a controlling financial interest in Lifecomm, has determined that Lifecomm is a variable interest entity and that HTI is the primary beneficiary.  If HTI is unable to provide the financial and operating support that it is obligated to under the Agreement, Lifecomm and the successful development of the next generation mobile PERS would likely be negatively impacted.  To date, HTI has incurred recurring losses and has a net capital deficiency.

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

Acquisition

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (“Alpha”), a New Jersey based company that provides telephone after-hours answering and pager services. The purchase price of this acquisition consisted of an initial cash payment of $577,977 and an accrual of $200,000, which represented the estimated fair value of the contingent consideration expected to be paid through September 2012.  The contingent consideration is based on the acquisition agreement that calls for the Company to pay the former owner of Alpha fourteen percent (14%) of the cash expected to be collected by the Company, excluding sales taxes, from certain revenue generated by Alpha through September 2012.  The Company estimated the future contingent consideration expected to be paid based upon Alpha’s historic revenue data.  The Company also incurred finder and professional fees of approximately $57,000, which were included in selling, general and administrative expenses for the year ended December 31, 2010.  The results of operations of Alpha are included in the Telephone Based Communications Services  segment as of the date of acquisition.

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

In December 2010, the FASB issued Update 2010-28, “Intangibles —Goodwill and Other (Topic 350).” Update 2010-28 modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than not that a goodwill impairment exists. Update 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $458,000 as of March 31, 2011, which is equal to 6% of the total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $74,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $74,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $145,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $105,000 per annum.

Valuation of Goodwill
Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,842,352 at March 31, 2011 and December 31, 2010.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Investment in limited liability company
The Company owns a minority interest of approximately 10% and is not the primary beneficiary in an unconsolidated limited liability company.  The Company's investment in the unconsolidated limited liability company is recorded using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such limited liability company.  All income and loss are allocated to the limited liability company members in accordance with the terms of the limited liability company agreement.  An impairment charge is recognized for an investment accounted for under the equity method when an other than temporary decline in its carrying value has occurred.  As of March 31, 2011, the equity investment balance was $2,410,328 and the Company has not recorded any impairment charges on its equity investment in the limited liability company.

Accounting for Stock-Based Awards
Stock based compensation is recorded in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $69,000 and $80,000 for the three months ended March 31, 2011 and 2010, respectively.

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

In the ordinary course of its business, the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices. At March 31, 2011, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.  Currently, no material liabilities have been recorded and in any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 1A.  Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 31, 2011 with the Securities and Exchange Commission and amended on April 6, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2011, we issued options to purchase 10,000 shares of our common stock to an employee under the no-sale theory which has been supported by the SEC in SEC Rel. No. 33-6188 (Feb. 1, 1980), at Section ll.A.5.d.  On March 31, 2011, we granted 2,849 shares of restricted stock to two non-employee directors.  Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") for the director grant is claimed under Section 4(2) of the Act, and Rule 506 promulgated thereunder.  The exemption was established by the representation of each director as to his status as an accredited investor by virtue of his position with the Company, and the acknowledgment by each director that the shares are “restricted securities” and that resale of the securities may not be made unless registered under the Act, or another exemption is available.  In addition, the securities will bear a legend indicating such restrictions on transferability.

Item 6.  Exhibits

No.	Description

10.1	Stock Purchase Agreement, effective as of March 31, 2011, by and between the Company and John S.T. Gallagher
10.2	Stock Purchase Agreement, effective as of March 31, 2011, by and between the Company and Gregory Fortunoff
10.3	Stock Purchase Agreement, dated as of May 13, 2011, by and between the Company and Ronald Levin
10.4	Stock Purchase Agreement, dated as of May 13, 2011, by and between the Company and Yacov Shamash
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

AMERICAN MEDICAL ALERT CORP.

Dated: May 16, 2011	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer