Form 10-Q
period 2011-06-30
AMERICAN MEDICAL ALERT CORP
filed 2011-08-15
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,615,280 shares of $.01 par value common stock as of August 10, 2011.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Long Island City, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of June 30, 2011 and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2011 and 2010 and cash flows for the six-months ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

August 15, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	Dec. 31, 2010
ASSETS
CURRENT ASSETS
Cash	$7,193,332	$4,090,528
Accounts receivable
(net of allowance for doubtful accounts of $453,800 and $452,000)	6,986,432	7,497,367
Inventory, net of non-current portion	928,943	1,005,488
Prepaid income taxes	467,905	610,479
Prepaid expenses and other current assets	339,173	364,747
Deferred income tax asset	187,000	219,000

Total Current Assets	16,102,785	13,787,609

FIXED ASSETS
(Net of accumulated depreciation and amortization)	6,623,057	7,195,019

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $7,124,593 and $6,864,657)	1,090,999	1,350,936
Goodwill	10,842,352	10,842,352
Investment in limited liability company	1,898,298	2,970,210
Other assets (including inventory of $481,135 and $407,615)	1,380,647	1,371,359
	15,212,296	16,534,857
TOTAL ASSETS	$37,938,138	$37,517,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$500,000	$660,000
Accounts payable	710,985	732,849
Accrued expense – acquisitions	98,625	105,807
Accrued expenses	1,901,732	2,013,152
Deferred revenue	259,153	231,825
Total Current Liabilities	3,470,495	3,743,633

DEFERRED INCOME TAX LIABILITY	1,196,000	1,228,000
LONG-TERM DEBT, Net of Current Portion	1,950,000	2,150,000
CUSTOMER DEPOSITS	90,899	101,499
ACCRUED RENTAL OBLIGATION	565,814	566,235
ACCRUED EXPENSE - ACQUISITION	24,100	72,300
TOTAL LIABILITIES	7,297,308	7,861,667

COMMITMENTS AND CONTINGENT LIABILITIES	0	0

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,631,603 shares in 2011 and 9,618,083 shares in 2010	96,316	96,181
Additional paid-in capital	16,721,947	16,606,018
Retained earnings	13,959,144	13,090,196
	30,777,407	29,792,395
Less treasury stock, at cost (48,573 shares in 2011 and 2010)	(136,577)	(136,577)
Total Shareholders’ Equity	30,640,830	29,655,818
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,938,138	$37,517,485

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues:
Services	$20,574,977	$19,264,763
Product sales	376,323	358,629
	20,951,300	19,623,392
Costs and Expenses (Income):
Costs related to services	9,589,617	8,878,500
Costs of products sold	182,744	167,830
Selling, general and administrative expenses	8,430,381	7,765,084
Interest expense	28,008	26,267
Equity in net loss from investment in limited liability company	1,071,912	116,127
Other income	(23,310)	(59,691)

Income before Provision for Income Taxes	1,671,948	2,729,275

Provision for Income Taxes	803,000	1,119,000

NET INCOME	$868,948	$1,610,275

Net income per share:
Basic	$.09	$.17
Diluted	$.09	$.16

Weighted average number of common shares outstanding:
Basic	9,576,622	9,537,894

Diluted	9,824,536	9,835,180

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues:
Services	$10,177,103	$9,556,032
Product sales	142,464	156,113
	10,319,567	9,712,145
Costs and Expenses (Income):
Costs related to services	4,844,008	4,447,545
Costs of products sold	66,809	75,346
Selling, general and administrative expenses	4,401,965	3,857,251
Interest expense	13,348	13,836
Equity in net loss from investment in limited liability company	512,030	116,127
Other income	(10,962)	(29,863)

Income before Provision for Income Taxes	492,369	1,231,903

Provision for Income Taxes	333,000	509,000

NET INCOME	$159,369	$722,903

Net income per share:
Basic	$.02	$.08
Diluted	$.02	$.07

Weighted average number of common shares outstanding
Basic	9,580,005	9,549,355

Diluted	9,816,209	9,828,473

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:

Net income	$868,948	$1,610,275

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,540,028	1,842,231
Stock compensation charge	116,064	160,419
Equity in net loss from investment in limited liability company	1,071,912	116,127
Decrease (increase) in:
Accounts receivable	510,935	173,530
Inventory	3,025	(226,445)
Prepaid income taxes	142,574	(127,069)
Prepaid expenses and other current assets	25,574	(206,876)
Increase (decrease) in:
Accounts payable, accrued expenses and other	(144,304)	122,566
Deferred revenue	27,328	(30,838)

Net Cash Provided by Operating Activities	4,162,084	3,433,920

Cash Flows From Investing Activities:
Expenditures for fixed assets	(695,389)	(400,624)
Deposit on equipment	0	(21,875)
Payment of Investment in limited liability company	0	(4,130,731)
Decrease in other assets	51,491	5,065

Net Cash Used In Investing Activities	(643,898)	(4,548,165)

Cash Flows From Financing Activities:
Proceeds from long-term debt	0	2,000,000
Repayment of long-term debt	(360,000)	(1,326,667)
Payment of accrued expense - acquisitions	(55,382)	(73,346)
Proceeds upon exercise of stock options	0	43,985
Payment of loan financing costs	0	(4,370)
Dividends paid	0	(950,364)

Net Cash Used In Financing Activities	(415,382)	(310,762)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Net Increase (Decrease) in Cash	$3,102,804	$(1,425,007)

Cash, Beginning of Period	4,090,528	5,498,448

Cash, End of Period	$7,193,332	$4,073,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$30,495	$26,014

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$675,204	$1,274,617

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued expense – acquisitions / additional goodwill
- American Mediconnect Inc.	$0	$38,298

Other assets, deposits on product transferred to inventory	$0	$89,685

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the six and three  months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2010 financial statements.

The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company granted options to purchase 10,000 shares of common stock during the six months ended June 30, 2011.  No options were granted during the six months ended June 30, 2010.

The following tables summarize stock option activity for the six months ended June 30, 2011 and 2010.

2011

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	718,343	$3.85
Granted	10,000	5.85
Exercised	-	-
Expired/Forfeited	(25,650)	6.86

Balance at June 30	702,693	$3.77	1.49	$1,339,659

Vested and exercisable	678,419	$3.69	1.42	$1,339,659

2010

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	894,785	$4.29
Granted	-	-
Exercised	(10,325)	4.26
Expired/Forfeited	-	-

Balance at June 30	884,460	$4.29	2.00	$1,565,633

Vested and exercisable	851,760	$4.23	1.92	$1,561,911

No options were exercised during the six months ended June 30, 2011.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was $24,560.  There were 24,274 and 32,700 nonvested stock options outstanding as of June 30, 2011 and 2010, respectively.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2011	2010
Stock options	$7,310	$-
Stock grants – other	16,384	10,882
Service based awards	23,599	32,037
Performance based awards	-	37,294
Tax benefit	(28,341)	(33,098)
Stock-based compensation expense, net of tax	$18,952	$47,115

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2011	2010
Stock options	$36,101	$-
Stock grants – other	32,765	21,759
Service based awards	47,198	64,072
Performance based awards	-	74,588
Tax benefit	(55,743)	(65,772)
Stock-based compensation expense, net of tax	$60,321	$94,647

Stock Grants - Other

The non-employee members of the Board of Directors have an option to elect at the beginning of each calendar year to receive either shares of common stock or cash at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  Share grants issued vest immediately, but are subject to a one-year restriction on transfer.  In addition, stock grants may be issued to employees at the Board of Directors’ discretion.

Service Based Awards

In January 2006, May 2007, January 2009 and December 2010 the Company granted 50,000, 22,000, 12,000 (net of 9,500 shares waived by an executive) and 46,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 2 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. There were 84,000 shares and 63,000 shares vested as of June 30, 2011 and 2010, respectively.  The aggregate grant date fair value of restricted stock grants was $830,845.  The vesting period of the January 2006 and May 2007 grants expired on December 31, 2010.  As of June 30, 2011 and 2010, the Company had approximately $236,000 and $68,000, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.5 years.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for up to 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares was contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the fiscal years ending December 31, 2006 through December 31, 2010.  The fair value of the performance shares (aggregate value of $909,400) was based on the closing trade value of the Company’s stock on the date of grant and assumed that performance goals would be achieved.  The fair value of the shares was expensed over the performance period for those shares that were expected to ultimately vest.  If such objectives were not met, no compensation cost was recognized and any recognized compensation cost was reversed.  All performance based awards were either earned or forfeited as of December 31, 2010.  During 2011, there were no performance shares vesting and there were no unrecognized compensation costs related to performance share awards.  As of June 30, 2010, 57,250 shares were vested and there was approximately $75,000 of total unrecognized compensation costs related to nonvested share awards.

5.	Earnings Per Share:

Earnings per share data for the six and three months ended June 30, 2011 and 2010 is presented in conformity with ASC Topic 250, Earnings Per Share.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amounts
Six Months Ended June 30, 2011

Basic EPS - Income available to common stockholders	$868,948	9,576,622	$.09
Effect of dilutive securities - Options and warrants	-	247,914
Diluted EPS - Income available to common stockholders and assumed conversions	$868,948	9,824,536	$.09

Three Months Ended June 30, 2011

Basic EPS -Income available to common stockholders	$159,369	9,580,005	$.02
Effect of dilutive securities - Options and warrants	-	236,204
Diluted EPS - Income available to common stockholders and assumed conversions	$159,369	9,816,209	$.02

Six Months Ended June 30, 2010

Basic EPS - Income available to common stockholders	$1,610,275	9,537,894	$.17
Effect of dilutive securities - Options and warrants	-	297,286
Diluted EPS - Income available to common stockholders and assumed conversions	$1,610,275	9,835,180	$.16

Three Months Ended June 30, 2010

Basic EPS -Income available to common stockholders	$722,903	9,549,355	$.08
Effect of dilutive securities - Options and warrants	-	279,118
Diluted EPS - Income available to common stockholders and assumed conversions	$722,903	9,828,473	$.07

6.	Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the six months ended June 30, 2011 and 2010 are as follows:

Six Months Ended June 30, 2011

Balance as of January 1, 2011	$10,842,352
Additional Goodwill	-

Balance as of June 30, 2011	$10,842,352

Six Months Ended June 30, 2010

Balance as of January 1, 2010	$10,255,983
Additional Goodwill	38,298

Balance as of June 30, 2010	$10,294,281

The addition to goodwill during the six months ended June 30, 2010 related to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

7.	Acquisition:

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (“Alpha”), a New Jersey based company that provides telephone after-hours answering and pager services.  The purchase price of this acquisition consisted of an initial cash payment of $577,977 and an accrual of $200,000, which represented the estimated fair value (derived using significant unobservable inputs categorized within Level 3 of the fair value hierarchy) of the contingent consideration expected to be paid through September 2012.  The contingent consideration is based on the acquisition agreement that calls for the Company to pay the former owner of Alpha fourteen percent (14%) of the cash expected to be collected by the Company, excluding sales taxes, from certain revenue generated by Alpha through September 2012.  The Company estimated the future contingent consideration expected to be paid based upon Alpha’s historic revenue data.  As of June 30, 2011, $77,275 has been paid to the former owner based on cash receipts.  The Company also incurred finder and professional fees of approximately $57,000, which were included in selling, general and administrative expenses for the year ended December 31, 2010.  The results of operations of Alpha are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Accounts receivable	$4,906
Fixed assets	25,000
Non-compete agreement	15,000
Customer list	185,000
Goodwill	548,071
Cost to acquire Alpha	$777,977

The purchase price of the acquisition exceeded the fair value of the identifiable net assets acquired inasmuch as the acquisition was consummated to enable the Company to strengthen its position in the area where it was already operating.  Furthermore, the acquisition was for the business' future cash flows and net earnings as opposed to solely for the identifiable tangible and intangible assets.

The results of operations for Alpha are included in the condensed consolidated statements of income for the six and three months ended June 30, 2011.  On a pro forma basis, had the Alpha acquisition taken place as of the beginning of 2010, the Company’s results of operations for the six  and three months ended June 30, 2010 would not have been materially affected.

8.	Investment in Limited Liability Company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $150,336 in professional fees to acquire a minority interest (approximately 10%) in the new company, Lifecomm, LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  As of June 30, 2011, the Company’s exposure to loss is limited to the recorded equity investment balance of $1,898,298 and its share ($200,000) of a stand-by equity commitment, if required.

Hughes Telematics, Inc., parent of Lifecomm and the party who has a controlling financial interest in Lifecomm, has determined that Lifecomm is a variable interest entity and that HTI is the primary beneficiary.

Lifecomm is a development stage company that has yet to generate any revenue, and has generated a pre-tax net loss of $4,312,480 and $2,356,758 during the six and three months ended June 30, 2011 ($7,934,372 during the period from inception, May 12, 2010 to June 30, 2011).  Lifecomm will continue to generate losses until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

During the six and three months ended June 30, 2011, the Company recorded a pre-tax net loss of $1,071,912 and $512,030, respectively ($2,252,038 during the period from inception, May 12, 2010 to June 30, 2011) for its share of losses from the equity investment in Lifecomm.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

As of June 30, 2011 and March 31, 2011, the Company was in compliance with its financial covenants in its loan agreement.  As of June 30, 2010 and March 31, 2010, the Company was in compliance with its financial covenants in its loan agreement.

10.	Provision for Income Taxes:

The Company records its tax provision (or benefit) on an interim basis using an estimated annual effective tax rate.  For the six and three months ended June 30, 2011 the Company increased the estimated effective tax rate to reflect the impact of certain non-deductible expenses.

11.	Dividends:

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

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the six and three months ended June 30, 2011 and 2010:

2011

	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2011
Revenue	$10,429,165	$10,522,135	$20,951,300
Income before provision for income taxes*	550,221	1,121,727	1,671,948
Total assets	17,300,149	20,637,989	37,938,138

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2011
Revenue	$5,180,396	$5,139,171	$10,319,567
Income before provision for income taxes*	70,087	422,282	492,369

2010

	HSMS	TBCS	Consolidated
Six Months Ended June 30, 2010
Revenue	$10,233,896	$9,389,496	$19,623,392
Income before provision for income taxes*	1,906,142	823,133	2,729,275
Total assets	18,840,211	18,461,741	37,301,952

	HSMS	TBCS	Consolidated
Three Months Ended June 30, 2010
Revenue	$5,083,836	$4,628,309	$9,712,145
Income before provision for income taxes*	846,764	385,139	1,231,903

* Income before provision for income taxes within the HSMS segment includes the Company’s share of equity in net loss from its investment in limited liability company as follow:
	June 30, 2011	June 30, 2010
Six Months Ended	$1,071,912	$116,127
Three Months Ended	$512,030	$116,127

13.	Commitments and Contingencies:

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  At June 30, 2011 and 2010, no material liabilities have been recorded in the accompanying financial statements.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.   In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

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

After Hours Answering Services

AMAC’s after hours services are classified as essential call center services with a fully customizable approach to communications support.  Basic services in this offering include traditional after hour answer and customized message delivery options, contact lists and on-call schedule management, all of which can be updated at the client’s convenience using the OnCall web portal.  Through this portal, clients can also access the account’s call history, specifications and messages.

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

Operating Segments

For the six months ended June 30, 2011, HSMS accounted for 50% of the Company’s revenue and TBCS accounted for 50% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complementary nature of if its operating divisions, management believes the Company’s outlook is very positive.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the six and three months ended June 30, 2011 and 2010.

In thousands (000’s)	Three Months Ended June 30,				Six Months Ended June 30,

	2011	%	2010	%	2011	%	2010	%
Revenues
HSMS	5,180	50%	5,084	52%	10,429	50%	10,234	52%
TBCS	5,139	50%	4,628	48%	10,522	50%	9,389	48%

Total Revenues	10,319	100%	9,712	100%	20,951	100%	19,623	100%

Cost of Services and Goods Sold
HSMS	2,080	40%	2,058	40%	4,036	39%	4,067	40%
TBCS	2,831	55%	2,465	53%	5,736	55%	4,979	53%

Total Cost of Services and Goods Sold	4,911	48%	4,523	47%	9,772	47%	9,046	46%

Gross Profit
HSMS	3,100	60%	3,026	60%	6,393	61%	6,167	60%
TBCS	2,308	45%	2,163	47%	4,786	45%	4,410	47%

Total Gross Profit	5,408	52%	5,189	53%	11,179	53%	10,577	54%

Selling, General & Administrative	4,402	43%	3,857	40%	8,430	40%	7,765	40%
Interest Expense	13	-%	14	-%	28	-%	26	-%
Equity in net loss from investment in limited liability company	512	5%	116	1%	1,072	5%	116	1%
Other Income	(11)	-%	(30)	-%	(23)	-%	(59)	-%

Income before Income Taxes	492	5%	1,232	13%	1,672	8%	2,729	14%

Provision for Income Taxes	333		509		803		1,119

Net Income	159		723		869		1,610

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $96,000, or 2%, for the three months ended June 30, 2011 as compared to the same period in 2010.  The increase was primarily attributable to the following factor:

▪
The Company recognized an increase in its PERS service revenue of approximately $88,000 primarily from its long-term care programs and execution of a new agreement with a hospital organization.  By aligning itself with long-term care organizations in the interests of improving the business and operational efficiencies of such organizations, the Company experienced growth in the number of subscribers utilizing its PERS units under these programs.

▪
The Company recently entered into an agreement with a major multi-national conglomerate to provide the Company’s PERS product under a private label arrangement.  The Company is currently in the process of preparing for this endeavor which is anticipated to start generating revenue during fourth quarter of 2011.

TBCS

The increase in revenues of approximately $511,000, or 11%, for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to:

•
The Company recognized an increase in its non-traditional daytime service revenue of approximately $125,000 primarily due to hospital organizations expanding services with the Company.  The Company recently executed a contract with another hospital organization whereby services are expected to commence in the second half of 2011.  With this latest agreement and the continued expansion from existing hospitals, the Company anticipates that revenue growth from this offering will continue through the remainder of 2011.

•
The Company recognized an increase in revenue within its pharmaceutical support services of approximately $319,000 primarily as a result of a significant agreement being executed with a large pharmaceutical company in 2010.  Under this agreement, the Company has been awarded with new projects which have continued to provide revenue into the second quarter of 2011.  Revenue growth in this offering is anticipated to continue throughout the year of 2011 as additional new projects under this agreement are scheduled to begin in the second half of 2011.

•
The Company increased its revenue by approximately $202,000 as a result of the acquisition of a telephone answering service company in September 2010.  In 2011, the Company continues to consider acquisition opportunities that will benefit the Company.

These increases were partially offset by a decrease in revenue within the Company’s traditional after hours services of approximately $135,000 primarily due to customer attrition.  While the Company has been working on strategies to minimize this attrition, it is anticipated that some attrition will continue in this area as a result of current economic conditions and physicians now looking to bring these services in-house.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $22,000 for the three months ended June 30, 2011 as compared to the same period in 2010, an increase of 1%, primarily due to the following:

•	Payroll from service operations and telephone expense increased by approximately $37,000 primarily due to a corresponding increase in revenue.

•	Service fees with respect to the Company’s use of a third party’s telehealth software increased by approximately $37,000 due to an increase in the monthly fee effective in late 2010.

These increases were partially offset by a decrease in depreciation expense of approximately $49,000 primarily due to the Company purchasing its PERS devices at reduced prices through an alternative supplier in the past three years.

TBCS

Costs related to services increased by approximately $366,000 for the three months ended June 30, 2011 as compared to the same period in 2010, an increase of 15%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses associated with pharmaceutical support services and non-traditional daytime services of approximately $293,000 primarily due to a corresponding increase in revenue in these areas.  As the Company continues to grow in this area, it will continue to closely monitor the personnel requirements to perform these services efficiently.

▪
As a result of acquiring a telephone answering service company in September 2010, costs related services increased by approximately $97,000 from the operation of this newly acquired subsidiary.  These expenses primarily consisted of operators’ payroll and rent expense.

These increases were partially offset by a decrease in the payroll associated with the traditional after hours services of approximately $106,000 primarily due to a corresponding decrease in revenue in these areas.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $545,000 for the three months ended June 30, 2011 as compared to the same period in 2010, an increase of 14%.  The increase was primarily attributable to the following:

▪
Administrative payroll expense increased by approximately $99,000 primarily due to the Company hiring additional management and support level personnel to assist in expanding its business.  While the Company continues to grow, it will closely monitor the personnel requirements necessary to facilitate, manage and oversee this expansion effectively.

▪	Professional fees increased by approximately $331,000 in relation to certain business activities. These fees are also expected to be a factor in the third quarter of 2011.

▪	Travel and entertainment as well as consulting expense increased by approximately $107,000 primarily due to increased marketing and sales activities as well as expansion of business.

▪
Research and development expense increased by approximately $64,000 primarily due to research relating to the development of a home-based cellular PERS device. The Company anticipates it will continue to incur additional research and development costs as it continues to enhance to its PERS device.

▪
As a result of acquiring a telephone answering service company in September 2010, selling, general and administrative expenses increased by approximately $101,000 from the operation of this newly acquired subsidiary.  These expenses primarily consisted of administrative payroll and consulting expense.

These increases were partially offset by a decrease in amortization expense of approximately $117,000 due to certain intangible assets being fully amortized and a decrease in advertising expense of approximately $148,000.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the three months ended June 30, 2011 and 2010 of approximately $512,000 and $116,000, respectively, was related to the Company’s investment in Lifecomm in May 2010.  This equity loss represents the Company’s share of Lifecomm’s loss, which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  This equity loss, which is not related to the Company’s current business operations, is expected to continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended June 30, 2011 was approximately $492,000 as compared to $1,232,000 for the same period in 2010. The decrease of $740,000 for the three months ended June 30, 2011 primarily resulted from an increase in the Company's costs related to services and product sales, an increase in selling, general and administrative costs and an increase in equity in net loss which were partially offset by an increase in the Company’s revenue.

Provision for Income Taxes:

The Company’s provision for income taxes for the three months ended June 30, 2011 was approximately $333,000 as compared to $509,000 for the same period in 2010.  The estimated effective tax rate for the three months ended June 30, 2011 was approximately 68% as compared to 41% for the same period in 2010.  The increase in the Company’s estimated effective rate was due to the impact of certain non-deductible professional fees.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $195,000, or 2%, for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase was primarily attributable to the following factor:

▪
The Company recognized an increase in its PERS service revenue of approximately $180,000 primarily from its long-term care programs and execution of new agreements with hospital organizations.  By aligning itself with long-term care organizations in the interests of improving the business and operational efficiencies of such organizations, the Company experienced growth in the number of subscribers utilizing its PERS units under these programs.

▪
The Company recently entered into an agreement with a major multi-national conglomerate to provide the Company’s PERS product under a private label arrangement.  The Company is currently in the process of preparing for this endeavor which is anticipated to start generating revenue during fourth quarter of 2011.

TBCS

The increase in revenues of approximately $1,133,000, or 12%, for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to:

•
The Company recognized an increase in its non-traditional daytime service revenue of approximately $428,000 primarily due to hospital organizations expanding services with the Company.  The Company recently executed a contract with another hospital organization whereby services are expected to commence in the second half of 2011.  With this latest agreement and the continued expansion from existing hospitals, the Company anticipates that revenue growth from this offering will continue through the remainder of 2011.

•
The Company recognized an increase in revenue within its pharmaceutical support services of approximately $592,000 primarily as a result of a significant agreement being executed with a large pharmaceutical company in 2010.  Under this agreement, the Company has been awarded new projects which have continued to provide revenue into the second quarter of 2011.  Revenue growth in this offering is anticipated to continue throughout the year of 2011 as additional new projects under this agreement are scheduled to begin in the second half of 2011.

•
The Company increased its revenue by approximately $424,000 as a result of the acquisition of a telephone answering service company in September 2010.  In 2011, the Company continues to consider acquisition opportunities that will benefit the Company.

These increases were partially offset by a decrease in revenue within the Company’s traditional after hours services of approximately $311,000 primarily due to customer attrition.  While the Company has been working on strategies to minimize this attrition, it is anticipated that some attrition will continue in this area as a result of current economic conditions and physicians now looking to bring these services in-house.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold decreased by approximately $31,000 for the six months ended June 30, 2011 as compared to the same period in 2010, a decrease of 1%, primarily due to the following:

•
Depreciation expense decreased by approximately $99,000 primarily due to the Company purchasing its PERS devices at reduced prices through an alternative supplier in the past three years.  This decrease was partially offset by an increase in service fees with respect to the Company’s use of a third party’s telehealth software of approximately $62,000 due to an increase in the monthly fee effective in late 2010.

TBCS:

Costs related to services increased by approximately $757,000 for the six months ended June 30, 2011 as compared to the same period in 2010, an increase of 15%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses associated with pharmaceutical support service and non-traditional daytime services of approximately $656,000 primarily due to a corresponding increase in revenue in these areas.  As the Company continues to grow in this area, it will continue to closely monitor the personnel requirements to perform these services efficiently.

▪
The Company incurred costs of approximately $65,000 in the development and modification of certain project specific reports for pharmaceutical support service customers, whereby the projects commenced in late 2010 and during 2011.

▪
As a result of acquiring a telephone answering service company in September 2010, costs related services increased by approximately $196,000 from the operation of this newly acquired subsidiary.  These expenses primarily consisted of operators’ payroll and rent expense.

These increases were partially offset by a decrease in the payroll associated with the traditional after hours services of approximately $247,000 primarily due to a corresponding decrease in revenue in these areas.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $665,000 for the six months ended June 30, 2011 as compared to the same period in 2010, an increase of 9%.  The increase was primarily attributable to the following:

▪
Administrative payroll expense increased by approximately $224,000 primarily due to the Company hiring additional management and support level personnel to assist in expanding its business.  While the Company continues to grow, it will closely monitor the personnel requirements necessary to facilitate, manage and oversee this expansion effectively.

▪	Professional fees increased by approximately $351,000 in relation to certain business activities. These fees are also expected to be a factor in the third quarter of 2011.

▪	Travel and entertainment as well as consulting expense increased by approximately $132,000 primarily due to increased marketing and sales activities as well as expansion of business.

▪
Research and development expense increased by approximately $71,000 primarily due to research relating to the development of a home-based cellular PERS device. The Company anticipates it will continue to incur additional research and development costs as it continues to enhance to its PERS device.

▪
As a result of acquiring a telephone answering service company in September 2010, selling, general and administrative expenses increased by approximately $181,000 from the operation of this newly acquired subsidiary.  These expenses primarily consisted of administrative payroll and consulting expense.

These increases were partially offset by a decrease in amortization expense of approximately $204,000 due to certain intangible assets being fully amortized and a decrease in advertising expense of approximately $119,000.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the six months ended June 30, 2011 and 2010 of approximately $1,072,000 and $116,000, respectively, was related to the Company’s investment in Lifecomm in May 2010.  This equity loss represents the Company’s share of Lifecomm’s loss, which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  This equity loss, which is not related to the Company’s current business operations, is expected to continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the six months ended June 30, 2011 was approximately $1,672,000 as compared to $2,729,000 for the same period in 2010. The decrease of $1,057,000 for the six months ended June 30, 2011 primarily resulted from an increase in the Company's costs related to services and product sales, an increase in selling, general and administrative costs and an increase in equity in net loss which were partially offset by an increase in the Company’s revenue.

Provision for Income Taxes:

The Company’s provision for income taxes for the six months ended June 30, 2011 was approximately $803,000 as compared to $1,119,000 for the same period in 2010.  The estimated effective tax rate for the six months ended June 30, 2011 was approximately 48% as compared to 41% for the same period in 2010.  The increase in the Company’s estimated effective rate was due to the impact of certain non-deductible professional fees.

Liquidity and Capital Resources

The Company had a credit facility arrangement for $4,500,000 which included a revolving credit line which permitted borrowings of $1,500,000 (based on eligible receivables as defined in the credit agreement) and a $3,000,000 term loan payable.  The term loan was payable in equal monthly principal installments of $50,000, over five years, commencing January 2006.  This term loan was paid in full during the second quarter of 2010 without any prepayment charge.

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

As of June 30, 2011 and 2010, the Company was in compliance with its financial covenants in its credit agreement.

The following table is a summary of contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$1,700,000	$500,000	$1,200,000
Operating Leases (b)	$8,194,240	$1,526,163	$3,867,471	$2,130,935	$669,671
Purchase Commitments (c)	$1,767,720	$1,767,720
Interest Expense (d)	$120,745	$55,924	$64,821
Acquisition Related Commitment (e)	$122,725	$98,625	$24,100
Total Contractual Obligations	$12,655,430	$3,948,432	$5,906,392	$2,130,935	$669,671

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

The primary sources of liquidity are cash flows from operating activities.  Net cash provided by operating activities was approximately $4.2 million for the six months ended June 30, 2011, as compared to approximately $3.4 million for the same period in 2010.  During 2011, the cash provided by operating activities was primarily from net earnings of approximately $0.9 million, depreciation and amortization of approximately $1.5 million, equity in net loss from investment in limited liability company of approximately $1.1 million, and an increase in accounts receivable of approximately $0.5 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.  The net loss from investment in limited liability company represents the Company’s equity share of Lifecomm’s loss which consists of research and development cost as well as other selling, general and administrative expense incurred for the development of the next generation mobile PERS.  The decrease in accounts receivable was primarily as a result of certain significant projects which were billed in the last quarter of 2010 being collected in 2011.  During 2010, the cash provided by operating activities was primarily from net earnings of approximately $1.6 million and depreciation and amortization of approximately $1.8 million.

Net cash used in investing activities for the six months ended June 30, 2011 was approximately $0.6 million compared to $4.5 million for the same period in 2010.  The primary component of net cash used in investing activities in 2011 was capital expenditures of approximately $0.7 million.  The primary components of net cash used in investing activities in 2010 were the investment in a limited liability company of approximately $4.1 million for the development of the next generation mobile PERS system and capital expenditures of approximately $0.4 million.  Capital expenditures for both 2011 and 2010 primarily related to the continued production and purchase of the traditional PERS systems.

Cash flows used in financing activities for the six months ended June 30, 2011 were approximately $0.4 million compared to $0.3 million for the same period in 2010.  The primary component of cash flow used in financing activities in 2011 was the payment of long-term debt of approximately $0.4 million.  The primary components of cash flow used in financing activities in 2010 were the payment of long-term debt of approximately $1.3 million and the payment of a special dividend, which was declared on December 16, 2009, of approximately $1.0 million.  These financing cash outflows in 2010 were partially offset by the proceeds from long-term debt of $2.0 million which was obtained for the purpose of partially funding the investment in a limited liability company.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $1.75 – $2.25 million for the production and purchase of the traditional PERS systems, telehealth systems, Mobile PERS,  enhancements to its computer operating systems and build-out of its additional call center space.  Part of this amount is subject to fluctuations primarily based on customer demand.  The Company anticipates incurring approximately $0.1 - $0.2 million of costs primarily relating to research and development of its home-based cellular PERS and telehealth products.  The Company also plans to incur approximately $1.0 - $1.5 million of advertising expense for promotional campaigns related to its PERS system.  The Company is also considering acquisition initiatives which may require additional cash outlay.

As of June 30, 2011, the Company had approximately $7.2 million in cash and the Company’s working capital was approximately $12.5 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash flow needs for working capital and capital expenditures for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2013 that permits borrowings up to $2.5 million, of which $750,000 was outstanding at June 30, 2011.

Off-Balance Sheet Arrangements:

As of June 30, 2011, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources  that is material to investors.

Other Factors:

Lease Commitments

On January 14, 2002, the Company entered into an operating lease agreement for space in Long Island City, New York in order to consolidate its HCI TBCS and PERS ERC/ Customer Service facilities.  The centralization of the ERC, Customer Service and HLINK® OnCall operations has provided certain operating efficiencies and allowed for continued growth of the HLINK and PERS divisions.  The fifteen (15) year lease term commenced in April 2003.  The lease calls for minimum annual rentals of $307,900, subject to a 3% annual increase plus reimbursement for certain real estate taxes.

During 2005, the Company entered into two operating lease agreements for additional space at its Long Island City, New York location in order to consolidate its warehouse and distribution center and accounting department into this location.  The leases, which commenced in January 2006 and expire in March 2018, call for minimum annual rentals of $220,000 and $122,000, respectively, and are subject to increases in accordance with the term of the agreements.  The Company is also responsible for the reimbursement of certain real estate taxes.

In September 2009, the Company sublet a portion of its Long Island City, New York space under one of its operating leases which was entered into in 2005.  The space is being sublet to an independent third party and calls for minimum annual rentals of $125,000, subject to annual increases in accordance with the terms of the agreement.  The sublease expires in March 2018.

During 2010, the Company entered into an operating lease agreement for additional space at its Long Island City, New York location in order to provide space for the operation of its non traditional day-time services.  The lease, which commenced in January 2011 and expires in December 2015, calls for minimum annual rent of $65,000, subject to increases in accordance with the term of the agreement.  The Company is also responsible for the reimbursement of certain real estate taxes.

In June 2011, the Company entered into an operating lease agreement for additional space at its Long Island City, New York location in order to provide space primarily for the expansion of its non traditional day-time services and its pharmaceutical support services.  The lease will commence when the landlord’s build out is completed which is estimated to be in October 2011, and will expire after five years.  The lease calls for minimum annual rent of $215,375 and is subject to increases in accordance with the term of the agreement.  The Company is also responsible for the reimbursement of real estate taxes.

Investment in limited liability company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $150,336 in professional fees to acquire a minority interest (approximately 10%) in the new company, Lifecomm LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  As of June 30, 2011, the Company’s exposure to loss is limited to the recorded equity investment balance of $1,898,298 and its share ($200,000) of a stand-by equity commitment, if required.

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

Lifecomm is a development stage company that has yet to generate any revenue, and has generated a pre-tax net loss of $4,312,480 and $2,356,758 during the six and three months ended June 30, 2011 ($7,934,372 during the period from inception, May 12, 2010 to June 30, 2011).  Lifecomm will continue to generate losses until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.  There is no assurance that Lifecomm will complete, in a cost effective or timely manner, the development of the operating systems to specifications that will allow it to successfully generate revenue.

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

During the six and three months ended June 30, 2011, the Company recorded a pre-tax net loss of $1,071,912 and $512,030, respectively ($2,252,038 during the period from inception, May 12, 2010 to June 30, 2011) for its share of losses from the equity investment in Lifecomm.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

Reserves for Uncollectible Accounts Receivable

The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $453,800 as of June 30, 2011, which is equal to 6% of the total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $74,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $74,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $154,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $112,000 per annum.

Valuation of Goodwill
Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,842,352 at June 30, 2011 and December 31, 2010.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Investment in limited liability company

The Company owns a minority interest of approximately 10% and is not the primary beneficiary in an unconsolidated limited liability company.  The Company's investment in the unconsolidated limited liability company is recorded using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such limited liability company.  All income and loss are allocated to the limited liability company members in accordance with the terms of the limited liability company agreement.  An impairment charge is recognized for an investment accounted for under the equity method when an other than temporary decline in its carrying value has occurred.  As of June 30, 2011, the equity investment balance was $1,898,298 and the Company has not recorded any impairment charges on its equity investment in the limited liability company.

Accounting for Stock-Based Awards
Stock based compensation is recorded in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $116,000 and $160,000 for the six months ended June 30, 2011 and 2010, respectively.

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

In the ordinary course of its business, the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices.  At June 30, 2011, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 31, 2011 with the Securities and Exchange Commission and amended on April 6, 2011

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2011, we issued time vested restricted stock units representing the right to receive 46,500 shares of our common stock to two executive officers, as required under such executives’ existing employment agreements.  On June 30, 2011, we granted 2931 shares of restricted stock to two non-employee directors.  Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") for the foregoing grants is claimed under Section 4(2) of the Act, and Rule 506 promulgated thereunder.  The exemption was established by the representation of each recipient as to his status as an accredited investor by virtue of his position with the Company, and the acknowledgment by each recipient that the shares are “restricted securities” and that resale of the securities may not be made unless registered under the Act, or another exemption is available.  In addition, the securities will bear a legend indicating such restrictions on transferability. The foregoing issuances were compensatory in nature and were made without cost to the receipients.

Item 6.  Exhibits

No.	Description

10.1	Lease Modification II, dated June 24, 2011, to the Lease, dated as of January 4, 2002, between CityView Plaza, LLC and American Medical Alert Corp.

10.2	Restricted Stock Unit Award Agreement, dated June 23, 2011, between American Medical Alert Corp. and Jack Rhian.

10.3	Restricted Stock Unit Award Agreement, dated June 23, 2011, between American Medical Alert Corp. and Frederic Siegel.

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

AMERICAN MEDICAL ALERT CORP.

Dated: August 15, 2011	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

By:	/s/ Richard Rallo
Name: Richard Rallo
Title: Chief Financial Officer