Form 10-Q
period 2011-09-30
AMERICAN MEDICAL ALERT CORP
filed 2011-11-14
CIK 700721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,631,777 shares of $.01 par value common stock as of November 9, 2011.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
American Medical Alert Corp. and Subsidiaries
Long Island City, New York

We have reviewed the accompanying condensed consolidated balance sheet of American Medical Alert Corp. and Subsidiaries (the “Company”) as of September 30, 2011 and the related condensed consolidated statements of income (loss) for the nine-month and three-month periods ended September 30, 2011 and 2010 and cash flows for the nine-months ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

/s/ Margolin, Winer & Evens LLP

Margolin, Winer & Evens LLP
Garden City, New York

November 14, 2011

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	Dec. 31, 2010

ASSETS

CURRENT ASSETS
Cash	$7,329,277	$4,090,528
Accounts receivable
(net of allowance for doubtful accounts of $483,800 and $452,000)	8,276,818	7,497,367
Inventory, net of non-current portion	983,137	1,005,488
Prepaid income taxes	208,621	610,479
Prepaid expenses and other current assets	382,795	364,747
Deferred income tax asset	173,000	219,000

Total Current Assets	17,353,648	13,787,609

FIXED ASSETS
(Net of accumulated depreciation and amortization)	6,382,035	7,195,019

OTHER ASSETS
Intangible assets
(net of accumulated amortization of $7,258,278 and $6,864,657)	1,065,314	1,350,936
Goodwill	10,842,352	10,842,352
Investment in limited liability company	1,474,157	2,970,210
Other assets (including inventory of $481,135 and $407,615)	1,602,744	1,371,359
	14,984,567	16,534,857
TOTAL ASSETS	$38,720,250	$37,517,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$420,000	$660,000
Accounts payable	1,134,185	732,849
Accrued expense – acquisitions	95,214	105,807
Accrued expenses	2,240,216	2,013,152
Deferred revenue	312,183	231,825
Total Current Liabilities	4,201,798	3,743,633

DEFERRED INCOME TAX LIABILITY	1,182,000	1,228,000
LONG-TERM DEBT, Net of Current Portion	1,850,000	2,150,000
CUSTOMER DEPOSITS	87,574	101,499
ACCRUED RENTAL OBLIGATION	565,603	566,235
ACCRUED EXPENSE - ACQUISITION	0	72,300
TOTAL LIABILITIES	7,886,975	7,861,667

COMMITMENTS AND CONTINGENT LIABILITIES	0	0

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value – authorized, 1,000,000 shares; none issued and outstanding
Common stock, $.01 par value – authorized 20,000,000 shares; issued 9,675,478 shares in 2011 and 9,618,083 shares in 2010	96,755	96,181
Additional paid-in capital	16,958,016	16,606,018
Retained earnings	13,915,081	13,090,196
	30,969,852	29,792,395
Less treasury stock, at cost (48,573 shares in 2011 and 2010)	(136,577)	(136,577)
Total Shareholders’ Equity	30,833,275	29,655,818
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,720,250	$37,517,485

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues:
Services	$31,599,894	$29,070,455
Product sales	544,595	562,325
	32,144,489	29,632,780
Costs and Expenses (Income):
Costs related to services	14,739,347	13,342,562
Costs of products sold	259,097	260,253
Selling, general and administrative expenses	13,751,663	12,134,682
Interest expense	40,421	45,258
Equity in net loss from investment in limited liability company	1,496,053	507,512
Other income	(59,977)	(77,468)

Income before Provision for Income Taxes	1,917,885	3,419,981

Provision for Income Taxes	1,093,000	1,402,000

NET INCOME	$824,885	$2,017,981

Net income per share:
Basic	$.09	$.21
Diluted	$.08	$.21

Weighted average number of common shares outstanding:
Basic	9,586,143	9,544,931

Diluted	9,830,367	9,842,901

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues:
Services	$11,024,917	$9,805,692
Product sales	168,272	203,696
	11,193,189	10,009,388
Costs and Expenses (Income):
Costs related to services	5,149,730	4,464,062
Costs of products sold	76,353	92,423
Selling, general and administrative expenses	5,321,282	4,369,598
Interest expense	12,413	18,991
Equity in net loss from investment in limited liability company	424,141	391,385
Other income	(36,667)	(17,777)

Income before Provision for Income Taxes	245,937	690,706

Provision for Income Taxes	290,000	283,000

NET INCOME (LOSS)	$(44,063)	$407,706

Net income (loss) per share:
Basic	$(.00)	$.04
Diluted	$(.00)	$.04

Weighted average number of common shares outstanding
Basic	9,605,183	9,559,005

Diluted	9,605,183	9,858,343

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:

Net income	$824,885	$2,017,981

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,347,742	2,794,776
Stock compensation charge	146,972	197,990
Equity in net loss from investment in limited liability company	1,496,053	507,512
Decrease (increase) in:
Accounts receivable	(779,451)	(252,729)
Inventory	(51,169)	(277,384)
Prepaid income taxes	401,858	(163,777)
Prepaid expenses and other current assets	(18,048)	(104,251)
Increase (decrease) in:
Accounts payable, accrued expenses and other	613,844	516,657
Deferred revenue	80,358	38,385

Net Cash Provided by Operating Activities	5,063,044	5,275,160

Cash Flows From Investing Activities:
Expenditures for fixed assets	(1,245,651)	(913,151)
Purchase of Alpha Message Center, Inc.	0	(577,977)
Purchase – account acquisition	(108,000)	0
Payment of Investment in limited liability company	0	(4,150,336)
Decrease (increase) in other assets	(53,351)	4,798

Net Cash Used In Investing Activities	(1,407,002)	(5,636,666)

Cash Flows From Financing Activities:
Proceeds from long-term debt	0	2,000,000
Repayment of long-term debt	(540,000)	(1,506,666)
Payment of accrued expense - acquisitions	(82,893)	(73,346)
Proceeds upon exercise of stock options	205,600	47,394
Payment of loan financing costs	0	(4,370)
Dividends paid	0	(1,901,879)

Net Cash Used In Financing Activities	(417,293)	(1,438,867)

See accompanying notes to condensed financial statements.

AMERICAN MEDICAL ALERT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Net Increase (Decrease) in Cash	$3,238,749	$(1,800,373)

Cash, Beginning of Period	4,090,528	5,498,448

Cash, End of Period	$7,329,277	$3,698,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR INTEREST	$43,089	$42,699

CASH PAID DURING THE PERIOD FOR INCOME TAXES	$705,963	$1,551,769

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued expense – acquisitions / additional goodwill
- American Mediconnect Inc.	$0	$38,298
- Alpha Message Center, Inc.	$0	$200,000

Other assets, deposits on equipment transferred to fixed asset	$0	$21,875

Other assets, deposits on product transferred to inventory	$0	$105,476

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the nine and three months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.

The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2010 financial statements.

The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company granted options to purchase 10,000 shares of common stock during the nine months ended September 30, 2011.  No options were granted during the nine months ended September 30, 2010.

The following tables summarize stock option activity for the nine months ended September 30, 2011 and 2010.

2011
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	718,343	$3.85
Granted	10,000	5.85
Exercised	(40,000)	5.14
Expired/Forfeited	(25,650)	6.86

Balance at September 30	662,693	$3.69	1.32	$3,117,657

Vested and exercisable	644,419	$3.62	1.27	$3,071,789

2010
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	894,785	$4.29
Granted	-	-
Exercised	(11,513)	4.12
Expired/Forfeited	(30,000)	6.49

Balance at September 30	853,272	$4.22	1.82	$1,669,401

Vested and exercisable	825,572	$4.16	1.74	$1,662,347

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and September 30, 2010 were $10,400 and $29,074, respectively.  There were 18,274 and 27,700 nonvested stock options outstanding as of September 30, 2011 and 2010, respectively.  See Note 14 regarding the vesting of these options in connection with the merger agreement.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income (loss).

	Three Months	Three Months
	Ended September 30,	Ended September 30
	2011	2010
Stock options	$7,310	$8,000
Stock grants – other	-	64,663
Service based awards	23,598	32,037
Performance based awards	-	(67,129)
Tax benefit	(28,016)	(15,393)
Stock-based compensation expense, net of tax	$2,892	$22,178

	Nine Months	Nine Months
	Ended September 30,	Ended September 30
	2011	2010
Stock options	$43,411	$8,000
Stock grants – other	32,765	86,422
Service based awards	70,796	96,109
Performance based awards	-	7,459
Tax benefit	(83,759)	(81,165)
Stock-based compensation expense, net of tax	$63,213	$116,825

Stock Grants - Other

The non-employee members of the Board of Directors have an option to elect at the beginning of each calendar year to receive either shares of common stock or cash at the end of each quarter as compensation for services provided as members of the Board of Directors and other committees.  Share grants issued vest immediately, but are subject to a one-year restriction on transfer.  In accordance with the merger agreement executed in September 2011 (see Note 14), after June 30, 2011, the non-employee members of the Board of Directors no longer have an option to receive stock as compensation for services.

Service Based Awards

In January 2006, May 2007, January 2009 and December 2010 the Company granted 50,000, 22,000, 12,000 (net of 9,500 shares waived by an executive) and 46,500 restricted shares, respectively, to certain executives in respect of services rendered but at no monetary cost.  These shares vest over periods ranging from 2 to 5 years, on December 31 of each year.  The Company records the compensation expense on a straight-line basis over the vesting period.  Fair value for restricted stock awards is based on the Company's closing common stock price on the date of grant. There were 84,000 shares and 63,000 shares vested as of September 30, 2011 and 2010, respectively.  The aggregate grant date fair value of restricted stock grants was $830,845.  The vesting period of the January 2006 and May 2007 grants expired on December 31, 2010.  As of September 30, 2011 and 2010, the Company had approximately $212,000 and $34,000, respectively, of total unrecognized compensation costs related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.25 years.  See Note 14 regarding the vesting of these restricted stock units in connection with the merger agreement.

Performance Based Awards

In January 2006 and May 2007, respectively, the Company granted share awards for up to 90,000 shares (up to 18,000 shares per year through December 31, 2010) and 46,000 shares (up to 11,500 shares per year through December 31, 2010) to certain executives.  Vesting of such shares was contingent upon the Company achieving certain specified consolidated gross revenue and Earnings before Interest and Taxes (“EBIT”) objectives in each of the fiscal years ending December 31, 2006 through December 31, 2010.  The fair value of the performance shares (aggregate value of $909,400) was based on the closing trade value of the Company’s stock on the date of grant and assumed that performance goals would be achieved.  The fair value of the shares was expensed over the performance period for those shares that were expected to ultimately vest.  If such objectives were not met, no compensation cost was recognized and any recognized compensation cost was reversed.  All performance based awards were either earned or forfeited as of December 31, 2010.  During 2011, there were no performance shares vesting and there were no unrecognized compensation costs related to performance share awards.  As of September 30, 2010, 57,250 shares were vested and there was approximately $37,000 of total unrecognized compensation costs related to nonvested share awards.

5.	Earnings Per Share:

Earnings per share data for the nine and three months ended September 30, 2011 and 2010 is presented in conformity with ASC Topic 250, Earnings Per Share.

The following table is a reconciliation of the numerators and denominators in computing earnings per share:

	Income (Loss)	Shares	Per-Share
Nine Months Ended September 30, 2011	(Numerator)	(Denominator)	Amounts

Basic EPS - Income available to common stockholders	$824,885	9,586,143	$.09
Effect of dilutive securities -
Options and warrants	-	244,224
Diluted EPS - Income available to common stockholders and assumed conversions	$824,885	9,830,367	$.08

Three Months Ended September 30, 2011

Basic EPS -Income available /(loss) attributable to common stockholders	$(44,063)	9,605,183	$(.00)
Effect of dilutive securities -
Options and warrants	-	-
Diluted EPS - Income available to common stockholders and assumed conversions	$(44,063)	9,605,183	$(.00)

Nine Months Ended September 30, 2010

Basic EPS - Income available to common stockholders	$2,017,981	9,544,931	$.21
Effect of dilutive securities -
Options and warrants	-	297,970
Diluted EPS - Income available to common stockholders and assumed conversions	$2,017,981	9,842,901	$.21

Three Months Ended September 30, 2010

Basic EPS -Income available to common stockholders	$407,706	9,559,005	$.04
Effect of dilutive securities -
Options and warrants	-	299,338
Diluted EPS - Income available to common stockholders and assumed conversions	$407,706	9,858,343	$.04

6.	Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Company’s TBCS segment, for the nine months ended September 30, 2011 and 2010 are as follows:

Nine Months Ended September 30, 2011

Balance as of January 1, 2011	$10,842,352
Additional Goodwill	-

Balance as of September 30, 2011	$10,842,352

Nine Months Ended September 30, 2010

Balance as of January 1, 2010	$10,255,983
Additional Goodwill	486,510

Balance as of September 30, 2010	$10,742,493

The addition to goodwill during the nine months ended September 30, 2010 consists of $448,212 which relates to the acquisition of Alpha Message Center, Inc. in September 2010 and $38,298 which relates to the additional purchase price of American Mediconnect, Inc. based on the cash receipts from the clinical trials portion of the business.

7.	Acquisition:

On September 29, 2010, the Company acquired substantially all of the assets of Alpha Message Center, Inc. (“Alpha”), a New Jersey based company that provides telephone after-hours answering and pager services.  The purchase price of this acquisition consisted of an initial cash payment of $577,977 and an accrual of $200,000, which represented the estimated fair value (derived using significant unobservable inputs categorized within Level 3 of the fair value hierarchy) of the contingent consideration expected to be paid through September 2012.  The contingent consideration is based on the acquisition agreement that calls for the Company to pay the former owner of Alpha fourteen percent (14%) of the cash expected to be collected by the Company, excluding sales taxes, from certain revenue generated by Alpha through September 2012.  The Company estimated the future contingent consideration expected to be paid based upon Alpha’s historic revenue data.  As of September 30, 2011, $104,786 has been paid to the former owner based on cash receipts.  The Company also incurred finder and professional fees of approximately $57,000, which were included in selling, general and administrative expenses for the nine months ended September 30, 2010.  The results of operations of Alpha are included in the Telephone Based Communications Services (“TBCS”) segment as of the date of acquisition.

The following table summarizes the adjusted estimated fair values of the assets acquired at the date of acquisition.

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

The results of operations for Alpha are included in the condensed consolidated statements of income (loss) for the nine and three months ended September 30, 2011.  On a pro forma basis, had the Alpha acquisition taken place as of the beginning of 2010, the Company’s results of operations for the nine and three months ended September 30, 2010 would not have been materially affected.

8.	Investment in Limited Liability Company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $150,336 in professional fees to acquire a minority interest (approximately 10%) in the new company, Lifecomm, LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  As of September 30, 2011, the Company’s exposure to loss is limited to the recorded equity investment balance of $1,474,157 and its share ($200,000) of a stand-by equity commitment, if required.

Hughes Telematics, Inc. (“HTI”), parent of Lifecomm and the party who has a controlling financial interest in Lifecomm, has determined that Lifecomm is a variable interest entity and that HTI is the primary beneficiary.

Lifecomm is a development stage company that has yet to generate any revenue, and has generated a pre-tax net loss of $6,595,242 and $2,282,762 during the nine and three months ended September 30, 2011 ($10,217,134 during the period from inception, May 12, 2010 to September 30, 2011).  Lifecomm will continue to generate losses until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

During the nine and three months ended September 30, 2011, the Company recorded a pre-tax net loss of $1,496,053 and $424,141, respectively ($2,676,179 during the period from inception, May 12, 2010 to September 30, 2011) for its share of losses from the equity investment in Lifecomm.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

As of September 30, 2011, June 30, 2011 and March 31, 2011, the Company was in compliance with its financial covenants in its loan agreement.  As of September 30, 2010, June 30, 2010 and March 31, 2010, the Company was in compliance with its financial covenants in its loan agreement.

10.	Provision for Income Taxes:

The Company records its tax provision (or benefit) on an interim basis using an estimated annual effective tax rate.  For the nine and three months ended September 30, 2011 the Company increased the estimated effective tax rate to reflect the impact of certain non-deductible expenses incurred in connection with the merger agreement described in Note 14.

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

The Company has two reportable segments, (i) Health and Safety Monitoring Systems (“HSMS”) and (ii) Telephone Based Communication Services (“TBCS”).

The table below provides a reconciliation of segment information to total consolidated information for the nine and three months ended September 30, 2011 and 2010:

2011

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2011
Revenue	$15,756,852	$16,387,637	$32,144,489
Income (loss) before provision for income taxes*	(24,153)	1,942,038	1,917,885
Total assets	16,886,040	21,834,210	38,720,250

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2011
Revenue	$5,327,687	$5,865,502	$11,193,189
Income (loss) before provision for income taxes*	(574,374)	820,311	245,937

2010

	HSMS	TBCS	Consolidated
Nine Months Ended September 30, 2010
Revenue	$15,412,503	$14,220,277	$29,632,780
Income before provision for income taxes*	2,148,705	1,271,276	3,419,981
Total assets	17,823,172	19,409,266	37,232,438

	HSMS	TBCS	Consolidated
Three Months Ended September 30, 2010
Revenue	$5,178,607	$4,830,781	$10,009,388
Income before provision for income taxes*	242,563	448,143	690,706

* Income before provision for income taxes within the HSMS segment includes the Company’s share of equity in net loss from its investment in limited liability company and merger-related expenses as follows:

Equity in net loss from investment in limited liability company	September 30, 2011	September 30, 2010
Nine Months Ended	$1,496,053	$507,512
Three Months Ended	$424,141	$391,385

Merger-related expense	September 30, 2011	September 30, 2010
Nine Months Ended	$980,000	-
Three Months Ended	$625,950	-

13.	Commitments and Contingencies:

The Company is aware of various threatened or pending litigation claims against the Company relating to its products and services and other claims arising in the ordinary course of its business.  At September 30, 2011 and 2010, no material liabilities have been recorded in the accompanying financial statements.  The Company has given its insurance carrier notice of such claims and it believes there is sufficient insurance coverage to cover any such claims.   In any event, the Company believes the disposition of these matters will not have a material adverse effect on the results of operations and financial condition of the Company.

In connection with the merger agreement described in Note 14, the Company is aware of three, as of now, uncertified class action lawsuits that have been filed against the Company and its Board of Directors.  The Company has given its insurance carrier notice of such claims, counsel has been retained to defend the lawsuits, and the Company believes that there is sufficient insurance coverage to pay any damages awarded as a result of the asserted claims.  At this time, it cannot be determined if the Company will be deemed liable for any damages as a result of the lawsuits.  However, the Company believes that the claims in the lawsuits have no merit.

14.	Merger Agreement with Tunstall:

On September 22, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tunstall Healthcare Group Limited (“Tunstall”), and Monitor Acquisition Corp., an indirect wholly owned subsidiary of Tunstall (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Tunstall (the “Merger”).

On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Common Stock”), issued and outstanding immediately prior to the Effective Time (other than treasury shares of the Company and any shares of the Company’s Common Stock owned by Tunstall, Merger Sub or any wholly owned subsidiary of the Company) will be converted into the right to receive (i) an amount in cash, without interest, equal to $8.55, less the amount of any required withholding tax, and (ii) one contingent payment right (a “CPR”) issued by Tunstall subject to and in accordance with the CPR Agreement, which provides for payments under certain circumstances relating to the Company’s investment in Lifecomm.

All outstanding stock options (“Options”) and restricted stock units (“RSUs”) of the Company will be canceled at the Effective Time.  Holders of Options, whether vested or unvested, with an exercise price below the Cash Consideration will receive, for each share of the Company’s Common Stock subject to such Option: (i) a cash payment equal to the difference between the Cash Consideration and the exercise price of the Option, less the amount of any required withholding tax, and (ii) one CPR.  Holders of Options with an exercise price at or above the Cash Consideration, if any, will not receive any consideration in the Merger.

Holders of RSUs, whether vested or unvested, will receive, for each share of the Company’s Common Stock subject to such RSU: (i) a cash payment equal to the Cash Consideration less the amount of any required withholding tax, and (ii) one CPR.

Outstanding shares of restricted stock for which restrictions have not otherwise lapsed or expired and are outstanding will have their associated restrictions accelerate and expire immediately prior to the Effective Time.  Holders of shares of restricted stock will receive, for each such share: (i) a cash payment equal to the Cash Consideration less the amount of any required withholding tax, and (ii) one CPR.

All outstanding warrants will be redeemed at the Black-Scholes Value (as defined in the Merger Agreement) of such warrant at the Effective Time.

The Company and Tunstall’s respective obligations to complete the Merger are subject to customary closing conditions, including (i) the approval of the Merger by the holders of at least two-thirds of the outstanding shares of the Company’s Common Stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and (iii) the absence of any legal prohibition on completion of the Merger or the other transactions contemplated by the Merger Agreement.  Completion of the Merger is not subject to any financing contingency.

The Merger Agreement also provides for certain other termination rights for both Tunstall and the Company. The Company may be required to pay Tunstall a termination fee of $3,500,000 upon termination of the Merger Agreement under specified circumstances.  In addition, in the event that the Merger Agreement is terminated by either the Company or Tunstall following a failure to obtain approval of the Company’s shareholders of the Merger, the Company is required to pay Tunstall’s costs and expenses in an amount not to exceed $500,000, which amount will be offset against the amount of any termination fee paid thereafter.

During the nine months and three months ended September 30, 2011, the Company recorded approximately $980,000 and $716,000, respectively, of merger-related costs that were included in the selling, general and administrative expenses of the Company’s condensed consolidated statement of income (loss).

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this report and our audited consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

Statements contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, statements contained herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. These include uncertainties relating to the completion of the Company’s proposed acquisition by Tunstall, investment in the Lifecomm joint venture, successful implementation of our acquisition strategy, risk of loss of key government customers, government regulation, new product initiatives and product liability risks   Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company’s Annual Report on Form 10-K, this Quarterly Report on Form 10-Q (see Part II, Other Information, Item 1A, Risk Factors” and other public filings.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On September 22, 2011, AMAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tunstall Healthcare Group Limited (“Tunstall’), and Monitor Acquisition Corp., an indirect wholly owned subsidiary of Tunstall (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Tunstall (the “Merger”).  Under the terms of the agreement, each share of our common stock will be converted into the right to receive a cash payment of $8.55.  Each share will also receive one Contingent Payment Right (CPR) which provides for payments under certain circumstances relating to the Company’s investment in Lifecomm.

The transaction has been approved by our Board of Directors and is subject to customary closing conditions, including the approval of the acquisition by our shareholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”).  The Company received confirmation of early termination of the initial waiting period under the HSR Act effective as of October 28, 2011.

In connection with the transaction, the Company filed with the SEC a preliminary proxy statement on November 2, 2011 and other documents, and intends to file other relevant materials with the SEC concerning the proposed Merger, including a definitive proxy statement.  The Company’s shareholders are advised to read the definitive proxy statement when it becomes available because it will contain important information regarding the Company and the Merger.  Shareholders may obtain a free copy of the definitive proxy statement (when it becomes available) and other relevant documents filed by the Company with the SEC at the SEC’s website at http://www.sec.gov.  In addition, shareholders may obtain free copies of the documents filed with the SEC relating to the transaction by directing a written request to: American Medical Alert Corp., 36-36 33rd Street, Suite 103, Long Island City, NY 11106, Attention: Corporate Secretary or from the Company’s website: http://amac.com.

The Company is working toward completing the Merger as quickly as possible.  The Merger could be completed as early as the fourth quarter of 2011.  However, we cannot assure you when or if the Merger will occur.

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

Operating Segments

For the nine months ended September 30, 2011, HSMS accounted for 48% of the Company’s revenue and TBCS accounted for 52% of the Company’s revenue.  The Company believes that the overall mix of cash flow generating businesses from HSMS and TBCS, combined with its emphasis on developing products and services to support demand from customers and the emerging, home-based monitoring market, provides the correct blend of stability and growth opportunity. The Company believes this strategy will enable it to maintain and increase its role as a national healthcare communications provider.  Based on the Company’s growth strategy and the complementary nature of if its operating divisions, management believes the Company’s outlook is very positive.

Components of Statements of Income by Operating Segment
The following table shows the components of the Statement of Income for the nine and three months ended September 30, 2011 and 2010.

In thousands (000’s)	Three Months Ended September 30,				Nine Months Ended September 30,

	2011	%	2010	%	2011	%	2010	%
Revenues
HSMS	5,328	48%	5,178	52%	15,757	49%	15,413	52%
TBCS	5,865	52%	4,831	48%	16,387	51%	14,220	48%

Total Revenues	11,193	100%	10,009	100%	32,144	100%	29,633	100%

Cost of Services and Goods Sold
HSMS	2,096	39%	1,969	38%	6,132	39%	6,037	39%
TBCS	3,130	53%	2,587	54%	8,866	54%	7,566	53%

Total Cost of Services and Goods Sold	5,226	47%	4,556	46%	14,998	47%	13,603	46%

Gross Profit
HSMS	3,232	61%	3,209	62%	9,625	61%	9,376	61%
TBCS	2,735	47%	2,244	46%	7,521	46%	6,654	47%

Total Gross Profit	5,967	53%	5,453	54%	17,146	53%	16,030	54%

Selling, General & Administrative	5,321	48%	4,370	44%	13,752	43%	12,135	41%
Interest Expense	12	-%	19	-%	40	-%	45	-%
Equity in net loss from investment in limited liability company	424	4%	391	4%	1,496	5%	507	2%
Other Income	(36)	-%	(18)	-%	(60)	-%	(77)	-%

Income before Income Taxes	246	2%	691	7%	1,918	6%	3,420	12%

Provision for Income Taxes	290		283		1,093		1,402

Net Income (Loss)	(44)		408		825		2,018

Results of Operations:

The Company has two distinct operating business segments, which are HSMS and TBCS.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $150,000, or 3%, for the three months ended September 30, 2011 as compared to the same period in 2010.  The increase was primarily attributable to the following:

▪
The Company recognized an increase in its PERS service revenue of approximately $70,000 from its long-term and managed long-term care programs.  By aligning the Company with long-term care organizations in the interests of improving the business and operational efficiencies of such organizations, the Company experienced growth in the number of subscribers utilizing its PERS units under these programs.

▪
The Company recognized an increase in its PERS service revenue of approximately $75,000 from execution and commencement of a new agreement with a hospital organization.  The Company has focused part of its strategy to pursue hospital organizations in the utilization of PERS.  The Company is currently working with other hospital organizations and anticipates that it will enter into additional agreements in the fourth quarter of 2011 and early 2012.

The Company recently entered into an agreement with a major multi-national conglomerate to provide the Company’s PERS product under a private label arrangement.  The Company is currently in the process of preparing for this endeavor which is anticipated to start generating revenue in early 2012.

TBCS

The increase in revenues of approximately $1,034,000, or 21%, for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to:

•
The Company recognized an increase in revenue within its pharmaceutical support services of approximately $858,000 primarily as a result of the execution of a significant agreement with a large pharmaceutical company whereby service commenced during the second half of 2010.  Under this agreement, the Company has been awarded multiple new projects that have continued to provide additional revenue throughout 2011.  Revenue growth in this offering is anticipated to continue for the remainder of 2011 and into 2012.

•
The Company recognized an increase in its non-traditional daytime service revenue of approximately $240,000 primarily due to existing hospital organizations expanding services with the Company as well as entering into a contract with a new hospital organization whereby services commenced during third quarter of 2011.  With this latest agreement and the continued expansion from existing hospitals, the Company anticipates that revenue growth from this offering will continue through the remainder of 2011 and into 2012.

•	The Company increased its revenue by approximately $206,000 as a result of the acquisition of a telephone answering service company in late September 2010.

These increases were partially offset by a decrease in revenue within the Company’s traditional after hours services of approximately $269,000 primarily due to customer attrition.  While the Company has been working on strategies to minimize this attrition, it is anticipated that some attrition will continue in this area as a result of current economic conditions and physicians looking to bring these services in-house.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $127,000 for the three months ended September 30, 2011 as compared to the same period in 2010, an increase of 6%, primarily due to the following:

•
Payroll and related expense in association with the information technology personnel increased by approximately $55,000 primarily due to programming and modification of systems for the Company’s clients and its internal service-related software.

•
Service fees incurred in connection with the Company’s use of a third party’s telehealth software increased by approximately $42,000 due to an increase in the monthly fee paid by the Company under such arrangement effective in late 2010.

•	The Company realized an increase of approximately $42,000 in costs primarily related to testing, repairs and upgrades associated with the Company’s PERS devices and its associated components.

These increases were partially offset by a decrease in depreciation expense of approximately $52,000 primarily due to the Company purchasing its PERS devices at reduced prices through an alternative supplier during the past three years.

TBCS

Costs related to services increased by approximately $543,000 for the three months ended September 30, 2011 as compared to the same period in 2010, an increase of 21%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses associated with pharmaceutical support services and non-traditional daytime services of approximately $737,000 primarily due to increased business in these areas as well as preparation, including training and programming, for new clients and new projects that required additional personnel.  As the Company continues to grow in these areas, it will continue to evaluate the personnel requirements to perform these services efficiently.

▪
Costs related to services increased by approximately $112,000 from the operation of a new telephone answering service company acquired in late September 2010.  These expenses primarily consisted of operators’ payroll, communication and rent expense.

These increases were partially offset by a decrease in the payroll associated with the traditional after hours services of approximately $324,000 primarily due to a corresponding decrease in revenue in these areas as well as the Company implementing certain cost efficient strategies.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $951,000 for the three months ended September 30, 2011 as compared to the same period in 2010, an increase of 22%.  The increase was primarily attributable to the following:

▪
Professional fees increased by approximately $785,000 primarily as a result of various corporate matters as well as the negotiation and execution of a Merger Agreement under which Tunstall proposes to acquire the Company.  The Company incurred $626,000 of legal and other professional fees relating to the Merger Agreement for the three months ended September 30, 2011.  The Company also anticipates that it will incur additional fees in the fourth quarter of 2011 with respect to the Merger Agreement.

▪
Administrative payroll and associated expense as well as recruiting fees increased by approximately $138,000 primarily due to the hiring of additional training, managerial and support personnel to assist in expanding its business.  While the Company continues to grow, it will closely monitor the personnel requirements necessary to facilitate, manage and oversee this expansion effectively.

▪
Payroll and related expense for sales and marketing increased by approximately $96,000 primarily due to the Company hiring addition personnel to strengthen its sales and marketing effort within HSMS and TBCS segments.  Various sales personnel also earned additional commissions as a result of generating additional revenue.

▪	Travel and entertainment as well as marketing expenses increased by approximately $119,000 primarily due to increased sales and marketing activities as well as the expansion of business..

▪
As a result of acquiring a telephone answering service company in late September 2010, selling, general and administrative expenses increased by approximately $99,000 from the operation of this acquired subsidiary.  These expenses primarily consisted of administrative payroll and consulting expense.

These increases were partially offset by a decrease in amortization expense of approximately $93,000 due to certain intangible assets being fully amortized and a decrease in advertising expense of approximately $346,000. The Company does not anticipate any significant advertising expense in the fourth quarter of 2011, therefore, the decrease in advertising expense is expected to continue in the remainder of 2011.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the three months ended September 30, 2011 and 2010 of approximately $424,000 and $391,000, respectively, was related to the Company’s investment in Lifecomm in May 2010.  This equity loss represents the Company’s share of Lifecomm’s loss, which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  This equity loss, which is not related to the Company’s current business operations, is expected to continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the three months ended September 30, 2011 was approximately $246,000 as compared to $691,000 for the same period in 2010. The decrease of $445,000 for the three months ended September 30, 2011 primarily resulted from an increase in the Company's costs related to services and product sales and an increase in selling, general and administrative costs, which were partially offset by an increase in the Company’s revenue.

Provision for Income Taxes:

The Company’s provision for income taxes for the three months ended September 30, 2011 was approximately $290,000 as compared to $283,000 for the same period in 2010.  The estimated effective tax rate for the three months ended September 30, 2011 was approximately 118% as compared to 41% for the same period in 2010.  The increase in the Company’s estimated effective rate was due to the impact of certain non-deductible expenses incurred in connection with the Merger Agreement under which Tunstall proposes to acquire the Company.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues:

HSMS

Revenues, which consist primarily of monthly rental revenues, increased approximately $344,000, or 2%, for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase was primarily attributable to the following:

▪
The Company recognized an increase in its PERS service revenue of approximately $185,000 from its long-term and managed long-term care programs.  By aligning the Company with long-term care organizations in the interests of improving the business and operational efficiencies of such organizations, the Company experienced growth in the number of subscribers utilizing its PERS units under these programs.

▪
The Company recognized an increase in its PERS service revenue of approximately $140,000 from execution and commencement of new agreements with hospital organizations.  The Company has focused part of its strategy to pursue hospital organizations in the utilization of PERS.  The Company is currently working with other hospital organizations and anticipates that it will enter into additional agreements in the fourth quarter of 2011 and early 2012.

▪
The Company realized an increase in its PERS service revenue of approximately $62,000 from one of the largest national home care companies whereby the Company entered an agreement with in late 2010.  The Company will generate additional revenue from this agreement, as it will provide services to more end users through additional care centers under this national home care company that has several hundreds of care centers throughout the country.

These increases were partially offset by a decrease of service revenue from the Company’s telehealth business of approximately $52,000.  The Company believes that the decrease in this area has been stabilized.

In addition, the Company recently entered into an agreement with a major multi-national conglomerate to provide the Company’s PERS product under a private label arrangement.  The Company is currently in the process of preparing for this endeavor which is anticipated to start generating revenue in early 2012.

TBCS

The increase in revenues of approximately $2,167,000, or 15%, for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to:

•
The Company recognized an increase in revenue within its pharmaceutical support services of approximately $1,450,000 primarily as a result of the execution of a significant agreement with a large pharmaceutical company whereby service commenced during the second half of 2010.  Under this agreement, the Company has been awarded with multiple new projects that have continued to provide additional revenue throughout 2011.  Revenue growth in this offering is anticipated to continue in the remainder of 2011 and into 2012 as additional revenue will be generated from these new projects.

•
The Company recognized an increase in its non-traditional daytime service revenue of approximately $668,000 primarily due to existing hospital organizations expanding services with the Company as well as a contract with a new hospital organization being executed whereby services commenced during third quarter of 2011.  With this latest agreement and the continued expansion from existing hospitals, the Company anticipates that revenue growth from this offering will continue through the remainder of 2011 and into 2012.

•	The Company increased its revenue by approximately $630,000 as a result of the acquisition of a telephone answering service company in late September 2010.

These increases were partially offset by a decrease in revenue within the Company’s traditional after hours services of approximately $580,000 primarily due to customer attrition.  While the Company has been working on strategies to minimize this attrition, it is anticipated that some attrition will continue in this area as a result of current economic conditions and physicians looking to bring these services in-house.

Costs Related to Services and Goods Sold:

HSMS

Costs related to services and goods sold increased by approximately $95,000 for the nine months ended September 30, 2011 as compared to the same period in 2010, an increase of 2%, primarily due to the following:

•
Payroll and related expense in association with the information technology personnel increased by approximately $106,000 primarily due to programming and modification of systems for the Company’s clients and its internal service-related software.

•
Service fees incurred in connection with the Company’s use of a third party’s telehealth software increased by approximately $104,000 due to an increase in the monthly fee paid by the Company under such arrangement effective in late 2010.

These increases were partially offset by a decrease in depreciation expense of approximately $151,000 primarily due to the Company purchasing its PERS devices at reduced prices through an alternative supplier during the past three years

TBCS:

Costs related to services increased by approximately $1,300,000 for the nine months ended September 30, 2011 as compared to the same period in 2010, an increase of 17%, primarily due to the following:

▪
The Company recognized an increase in payroll and related expenses associated with pharmaceutical support service and non-traditional daytime services of approximately $1,529,000 primarily due to increased business in these areas as well as preparation including training and programming for new clients and new projects that required additional personnel.  As the Company continues to grow in this area, it will continue to evaluate the personnel requirements to perform these services efficiently.

▪
Costs related to services increased by approximately $308,000 from the operation of a telephone answering service company acquired in late September 2010.  These expenses primarily consisted of operators’ payroll and rent expense.

These increases were partially offset by a decrease in the payroll associated with the traditional after hours services of approximately $685,000 primarily due to a corresponding decrease in revenue in these areas as well as the Company implementing certain cost efficient strategies.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by approximately $1,617,000 for the nine months ended September 30, 2011 as compared to the same period in 2010, an increase of 13%.  The increase was primarily attributable to the following:

▪
Professional fees increased by approximately $1,136,000 primarily due to various corporate matters as well as the execution of a Merger Agreement under which Tunstall proposes to acquire the Company.  The Company incurred $930,000 of legal and other professional fees specifically relating to the Merger Agreement for the nine months ended September 30, 2011.  The Company also anticipates that it will incur additional fees in the fourth quarter of 2011 with respect to the Merger Agreement.

▪
Administrative payroll and associated expense as well as recruiting fees increased by approximately $380,000 primarily due to hiring by the Company of additional training, managerial and support personnel to assist in expanding its business.  While the Company continues to grow, it will closely monitor the personnel requirements necessary to facilitate, manage and oversee this expansion effectively.

▪
Payroll and related expense for sales and marketing increased by approximately $146,000 primarily due to the Company hiring addition marketing personnel to strengthen its sales and marketing effort within HSMS and TBCS segments.  Various sales personnel also earned additional commissions as a result of generating additional revenue.

▪	Travel and entertainment as well as marketing expenses increased by approximately $240,000 primarily due to increased sales and marketing activities as well as the expansion of business.

▪
As a result of acquiring a telephone answering service company in late September 2010, selling, general and administrative expenses increased by approximately $280,000 from the operation of this acquired subsidiary.  These expenses primarily consisted of administrative payroll and consulting expense.

These increases were partially offset by a decrease in amortization expense of approximately $297,000 due to certain intangible assets being fully amortized and a decrease in advertising expense of approximately $465,000. The Company does not anticipate any significant advertising expense in the fourth quarter of 2011, therefore, the decrease in advertising expense is expected to continue in the remainder of 2011.

Equity in Net Loss from Investment in Limited Liability Company:

Equity in net loss from investment in limited liability company for the nine months ended September 30, 2011 and 2010 of approximately $1,496,000 and $507,000, respectively, was related to the Company’s investment in Lifecomm in May 2010.  This equity loss represents the Company’s share of Lifecomm’s loss, which consists of research and development cost as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  This equity loss, which is not related to the Company’s current business operations, is expected to continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

Income Before Provision for Income Taxes:

The Company’s income before provision for income taxes for the nine months ended September 30, 2011 was approximately $1,918,000 as compared to $3,420,000 for the same period in 2010. The decrease of $1,502,000 for the nine months ended September 30, 2011 primarily resulted from an increase in the Company's costs related to services and product sales, an increase in selling, general and administrative costs and an increase in equity in net loss from the investment in a limited liability company which were partially offset by an increase in the Company’s revenue.

Provision for Income Taxes:

The Company’s provision for income taxes for the nine months ended September 30, 2011 was approximately $1,093,000 as compared to $1,402,000 for the same period in 2010.  The estimated effective tax rate for the nine months ended September 30, 2011 was approximately 57% as compared to 41% for the same period in 2010.  The increase in the Company’s estimated effective rate was due to the impact of certain non-deductible expenses incurred in connection with the Merger Agreement under which Tunstall proposes to acquire the Company.

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

As of September 30, 2011 and 2010, the Company was in compliance with its financial covenants in its credit agreement.

The following table is a summary of contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Line	$750,000		$750,000
Debt (a)	$1,520,000	$420,000	$1,100,000
Operating Leases (b)	$8,075,288	$1,676,508	$3,874,013	$2,079,573	$445,194
Purchase Commitments (c)	$1,557,296	$1,362,602	$194,694
Interest Expense (d)	$106,065	$52,365	$53,700
Acquisition Related Commitment (e)	$95,214	$95,214
Total Contractual Obligations	$12,103,863	$3,801,383	$5,777,713	$2,079,573	$445,194

(a) – Debt includes the Company’s aggregate outstanding term loans which mature in 2013 and 2015.

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

The primary source of liquidity is cash flows from operating activities.  Net cash provided by operating activities was approximately $5.1 million for the nine months ended September 30, 2011, as compared to approximately $5.3 million for the same period in 2010.  During 2011, the cash provided by operating activities was primarily from net earnings of approximately $0.8 million, depreciation and amortization of approximately $2.3 million, equity in net loss from investment in limited liability company of approximately $1.5 million, a decrease in prepaid income taxes of approximately $0.4 million, and an increase in accounts payable and accrued expenses of approximately $0.6 million, which are partially offset by an increase in accounts receivable of approximately $0.8 million.  The components of depreciation and amortization primarily relate to the purchases of the Company’s traditional PERS equipment and the customer lists associated with the acquisition of telephone answering service businesses.  The net loss from investment in limited liability company represents the Company’s equity share of Lifecomm’s loss which consists of research and development cost as well as other selling, general and administrative expense incurred for the development of the next generation mobile PERS.  The decrease in prepaid income taxes was primarily due to the timing of the estimated tax payment as compared to the estimated tax provision.  The increase in accounts payable and accrued expenses as well as the increase in accounts receivable was primarily as due to the timing of payment of expenses as well as receipt of revenues in the ordinary course of business.  During 2010, the cash provided by operating activities was primarily from net earnings of approximately $2.0 million, depreciation and amortization of approximately $2.8 million and equity in net loss from investment in limited liability company of approximately $0.5 million.

Net cash used in investing activities for the nine months ended September 30, 2011 was approximately $1.4 million compared to $5.6 million for the same period in 2010.  The primary component of net cash used in investing activities in 2011 was capital expenditures of approximately $1.2 million.  The primary component of net cash used in investing activities in 2010 was the $4.1 million investment in a limited liability company for the development of the next generation mobile PERS system; capital expenditures of approximately $0.9 million, net of deposits on equipment being transferred to fixed assets; and $0.6 million for the acquisition of Alpha, a telephone answering company.  Capital expenditures for both 2011 and 2010 primarily related to the continued production and purchase of the traditional PERS systems.

Cash flows used in financing activities for the nine months ended September 30, 2011 were approximately $0.4 million compared to $1.4 million for the same period in 2010.  The primarily component of cash flow used in financing activities in 2011 was the repayments of long-term debt of approximately $0.5 million that was partially offset by the proceeds upon exercise of stock options of approximately $0.2 million.  The components of cash flow used in financing activities in 2010 were the payment of long-term debt of approximately $1.5 million and the payment of two special dividends, which were declared on December 16, 2009 and July 19, 2010, aggregating approximately $1.9 million.  These financing cash outflows in 2010 were partially offset by the proceeds from long-term debt of $2.0 million that was obtained for the purpose of partially funding the investment in a limited liability company.

During the next twelve months, the Company anticipates it will make capital expenditures of approximately $2.00 – $2.50 million for the production and purchase of the traditional PERS systems, telehealth systems, Mobile PERS, enhancements to its computer operating systems and build-out of its additional call center space.  Part of this amount is subject to fluctuations primarily based on customer demand.  The Company anticipates incurring approximately $0.1 - $0.3 million of costs primarily relating to research and development of its home-based cellular PERS and telehealth products.  The Company also plans to incur approximately $1.0 - $1.5 million of advertising expense for promotional campaigns related to its PERS system.  The Company is also considering acquisition initiatives which may require additional cash outlay.

As of September 30, 2011, the Company had approximately $7.3 million in cash and the Company’s working capital was approximately $13.2 million.  The Company believes that with its present cash balance and with operations of the business generating positive cash flow, it will be able to meet its cash flow needs for working capital and capital expenditures for at least the next twelve months. The Company also has a revolving credit line, which expires in June 2013 that permits borrowings up to $2.5 million, of which $750,000 was outstanding at September 30, 2011.

Off-Balance Sheet Arrangements:

As of September 30, 2011, the Company has not entered into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources  that is material to investors.

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

In June 2011, the Company entered into an operating lease agreement for additional space at its Long Island City, New York location in order to provide space primarily for the expansion of its non-traditional day-time services and its pharmaceutical support services.  The lease commenced in November 2011 and will expire after five years.  The lease calls for minimum annual rent of $215,375 and is subject to increases in accordance with the term of the agreement.  The Company is also responsible for the reimbursement of real estate taxes.

Investment in limited liability company

On May 12, 2010, the Company entered into a limited liability company agreement with Hughes Telematics, Inc. and Qualcomm Incorporated to design, develop, finance and operate a mobile PERS system.  The Company invested $4,000,000 and incurred $150,336 in professional fees to acquire a minority interest (approximately 10%) in the new company, Lifecomm LLC (“Lifecomm”). As part of this transaction, the Company borrowed $2,000,000 from its bank to partially finance this transaction.  In addition, pursuant to the limited liability company agreement, the Company has agreed to fund its share ($200,000) of a stand-by equity commitment for Lifecomm’s benefit, if required.  As of September 30, 2011, the Company’s exposure to loss is limited to the recorded equity investment balance of $1,474,157 and its share ($200,000) of a stand-by equity commitment, if required.

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

Lifecomm is a development stage company that has yet to generate any revenue, and has generated a pre-tax net loss of $6,595,242 and $2,282,762 during the nine and three months ended September 30, 2011 ($10,217,134 during the period from inception, May 12, 2010 to September 30, 2011).  Lifecomm will continue to generate losses until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.  There is no assurance that Lifecomm will complete, in a cost effective or timely manner, the development of the operating systems to specifications that will allow it to successfully generate revenue.

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

During the nine and three months ended September 30, 2011, the Company recorded a pre-tax net loss of $1,496,053 and $424,141, respectively ($2,676,179 during the period from inception, May 12, 2010 to September 30, 2011) for its share of losses from the equity investment in Lifecomm.  The equity loss primarily relates to research and development costs as well as other selling, general and administrative expenses incurred for the development of the next generation mobile PERS.  As the development continues to progress, the Company expects that its share of equity loss will continue throughout 2011 until the next generation mobile PERS is completed and commercialized, which is anticipated to be in early 2012.

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

Reserves for Uncollectible Accounts Receivable
The Company makes ongoing assumptions relating to the collectability of its accounts receivable.  The accounts receivable amount on the balance sheet includes a reserve for accounts that might not be paid.  In determining the amount of the reserve, the Company considers its historical level of credit losses.  The Company also makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and it assesses current economic trends that might impact the level of credit losses in the future. The Company recorded reserves for uncollectible accounts receivable of $483,800 as of September 30, 2011, which is equal to 6% of the total accounts receivable.  While the Company believes that the current reserves are adequate to cover potential credit losses, it cannot predict future changes in the financial stability of its customers and the Company cannot guarantee that its reserves will continue to be adequate.  For each 1% that actual credit losses exceed the reserves established, there would be an increase in general and administrative expenses and a reduction in reported net income of approximately $88,000. Conversely, for each 1% that actual credit losses are less than the reserve, this would decrease the Company’s general and administrative expenses and increase the reported net income by approximately $88,000.

Fixed Assets
Fixed assets are stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses have not been required.  Any change in the assumption of estimated useful lives could either result in a decrease or increase to the Company’s financial results.  A decrease in estimated useful life would reduce the Company’s net income and an increase in estimated useful life would increase the Company’s net income.  If the estimated useful lives of the PERS medical device were decreased by one year, the cost of goods related to services would increase and net income would decrease by approximately $176,000 per annum.  Conversely, if the estimated useful lives of the PERS medical device were increased by one year, the cost of goods related to services would decrease and net income would increase by approximately $135,000 per annum.

Valuation of Goodwill
Goodwill and indefinite life intangible assets are subject to annual impairment tests.  To date, the Company has not been required to recognize an impairment of goodwill. The Company tests goodwill for impairment annually or more frequently when events or circumstances occur indicating goodwill might be impaired. This process involves estimating fair value using discounted cash flow analyses. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used for these estimated cash flows were based on a combination of historical results and current internal forecasts.  The Company cannot predict certain events that could adversely affect the reported value of goodwill, which totaled $10,842,352 at September 30, 2011 and December 31, 2010.  If the Company were to experience a significant adverse impact on goodwill, it would negatively impact the Company’s net income.

Investment in limited liability company
The Company owns a minority interest of approximately 10% and is not the primary beneficiary in an unconsolidated limited liability company.  The Company's investment in the unconsolidated limited liability company is recorded using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to such limited liability company.  All income and loss are allocated to the limited liability company members in accordance with the terms of the limited liability company agreement.  An impairment charge is recognized for an investment accounted for under the equity method when an other than temporary decline in its carrying value has occurred.  As of September 30, 2011, the equity investment balance was $1,474,157 and the Company has not recorded any impairment charges on its equity investment in the limited liability company.

Accounting for Stock-Based Awards
Stock based compensation is recorded in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of stock and employee stock options, based on estimated fair values.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The Company recorded a pre-tax stock-based compensation expense which is included in selling, general and administrative expense in its consolidated financial statements of approximately $147,000 and $198,000 for the six months ended September 30, 2011 and 2010, respectively.

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

In the ordinary course of its business, the Company enters into commitments to purchase raw materials and finished goods over a period of time, generally six months to one year, at contracted prices.  At September 30, 2011, these future commitments were not at prices in excess of current market, or in quantities in excess of normal requirements. The Company does not utilize derivative contracts either to hedge existing risks or for speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our financing activities.  Interest on the outstanding balances on our term loans and revolving credit line under our credit facility accrues at a rate of LIBOR plus 1.75% and LIBOR plus 1.50%, respectively.  To date, the impact from interest rate fluctuations has not been material.  Our ability to carry out our business plan to finance future working capital requirements may be impacted if the cost of carrying debt fluctuates to the point where it becomes a burden on our resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Following the September 22, 2011 announcement of the Merger Agreement under which Tunstall proposes to acquire the Company, on or about September 28, 2011, a putative class action lawsuit was filed against the Company and the members of its board of directors by Joseph Weiss, on behalf of himself and all similarly situated shareholders.  The complaint was filed in the Supreme Court of the State of New York, County of Nassau.  The lawsuit asserts claims for breach of fiduciary duty against the Company’s directors, some of whom are also officers.  The lawsuit seeks injunctive relief preventing the Merger, recovery of damages as a result of the alleged actions of the Company’s directors, and costs, and disbursements of the lawsuit, including attorneys', accountants’ and experts’ fees.

On or about September 30, 2011, a putative shareholder’s class action complaint was filed against the Company, the members of its board of directors, Tunstall and Merger Sub by Diane Kent, on behalf of herself and all similarly situated shareholders.  The complaint was filed in the Supreme Court of the State of New York, County of Queens.  The lawsuit asserts claims for breach of fiduciary duty against the members of our board of directors and aiding and abetting breach of fiduciary duty against the Company, Tunstall and Merger Sub.  The lawsuit seeks to enjoin the defendants from completing the Merger, commencement of an unspecified sales process, imposition of a constructive trust, attorneys' and experts’ fees and costs and other equitable relief.

On or about October 24, 2011, a putative shareholder’s class action complaint was filed against the Company and the members of its board of directors by Joyce Fauci, on behalf of herself and all similarly situated shareholders.  The complaint was filed in the Supreme Court of the State of New York, County of Queens.  The lawsuit asserts claims for breach of fiduciary duty against the members of our board of directors and aiding and abetting breach of fiduciary duty against the Company.  The lawsuit seeks to enjoin the defendants from completing the Merger, rescission or rescissory damages, an accounting for damages caused by the defendants and all profits and special benefits obtained as a result of the alleged breach of fiduciary duty, and costs of the lawsuit, including attorneys', and experts’ fees.

On October 27, 2011, the plaintiffs in the actions commenced in Queens, Diane Kent and Joyce Fauci (together, the “Queens Plaintiffs”), filed a motion seeking to consolidate the actions they commenced, as well as any subsequently filed related actions, under the index number for the action commenced by Diane Kent, designating the caption of the requested resulting consolidated action as In re American Medical Alert Corp. Shareholder Litigation and appointing the law firms of Robbins Umeda LLP and Levi & Korsinsky LLP as Co-Lead Counsel in the requested consolidated action.  The Queens Plaintiffs advise the Court in their motion that Joseph Weiss, who commenced the action pending in Nassau County, supports the motion and has agreed to coordinate efforts and jointly prosecute a consolidated action in Queens County.  The Queens Plaintiffs' motion is pending.

At this time, it cannot be determined if the Company will be deemed liable for any damages as a result of these lawsuits.  The Company has given its insurance carrier notice of such claims, and it believes that there is sufficient insurance coverage to pay any damages awarded as a result of the asserted claims.  The Company and its board of directors believe that these lawsuits are without merit and intend to defend them vigorously.

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

Item 1A.  Risk Factors

Except as described below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Our inability to complete the Merger with Tunstall may result in adverse consequences to the Company.

We signed the Merger Agreement with Tunstall on September 22, 2011, under which Tunstall proposes to acquire the Company.  The Merger Agreement includes a number of closing conditions which must be met to close the Merger, some of which are beyond our control.  In the event that the proposed Merger is not completed:

•	our relationships with customers, suppliers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	we must pay costs and expenses related to the proposed acquisition, such as legal fees, whether or not the proposed merger is completed;

•	under certain circumstances, we may be required to pay a termination (break-up) fee of $3.5 million if the proposed Merger is not completed; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

Any of these events could have a material negative impact on our financial results and our business and could adversely affect the price of our common stock.

The impact of the Merger on our business relationships, operating results and business generally is unknown and may negatively impact our business.

Our customer relationships are critical to the operating and financial results of the Company.  It is unclear what, if any, impact the Merger may have on our customer relationships.  The loss of one or more significant customers or the inability to continue operating under existing customer contracts with terms favorable to us could materially and adversely affect our financial results and our business.

The costs, delay and management time and attention associated with the Merger and litigation related to the Merger could negatively affect the Merger or result in a negative impact to our financial results.

Management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed Merger require substantial commitments of time and resources.  In addition, current legal proceedings have been brought against the Company and other actions may be subsequently initiated relating to the pending Merger.  Such litigation could result in significant potential costs, diversion of management’s attention from ongoing business concerns and delay the completion of the Merger.  Additionally, as is the case with any such litigation, we cannot predict the outcome of such proceedings.

There is the possibility that competing offers will be made which could result in the termination of the Merger Agreement as well as additional cost, delay and potential diversion of management’s attention.

If we receive competing offers, our Board of Directors, consistent with its duties and the Merger Agreement, may need to consider such competing offers which could result in the termination of the Merger Agreement as well as additional cost, delay and potential diversion of management’s attention from the business during the pendency or consummation of a proposed transaction.  Any such delays and increased costs may harm our business and operations.

Item 6.  Exhibits

No.                      Description
2.1
Agreement and Plan of Merger, dated as of September 22, 2011, by and among Tunstall Healthcare Group Limited, Monitor Acquisition Corp, and American Medical Alert Corp.  (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 23, 2011). Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

2.2
Contingent Payment Rights Agreement, dated as of September 22, 2011, by and among Tunstall Healthcare Group Limited, American Medical Alert Corp. and each of Howard Siegel and Gregory Fortunoff, serving jointly as Shareholder Representative (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 23, 2011).  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

10.1
Form of Voting Agreement, dated as of September 22, 2011, entered into by and between Tunstall Healthcare Group Limited and the executive officers and directors of American Medical Alert Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2011).

10.2	Stock Option Contract, dated September 7, 2011, between American Medical Alert Corp. and Richard Rallo.

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

101
The following financial information from American Medical Alert Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets for September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Income (Loss) for the Three Months Ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL ALERT CORP.

Dated: November 14, 2011	By:	/s/ Jack Rhian
Name: Jack Rhian
Title: Chief Executive Officer and President

	By:	/s/ Richard Rallo
Title: Chief Financial Officer
Name: Richard Rallo